Form 10-K
period 2024-12-31
Equitable Holdings, Inc.
filed 2025-02-24
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2024 was approximately $13.1 billion.
As of February 20, 2025, 307,819,522 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
Certain of the statements included or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “forecasts,” “intends,” “seeks,” “aims,” “plans,” “assumes,” “estimates,” “projects,” “should,” “would,” “could,” “may,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Equitable Holdings, Inc. (“Holdings”) and its consolidated subsidiaries. These forward-looking statements include, but are not limited to, statements regarding projections, estimates, forecasts and other financial and performance metrics and projections of market expectations. “We,” “us” and “our” refer to Holdings and its consolidated subsidiaries, unless the context refers only to Holdings as a corporate entity. There can be no assurance that future developments affecting Holdings will be those anticipated by management. Forward-looking statements include, without limitation, all matters that are not historical facts.
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including the impact of geopolitical conflicts, changes in tariffs and trade barriers, and related economic conditions, equity market declines and volatility, interest rate fluctuations, impacts on our goodwill and changes in liquidity and access to and cost of capital; (ii) operational factors, including reliance on the payment of dividends to Holdings by its subsidiaries, protection of confidential customer information or proprietary business information, operational failures by us or our service providers, potential strategic transactions, changes in accounting standards, and catastrophic events, such as the outbreak of pandemic diseases; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults by third parties and affiliates and economic downturns, defaults and other events adversely affecting our investments; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, variations in statutory capital requirements, financial strength and claims-paying ratings, state insurance laws limiting the ability of our insurance subsidiaries to pay dividends and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves and experience differing from pricing expectations, amortization of deferred acquisition costs and financial models; (vii) our Asset Management segment, including fluctuations in assets under management and the industry-wide shift from actively-managed investment services to passive services; (viii) recruitment and retention of key employees and experienced and productive financial professionals; (ix) subjectivity of the determination of the amount of allowances and impairments taken on our investments; (x) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; (xi) risks related to our common stock and (xii) general risks, including strong industry competition, information systems failing or being compromised and protecting our intellectual property.

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
SUMMARY RISK FACTORS

Holding’s business is subject to numerous risks and uncertainties, including those described in Item 1A, “Risk Factors”. These risks include, but are not limited to the following:
•Conditions in the global capital markets and the economy.
•Equity market declines and volatility and economic downturns, defaults and other events.
•Interest rate fluctuations.

•Adverse capital and credit market conditions.
•Market conditions and other factors that could affect our goodwill.
•Dependence on the ability of our subsidiaries to transfer funds to it to meet its obligations.
•Failure to protect the confidentiality, integrity, or availability of customer information or proprietary business information.
•Our operational failures or those of service providers on which we rely.
•Use or misuse of artificial intelligence technologies.
•The occurrence of a catastrophe, including natural or man-made disasters and/or pandemics or other public health issues.
•Our ability to recruit, motivate and retain key employees.
•Misconduct by our employees or financial professionals.
•Potential strategic transactions.
•Changes in accounting standards.
•Investment advisory agreements with clients and selling and distribution agreements with various financial intermediaries and consultants.
•Continued scrutiny and evolving expectations regarding ESG matters.
•Our counterparties’ requirements to pledge collateral related to declines in estimated fair value of derivative contracts.
•Changes in the actual or perceived soundness or condition of other financial institutions and market participants.
•Losses due to defaults by third parties and affiliates, including outsourcing relationships.
•Illiquid investments.
•Defaults on our mortgage loans and volatility in performance.
•Our reinsurance and hedging programs.
•Our reinsurance arrangement with an affiliated captive and pending reinsurance transactions.
•GMxB features within certain of our products.
•The amount of statutory capital that we have and the amount of statutory capital we must hold to meet our statutory capital requirements and our financial strength and credit ratings can vary significantly.
•A downgrade in our financial strength and claims-paying ratings.
•State insurance laws limit the ability of our insurance subsidiaries to pay dividends and other distributions to Holdings.
•A loss of, or significant change in, key product distribution relationships.
•Our risk management policies and procedures.
•Inadequacy of reserves.
•Estimates, assumptions and projections used in our financial models.
•Subjectivity of the determination of the amount of allowances and impairments taken on our investments.
•AB’s revenues and results of operations depend on the market value and composition of AB’s AUM, reputation and performance and performance-based fee arrangements with AB’s clients.
•AB’ ability to develop new products.
•AB’s seed capital investments are subject to market risk.
•AB may not accurately value the securities it holds on behalf of its clients or its company investments.
•The quantitative and systematic models AB uses in certain of its investment services may contain errors.

•potential conflicts of interest that arise in AB’s business.
•Changes in the treatment of AB Holding and ABLP as partnerships for tax purposes.
•Changes in U.S. tax laws and regulations or interpretations thereof.
•Uncertainty surrounding potential legal, regulatory and policy changes, as well as the potential for general market volatility, because of the change in the presidential administration in the United States.
•Regulation, legal proceedings and regulatory actions.
•Certain provisions in our certificate of incorporation and by-laws.
•We have designated a sole and exclusive forum for certain litigation that may be initiated by our stockholders.
•Competition from other insurance companies, banks, asset managers and other financial institutions.
•Protecting our intellectual property.

Part I, Item 1.
BUSINESS
Overview
We are one of America’s leading financial services companies and have helped clients prepare for their financial future with confidence since 1859. We have three primary business lines — retirement, asset management and affiliated distribution — that we run through our complementary and well-established principal franchises, Equitable, AllianceBernstein and Equitable Advisors. We manage more than $1.0 trillion of AUM/A across these franchises, providing following at each franchise:
•Equitable — Retirement and protection strategies to individuals, families and small businesses across the country;
•AllianceBernstein — Diversified investment services to institutional investors, individuals, and private wealth clients worldwide; and
•Equitable Advisors — Financial planning, wealth management, retirement planning, protection and risk management services to clients across the country.
Within our three business lines, we have six segments: Individual Retirement, Group Retirement, Asset Management (formerly called ‘Investment Management and Research’), Protection Solutions, Wealth Management, and Legacy. We continue to maintain market-leading positions in Individual Retirement, Group Retirement, Asset Management, and Protection Solutions while our Wealth Management segment continues to grow in prominence.
We distribute our products through a premier affiliated and third-party distribution platform, consisting of:
Affiliated Distribution:
•Our affiliated retail sales force, Equitable Advisors, which has approximately 4,600 licensed financial professionals who advise on retirement, protection and investment advisory solutions; and
•More than 200 Bernstein Financial Advisors, who are responsible for the sale of investment products and solutions to Private Wealth clients.
Third-Party Distribution:
•Distribution agreements with banks, broker dealers, insurance carriers, brokerage general agencies, independent marketing organizations and wires giving us access to approximately 150,000 financial professionals to market our retirement, protection and investment solutions; and
•An AB global distribution team of more than 500 professionals, who engage with more than 4,800 retail distribution partners and more than 700 institutional clients.
We aim to be a trusted service provider to our clients by providing advice, products and services that help them navigate complex financial decisions. Our financial strength and the quality of our people, their ingenuity and the service they provide help us build relationships of trust with our clients.

Our Organizational Structure
We are a holding company that operates our business through a number of direct and indirect subsidiaries. The following organizational chart presents the ownership of our principal subsidiaries as of December 31, 2024.
______________
(1)We own an approximate 62% economic interest in AB through various wholly-owned subsidiaries. For additional information, see Note 1 of the Notes to the Consolidated Financial Statements.

Segment Information
We are organized into six segments: Individual Retirement, Group Retirement, Asset Management, Protection Solutions, Wealth Management, and Legacy. We report certain activities and items that are not included in our segments in Corporate and Other.
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
•Asset Management—We are a leading provider of diversified investment management and related services to a broad range of clients globally.
•Protection Solutions—We focus our life insurance products on attractive protection segments such as VUL and COLI insurance and our employee benefits business on small and medium-sized businesses.
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
•Investment Edge. Our investment-only variable annuity is designed to be a wealth accumulation product that defers current taxes during accumulation. An optional SIO feature allows a policyholder to invest in various investment options whose performance is tied to one or more securities indices, subject to a performance cap, with some downside protection over a set period of time. This optional SIO feature leverages our innovative SCS offering. Investment Edge does not offer any GMxB feature other than an optional return of premium death benefit.

The following table presents the relative contribution to FYP of each of the above products for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
		(in millions)
FYP by Product
SCS	$12,205	$10,401	$7,953
SCS Income	2,050	933	581
Retirement Cornerstone	2,259	1,806	1,626
Investment Edge	1,796	844	1,036
Other	250	242	167
Total FYP	$18,560	$14,226	$11,363
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
Distribution
We distribute our variable annuity products through Equitable Advisors, our affiliate which is registered both as a broker-dealer and as an investment adviser and whose retail sales force sells both proprietary and third-party variable annuity, life insurance, employee benefits and investment products and services. We also distribute our variable annuity products through third-party distribution channels, which include banks, broker-dealers and insurance partners. For the year ended December 31, 2024, Equitable Advisors represented 35% of our variable annuity FYP in this segment, while our third-party distribution channel represented 65% of our variable annuity FYP in this segment. We employ over 170 external and internal wholesalers who distribute our variable annuity products across both channels.

The table below presents the contributions to and percentage of FYP of our variable annuity products by distribution channel for the year ended December 31, 2024.

FYP by Distribution

Year Ended December 31, 2024

Insurance Partners
8%
Equitable Advisors
35%
Banks
20%
Broker Dealers
37%

No single distribution firm, other than Equitable Advisors, contributed more than 10% of our sales in 2024.
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

Group Retirement
Our Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses. We operate in the 403(b), 457(b) and 401(k) markets where we sell variable annuity and mutual fund-based products. RBG, a dedicated subset of over 1,200 Equitable Advisors (which include both broker-dealer representatives and investment advisory personnel), is the primary distributor of our products and related solutions to individuals in the K-12 education market.
The tax-exempt 403(b)/457(b) market, which includes our 403(b) K–12 education market business, accounted for 65% of Gross Premiums within the Group Retirement business for the year ended December 31, 2024. The institutional lifetime income market accounts for 15%, the corporate 401(k) market accounts for 17% and the remaining 3% is Other as of December 31, 2024.
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
Variable Annuities
Our variable annuities offer defined contribution plan record-keeping, as well as administrative and participant services combined with a variety of proprietary and non-proprietary investment options. Our variable annuity investment lineup mostly consists of proprietary variable investment options that are managed by EIMG, which provides discretionary investment management services for these investment options that include developing and executing asset allocation strategies and providing rigorous oversight of sub-advisors for the investment options. This helps to ensure that we retain high quality managers and that we leverage our scale across both the Individual Retirement and Group Retirement products. In addition, our variable annuity products offer the following features:
•Guaranteed Investment Option (“GIO”)—Provides a fixed interest rate and guarantee of principal.
•Structured Investment Option (“SIO”)—Provides upside market participation that tracks certain available indices subject to a performance cap, with some downside protection against losses in the investment over a one, three or five-year period. This option leverages our innovative SCS individual annuity offering.
•Personal Income Benefit—An optional GMxB feature that enables participants to obtain a guaranteed withdrawal benefit for life for an additional fee.
While GMxB features and Institutional products with guaranteed benefits provide differentiation in the market, this accounts for approximately 1.2% of our total AV (other than ROP death benefits) as of December 31, 2024.
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

The chart below illustrates our net flows for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Net Flows
Gross premiums	$4,693	$3,806	$4,448
Surrenders, withdrawals and benefits	(4,797)	(4,062)	(3,814)
Net flows (1)	$(104)	$(256)	$634
_____________
(1)For the years ended December 31, 2024, 2023 and 2022, net outflows of $943 million, $848 million and $179 million are excluded as these amounts are related to ceded AV to Global Atlantic.
The following table presents the Gross Premiums for each of our markets for the periods specified.

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Gross Premiums by Market (1)
Tax-Exempt	$1,251	$1,113	$1,001
Corporate	409	357	323
Institutional	692	98	772
Other	10	13	22
Total FYP	2,362	1,581	2,118
Tax-Exempt	1,819	1,703	1,785
Corporate	376	378	377
Other	136	144	168
Total renewal premiums	2,331	2,225	2,330
Gross premiums	$4,693	$3,806	$4,448
______________
(1)For the years ended December 31, 2024, 2023 and 2022, Gross Premiums are exclusive of $267 million, $273 million and $72 million related to ceded AV to Global Atlantic.
Markets
We primarily operate in the tax-exempt 403(b)/457(b), corporate 401(k) and other markets.
•Tax-exempt 403(b)/457(b)/401(a). Our core customer base consists of governmental plans of which Public School Districts and their employees make up the majority of our portfolio.
Overall, the 403(b) and 457(b) markets represent 53% of FYP in the Group Retirement segment for the year ended December 31, 2024. We seek to grow in these markets by increasing our presence in the school districts where we currently operate and also by potentially growing our presence in school districts where we currently do not have access.
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
•Institutional 401(k). Our Institutional business offers GMxB and other annuity guarantees to large institutional retirement plans (>$500M in assets). The products are distributed through leading asset managers in the defined contribution markets. We are actively seeking to expand the institutional business.

•Other. Our other business includes an affinity-based direct marketing program where we offer retirement and individual products to employers that are members of industry or trade associations and various other sole proprietor and small business retirement accounts.
The following table presents the relative contribution of each of our markets to AV as of the dates indicated.

	December 31,
	2024	2023
	(in millions)
AV by Market
Tax-Exempt	$29,519	$26,519
Corporate	4,946	4,691
Institutional	1,065	488
Other	5,124	4,772
AV (1)	$40,654	$36,470
______________
(1)For the years ended December 31, 2024, and 2023, AV is exclusive of $10.2 billion,and $10.0 billion, respectively, related to ceded AV to Global Atlantic.
Distribution
We primarily distribute our products and services to this market through Equitable Advisors, primarily using RBG and third-party distribution firms. For the year ended December 31, 2024, these channels represented approximately 66% and 34% of our sales, respectively. We also distribute through direct online sales, which includes engaging existing clients to increase contributions online. Our direct-to-consumer program uses data analysis combined with digital media to engage educators, teach them about their retirement needs and increase awareness of our products and services.We employ internal and external wholesalers to exclusively market our products through Equitable Advisors and third-party firms that are licensed to sell our products. Equitable Advisers also accounted for 98% of our 403(b) sales in 2024.
The following table presents first year premium by distribution channel for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
FYP by Distribution
Equitable Advisors	$1,569	$1,242	$1,187
Third-Party	793	390	931
Total	$2,362	$1,632	$2,118
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
Asset Management
Our Asset Management business provides diversified investment management and related services globally to a broad range of clients through AB’s three buy-side distribution channels: Institutions, Retail and Private Wealth Management. AB Holding is a master limited partnership publicly listed on the NYSE. We own an approximate 62% economic interest in AB. As the general partner of AB, we have the authority to manage and control its business, and accordingly, this segment reflects AB’s consolidated financial results.
Our Asset Management business had approximately $792.2 billion in AUM as of December 31, 2024, composed of 42% equities, 37% fixed income and 21% multi-asset class solutions, alternatives and other assets. By distribution channel, institutional clients represented 41% of AUM, while retail and private wealth clients represented 42% and 17% respectively, as of December 31, 2024.
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
We are AB’s largest client. We represented 17% of AB’s total AUM as of December 31, 2024 and 4% of AB’s net revenues for the year ended December 31, 2024.
Generally, AB is compensated for its investment services on the basis of investment advisory and services fees calculated as a percentage of AUM.
Products and Services
Investment Services
AB believes that by using differentiated research insights and a disciplined process to build high-active-share portfolios, AB can achieve strong investment results for its clients over time. AB is fully invested in delivering better outcomes for their clients. Key to this philosophy is developing and integrating both high quality fundamental and quantitative research, as well as regular company engagement where appropriate. AB’s global research network, intellectual curiosity and collaborative culture allow AB to advance clients’ investment objectives, whether AB’s clients are seeking idiosyncratic alpha, total return, downside mitigation, or sustainability and impact-focused outcomes.
AB’s investment services include expertise in:
•Actively-managed equity strategies across global and regional universes, as well as capitalization ranges, concentration ranges and investment strategies, including value, growth and core equities;
•Actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;
•Actively-managed alternative investments, including fundamental and systematically-driven hedge funds, fund of hedge funds and direct assets (e.g., direct lending, private credit, real estate debt and private equity);
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
Markets
AB operates in major markets around the world, including the United States, EMEA (Europe, the Middle East and Africa) and Asia. AB’s AUM by investment service and client domicile are as follows:
Distribution Channels
AB distributes its products and solutions through three buy-side distribution channels: Institutions, Retail and Private Wealth Management.
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
Retail
AB provides asset management and related services to a wide variety of individual retail investors globally through retail mutual funds AB sponsors, mutual fund sub-advisory relationships, separately-managed account programs and other investment vehicles (“Retail Products and Services”).
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
Bernstein Research Services
Effective April 1, 2024, AB and Societe Generale (“SocGen”) completed their previously announced transaction to form a global joint venture with two joint venture holding companies, one outside of North America and one within North America (“NA JV,” and together the “JVs”). AB owns a majority interest in the NA JV while SocGen owns a majority interest in the joint venture outside of North America. AB has deconsolidated the Bernstein Research Services business and retained the Bernstein Private Wealth Management business within its existing U.S. broker dealer, Sanford C. Bernstein & Co., LLC. For further discussion, see Note 25 of the Notes to the Consolidated Financial Statements.
Custody
AB’s U.S.-based broker-dealer subsidiary acts as custodian for substantially all of AB’s Private Wealth Management AUM and some of its Institutional AUM. Other custodian arrangements, directed by clients, include banks, trust companies, brokerage firms and other financial institutions.
For additional information about AB’s investment advisory fees, including performance-based fees, see “Risk Factors—Risks Relating to Our Asset Management” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment—Asset Management.”
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
AUM
AUM by distribution channel were as follows:

	December 31,
	2024	2023	2022
	(in billions)
Institutions	$321.4	$317.1	$297.3
Retail	334.3	286.8	242.9
Private Wealth Management	136.5	121.3	106.2
Total	$792.2	$725.2	$646.4

AUM by investment service were as follows:

	December 31,
	2024	2023	2022
	(in billions)
Equity
Actively Managed	$263.4	$247.5	$217.9
Passively Managed (1)	68.3	62.1	53.8
Total Equity	331.7	309.6	271.7

Fixed Income
Actively Managed
Taxable (3)	209.3	208.6	190.3
Tax-exempt	76.2	61.1	52.5
Total Actively Managed	285.5	269.7	242.8
Passively Managed (1)	10.3	11.4	9.4
Total Fixed Income	295.8	281.1	252.2

Alternatives/Multi-Asset Solutions (2) (3)
Actively Managed	153.6	125.9	115.8
Passively Managed (1)	11.1	8.6	6.7
Total Other	164.7	134.5	122.5
Total	$792.2	$725.2	$646.4
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

Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services are as follows:

	Year Ended December 31,
	2024	2023	2022
	(in billions)
Actively Managed
Equity	$(24.1)	$(15.5)	$(2.7)
Fixed Income	24.6	12.3	(17.3)
Alternatives/Multi-Asset Solutions	3.8	(2.0)	20.9
	4.3	(5.2)	0.9
Passively Managed
Equity	(6.6)	(4.0)	(5.3)
Fixed Income	(1.0)	1.5	(1.3)
Alternatives/Multi-Asset Solutions	1.1	0.7	2.1
	(6.5)	(1.8)	(4.5)
Total net long-term inflows (outflows)	$(2.2)	$(7.0)	$(3.6)

Average AUM by distribution channel and investment service were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in billions)
Distribution Channel:
Institutions	$322.9	$304.6	$308.4
Retail	315.3	262.0	267.8
Private Wealth Management	130.3	113.7	110.3
Total	$768.5	$680.3	$686.5
Investment Service:
Equity Actively Managed	$261.3	$231.5	$239.7
Equity Passively Managed (1)	66.0	57.7	60.4
Fixed Income Actively Managed – Taxable (3)	211.4	198.3	210.0
Fixed Income Actively Managed – Tax-exempt	67.5	56.0	54.1
Fixed Income Passively Managed (1)	11.0	9.7	11.5
Alternatives/Multi-Asset Solutions (2) (3)	151.3	127.1	110.8
Total	$768.5	$680.3	$686.5
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

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Investment advisory and services fees:
Institutions:
Base fees	$619	$612	$582
Performance-based fees	81	54	77
	700	666	659
Retail:			.
Base fees	1,504	1,276	1,321
Performance-based fees	18	—	2
	1,522	1,276	1,323
Private Wealth:
Base fees	1,047	942	922
Performance-based fees	172	91	66
	1,219	1,033	988
Total:
Base fees	3,170	2,830	2,825
Performance-based fees	271	145	145
	3,441	2,975	2,970

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Bernstein Research Services	96	386	416
Distribution revenues	727	586	607
Dividend and interest income	165	199	123
Investment (losses) gains	(13)	14	(102)
Other revenues	143	101	106
Total revenues	4,559	4,261	4,120
Less: Interest expense	85	108	66
Net revenues	$4,474	$4,153	$4,054
Protection Solutions
Our Protection Solutions segment includes our life insurance and employee benefits businesses.
Life Insurance. We offer a targeted range of life insurance products aimed at serving the financial needs of our clients. We serve all Equitable client segments, but we specialize in small to medium enterprises and high-income and/or high-net worth clients. Beginning in 2025, our products will be primarily distributed through Equitable Advisors. Equitable Advisors represented approximately 66% of our total life insurance sales for the year ended December 31, 2024.
Employee Benefits. In the employee benefits market, we target our products towards small and medium-sized businesses. Our core products consist of Group Life Insurance (including Accidental Death & Dismemberment), Supplemental Life, Dental, Vision, Short-Term Disability and Long-Term Disability. In addition, we offer a full suite of Supplemental Health products including Accident, Critical Illness and Hospital Indemnity. Our employee benefits’ solutions are distributed through Equitable Advisors and select third-party firms, including the traditional broker channel, strategic partnerships (medical partners, professional employer organizations (“PEOs”), and associations), General Agencies, TPAs and Retail Equitable Advisors.
Life Insurance
Products
Our life insurance products are primarily designed to help individuals and small and medium-sized businesses with protection, wealth accumulation and transfer of wealth at death, as well as corporate planning solutions including non-qualified deferred compensation, succession planning and key person insurance. We target select segments of the life insurance market, including VUL and COLI. We currently focus on the asset accumulation and protection segments of the market. We plan to grow our operating earnings over time through earnings generated from sales of our repositioned product portfolio and by proactively managing and optimizing our in-force book.

Our primary life insurance offerings include:
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
COLI. COLI is a VUL insurance product tailored specifically to support professionals, executives, and small business owners. COLI products generally provide a death benefit to the company upon the insured employee’s death, offer potential tax advantages (as mentioned above in VUL) and can be used for executive benefits, business succession planning, and key employee retention.
Other Products and Benefits. In addition to VUL and COLI, we also offer other products including IUL and term life products. We offer a portfolio of riders to enable clients to customize their policies. Our Long-Term Care Services Rider provides an acceleration of the policy death benefit in the event of a chronic illness. The MSO II rider, referred to above and offered via a policy rider on our variable life products, enables policyholders to manage volatility.

We work with employees of EIMG to identify and include appropriate underlying investment options in our variable life products, as well as to control the costs of these options.
The following table presents individual life insurance annualized premiums for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Annualized Premium
Variable Universal Life (1)	$223	$210	$184
Indexed Universal Life	8	10	13
Term	10	12	13
Total	$241	$232	$210
______________
(1)VUL includes variable life insurance and COLI.
The following table presents individual life insurance FYP and renewals by product and total Gross Premiums for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
FYP by Product Line
Variable Universal Life (1)	$369	$339	$309
Indexed Universal Life	10	11	19
Term	10	12	13
Other (2)	—	1	1
Total	389	363	342

Renewals by Product Line
Variable Universal Life (1)	1,038	1,002	989
Universal Life	674	729	764
Term	352	363	373
Indexed Universal Life	276	288	304
Other (2)	15	15	17
Total	2,355	2,397	2,447

Total Gross Premiums	$2,744	$2,760	$2,789
______________
(1)VUL includes variable life insurance and COLI.
(2)For the individual life insurance in-force, other includes current assumption universal life insurance, whole life insurance and other products available for sale but not actively marketed.
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

The following table presents our in-force face amount and Protection Solutions Reserves as of the dates indicated, respectively, for the individual life insurance products we offer:

	December 31,
	2024	2023	2022
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$38.5	$40.9	$43.1
Indexed Universal Life	26.2	26.9	27.5
Variable Universal Life (3)	141.6	136.9	133.4
Term	201.8	206.5	211.9
Whole Life	1.1	1.1	1.1
Total in-force face amount	$409.2	$412.3	$417.0

	December 31,
	2024	2023	2022
	(in millions)
Protection Solutions Reserves (4)
General Account	$18,208	$18,184	$18,208
Separate Accounts	18,753	16,337	13,634
Total Protection Solutions Reserves	$36,961	$34,521	$31,842
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
Markets
While we serve all Equitable client segments, we specialize in small to medium enterprises and high-income/high-net worth clients and their advisers. We also complement our product suite with term products for clients with simpler needs. We focus on creating value for our customers through the differentiated features and benefits we offer on our products.
Distribution
Beginning in 2025, our life insurance products will be primarily distributed through Equitable Advisors. We also use third-party firms to distribute our COLI product.
The following table presents individual life insurance annualized premium by distribution channel for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Annualized Premium by Distribution
Equitable Advisors	$160	$166	$152
Third-Party Firms	81	66	58
Total	$241	$232	$210

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
Employee Benefits
Our employee benefits business is dedicated to serving small and medium-sized businesses, which are a priority segment for us. We offer these businesses a unique technology platform and a competitive suite of group insurance products. By leveraging our innovative platform, we have established strategic partnerships with major insurance and health carriers, becoming their primary benefits provider.
Products
Our product offering includes: a suite of Group Life Insurance (including Accidental Death & Dismemberment), Supplemental Life, Dental, Vision, Short-Term Disability, Long-Term Disability, Critical Illness, Accident and Hospital Indemnity insurance products.

The following table presents employee benefits Gross Premiums and annualized premium for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Employee Benefits Gross Premiums
Group life insurance sales	$148	$127	$104
Short-term disability	95	84	62
Long-term disability	82	72	61
Dental	83	69	55
Vision	16	12	9
Other (1)	15	8	4
Total	$439	$372	$295

Annualized premium	$120	$104	$82
______________
(1) Other includes Critical Illness and Accident insurance products.
Markets
Our employee benefit product suite is designed for small and medium-sized businesses that seek simple, technology-driven employee benefits management. We built the employee benefits business based on feedback from brokers and employers, ensuring its relevance to the market we serve. We are committed to continuously evolving our product suite and technology platform to meet market needs.

Distribution
Our Employee Benefits’ solutions are distributed through the traditional broker channel, strategic partnerships (medical partners, PEOs, and associations), General Agencies, TPAs and Equitable Advisors.
Competition
The employee benefits space is highly competitive with numerous carriers offering similar products. When deciding what insurance carriers to use, employers place importance on price and value of the product, ease of administration, carrier reputation and financial strength, claims management and customer support and tools. In addition, because brokers are often the intermediary in the sale of employee benefits, factors including product offerings and features, administrative services and support, the relationship with the carrier’s sales representative and staff, and compensation all drive brokers’ decision-making around which carriers to market.
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
Equitable Advisors
Equitable Advisors is central to how we serve our clients. Our approximately 4,600 financial advisors offer distinctive, financial planning advice with access to a sophisticated suite of products and services designed to address even the most complex financial needs. We support our advisors through a national branch footprint with over 80 locations, an integrated digital platform, a robust training program, strong marketing capabilities, and cutting-edge client management tools. We continuously invest in the development and refinement of capabilities designed to maximize advisor productivity and client satisfaction. Our differentiated financial advisor support system creates a compelling value proposition and an important driver of recruitment and retention of our financial advisors.
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

Product & Services
Comprehensive advice considers every aspect of a client’s financial future. We offer a broad range of financial solutions that are designed to serve a client through their financial journey in life from asset accumulation to retirement, income, and protection. While market volatility has a significant impact on asset appreciation, our advisors have a proven track record of supporting strong growth in advisory net flows resulting in continued asset accumulation and growth. Additional revenues are produced through the distribution of industry leading proprietary and non-proprietary insurance and annuity products to our retail client base. We offer the following products and services through our Wealth Management segment:
•    Brokerage products and services for retail clients. As of December 31, 2024, the Equitable Advisors broker-dealer business included $100.6 billion in AUA.
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

Legacy
This segment primarily consists of the capital intensive fixed-rate GMxB business written in the Individual Retirement market prior to 2011. We historically offered a variety of variable annuity benefit features, including GMxB features (ie. GMDBs and GLBs) to our policyholders.The remainder of these products either feature only ROP death benefits or do not contain GMxB features. As this business was priced and designed under conditions prior to the 2008 global financial crisis and is materially different from our current product offering, we have chosen to manage this block and report its results separately from our core Individual Retirement Business. Since discontinuing the products offered in this segment, we have undertaken several risk management transactions to minimize the risk this block of business poses to the Company.
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

Segment	Hedging Details	Purpose
Group Retirement	Derivatives contracts whose payouts, in combination with fixed income investments, emulate those of certain securities indices, commodities indices, or ETFs, subject to caps and buffers	Support the returns associated with the SIO

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
Protection Solutions	Derivatives contracts whose payouts, in combination with returns from the underlying fixed income investments, seek to replicate those of the index price, subject to prescribed caps and buffers	Hedge the exposure contained in our IUL products and the MSO II rider we offer on our VUL products
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
Affiliate Reinsurance:
Equitable Financial reinsured all of its variable annuity contracts issued outside the State of New York prior to October 1, 2022 to its affiliate, Equitable America, effective April 1, 2023, on a combination of coinsurance funds withheld and modified coinsurance basis.

Non-Affiliate Reinsurance:
In 2018, Equitable Financial ceded to a non-affiliated reinsurer on a coinsurance basis 90% of our fixed deferred annuity business sold prior to 2015.

Group Retirement	Ceded
Affiliate Reinsurance:
Equitable Financial reinsured all of its net retained liabilities relating to EQUI-VEST variable annuity contracts issued outside the State of New York prior to February 1, 2023 to its affiliate, Equitable America, effective April 1, 2023, on a combined coinsurance funds withheld and modified coinsurance basis.

Non-Affiliate Reinsurance:
Equitable Financial ceded to a non-affiliated reinsurer, on a combined coinsurance and modified coinsurance basis, a 50% quota share of approximately 360,000 legacy Group EQUI-VEST deferred variable annuity contracts issued by Equitable Financial between 1980 and 2008.

Segment	Type of Reinsurance	Purpose
Protection Solutions	Life Insurance
Affiliate Reinsurance:
Equitable Financial reinsured all of its net retained General Account liabilities, including all of its net retained liabilities relating to certain universal life insurance policies issued outside of New York prior to October 1, 2022 to its affiliate, Equitable America, effective April 1, 2023, on a coinsurance funds withheld basis.

Non-Affiliate Reinsurance:
We have set up reinsurance pools with highly rated unaffiliated reinsurers that obligate the pool participants to pay death claim amounts in excess of our retention limits for an agreed-upon premium.

Captive:
EQ AZ Life Re Company reinsures a 90% quota share of level premium term insurance issued by Equitable Financial on or after March 1, 2003 through December 31, 2008 and 90% of the risk of the lapse protection riders under UL insurance policies issued by Equitable Financial on or after June 1, 2003 through June 30, 2007 and those issued by Equitable America on or after June 1, 2003 through June 30, 2007 on a 90% quota share basis as well as 90% quota share of Extended No Lapse Guarantee Riders issued by Equitable America from September 8, 2006 through December 31, 2008. (1)

	Employee Benefits: Varied	We reinsure our group life, disability, critical illness, and accident products. These treaties include both quota share reinsurance and excess of loss. Specifics of each treaty vary by product and support our risk management objectives.
Legacy	Reinsurance / Ceded
Affiliate Reinsurance:
Equitable Financial reinsured all of its net retained liabilities relating to Accumulator variable annuity contracts issued outside the State of New York prior to October 1, 2022 to its affiliate, Equitable America, effective April 1, 2023, on a combined coinsurance funds withheld and modified coinsurance basis.

Non-Affiliate Reinsurance:
In connection with the Venerable Transaction, we ceded to CS Life certain non-New York policies containing fixed rate GMIB and GMDB guarantees sold by Equitable Financial between 2006-2008.

_________
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
Regulation
Insurance Regulation
Our insurance subsidiaries are licensed to transact insurance business and are subject to extensive regulation and supervision by insurance regulators, in all 50 states of the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, and Bermuda. The primary regulator of an insurance company, however, is located in its state or country of domicile. Equitable Financial is domiciled in New York and is primarily regulated by the Superintendent of the NYDFS. Equitable America and EQ AZ Life Re are domiciled in Arizona and are primarily regulated by the Director of Insurance of the Arizona Department of Insurance and Financial Institutions. Equitable L&A is domiciled in Colorado and is primarily regulated by the Commissioner of Insurance of the Colorado Division of Insurance. Equitable Bermuda is domiciled in Bermuda and primarily regulated by the Bermuda Monetary Authority (the “BMA”). The extent of regulation by jurisdiction varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to, among other things, licensing companies to transact business, sales practices, establishing statutory capital and reserve requirements and solvency standards, reinsurance and hedging, protecting privacy, regulating advertising, restricting the payment of dividends and other transactions between affiliates, permitted types and concentrations of investments and business conduct to be maintained by insurance companies as well as agent and insurance producer licensing, and, to the extent applicable to the particular type of insurance, approval or filing of policy forms and rates. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital. Additionally, New York’s insurance laws limit sales commissions and certain other marketing expenses that Equitable Financial may incur.
Supervisory agencies in each of the U.S.-based jurisdictions in which we do business may conduct regular or targeted examinations of our operations and accounts and make requests for particular information from us. For example, periodic financial examinations of the books, records, accounts and business practices of insurers domiciled in their states are generally conducted by such supervisory agencies every three to five years. From time to time, regulators raise issues during examinations or audits of us that could, if determined adversely, have a material adverse effect on us. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. In addition to oversight by state insurance regulators in recent years, the insurance industry has seen an increase in inquiries from state attorneys general and other state officials regarding compliance with certain state insurance, securities and other applicable laws. We have received and responded to such inquiries from time to time. For additional information on legal and regulatory risks, see “Risk Factors—Legal and Regulatory Risks.”
Each of our U.S.-based insurance subsidiaries is required to file detailed annual and, with the exception of EQ AZ Life Re, quarterly financial statements, prepared on a statutory accounting basis or in accordance with other accounting practices prescribed or permitted by the applicable regulator, with supervisory agencies in each of the jurisdictions in which such subsidiary does business. The NAIC has approved a series of uniform SAP that has been adopted by all state insurance regulators, in some cases with certain modifications. As a basis of accounting, SAP was developed to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with ensuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary state. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are usually different from those reflected in financial statements prepared under SAP. See Note 20 of the Notes to the Consolidated Financial Statements.
The BMA regulates our insurance subsidiary in Bermuda, Equitable Bermuda. The Insurance Act of 1978, as amended, (the “Bermuda Insurance Act”) and its related rules and regulations and other applicable Bermuda law, impose a variety of requirements and restrictions including the filing of annual and quarterly statutory financial returns; compliance with minimum capital and solvency enhanced capital requirements; compliance with the BMA’s Insurance Code of Conduct; restrictions on the payment of dividends and distributions; and restrictions on certain changes in control of regulated (re)insurers. The term “insurer” includes “reinsurer” in the Bermuda Insurance Act.
Equitable Bermuda, which is currently licensed to carry on long-term business, is registered as a Class E insurer which is the license class for long-term insurers with total assets of more than $500 million. Equitable Bermuda is not licensed to carry on general business.
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
Since 2017, the NAIC has been implementing a principle-based approach to reserving for life insurance and annuity contracts. Principle-based reserving is designed to better address reserving for life insurance and annuity products. It has been adopted in all states, although in New York, principle-based reserving became effective with the adoption of Regulation 213, which differs from the NAIC Standard Valuation Law, as discussed further below.

In recent years, the NAIC’s macro-prudential initiative was intended to enhance risk identification efforts through proposed enhancements to supervisory practices related to liquidity, recovery and resolution, capital stress testing and counterparty exposure concentrations for life insurers. In connection with this initiative, the NAIC adopted amendments to the Model Holding Company Act and Regulation in 2020 which implement an annual filing requirement related to a liquidity stress-testing framework (the “Liquidity Stress Test”) for certain large U.S. life insurers and insurance groups (based on amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending). The Liquidity Stress Test is used as a regulatory tool in the jurisdictions that have adopted the holding company amendments.
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
In August 2023, New York adopted legislation codifying the Liquidity Stress Test and the GCC. The first GCC filing was required on June 30, 2024.
In August 2023, the NAIC adopted a short-term solution related to the accounting treatment of an insurer’s negative interest maintenance reserve (“IMR”) balance, which may occur when a rising interest rate environment causes an insurer’s IMR balance to become negative as a result of bond sales executed at a capital loss. If this occurs, previous statutory accounting guidance required the non-admittance of negative IMR, which can impact how accurately an insurer’s surplus and financial strength are reflected in its financial statements and result in lower reported surplus and RBC ratios. The NAIC’s interim statutory accounting guidance, which is effective until December 31, 2025, allows an insurer with an authorized control level RBC greater than 300% to admit negative IMR up to 10% of its General Account capital and surplus, subject to certain restrictions and reporting obligations. The NAIC is developing a long-term solution for the accounting treatment of negative IMR, which may nullify the application of the short-term solution if implemented prior to December 31, 2025.
Captive Reinsurance Regulation and Variable Annuity Capital Standards
We use an affiliated captive reinsurer as part of our capital management strategy. During the last few years, the NAIC and certain state regulators, including the NYDFS, have been focused on insurance companies’ use of affiliated captive reinsurers and offshore entities.
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

As previously noted, New York’s Regulation 213, which applies to Equitable Financial, differs from the NAIC’s variable annuity reserve and capital framework described above. Regulation 213 requires New York-licensed insurers to carry statutory basis reserves for variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the regulation’s first amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that is more conservative than the NAIC standard. As a result, Regulation 213 materially increases the statutory basis reserves that New York-licensed insurers are required to carry which could adversely affect their capacity to distribute dividends. As a holding company, Holdings relies on dividends and other payments from its subsidiaries and, accordingly, any material limitation on Equitable Financial’s dividend capacity could materially affect Holdings’ ability to return capital to stockholders through dividends and stock repurchases.
In order to mitigate the impacts of Regulation 213 discussed above, the Company completed a series of management actions prior to year-end 2022. Equitable Financial was also granted a permitted practice by the NYDFS which partially mitigates Regulation 213’s impact from the Venerable transaction to make the regulation’s application to Equitable Financial more consistent with the NAIC reserve and capital framework. In addition, in May 2023, Equitable Financial completed a reinsurance transaction whereby it reinsured virtually all of its net retained General Account liabilities, including all of its net retained liabilities relating to the living benefit and death riders related to (i) its variable annuity contracts issued outside the State of New York prior to October 1, 2022 (and with respect to its Equi-Vest variable annuity contracts, issued outside the State of New York prior to February 1, 2023) and (ii) certain universal life insurance policies issued outside the State of New York prior to October 1, 2022, to its affiliate, Equitable America. In addition, all of the separate account liabilities relating to such variable annuity contracts were reinsured as part of that transaction. There can be no assurance that any of these management actions individually or collectively will fully mitigate the impact of Regulation 213. Other state insurance regulators may also propose and adopt standards that differ from the NAIC framework. See Note 20 of the Notes to the Consolidated Financial Statements for additional detail on the permitted practice granted by the NYDFS.
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
The NAIC is also evaluating the risks associated with insurers’ investments in certain categories of structured securities, including CLOs. In March 2023, the NAIC adopted an amendment to the Manual to give the NAIC’s Structured Securities Group, housed within the SVO, responsibility for modeling CLO securities and evaluating tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios in order to assign NAIC designations. The amended Manual, which became effective on January 1, 2024, requires insurers to begin reporting the financially modeled NAIC designations for CLOs with their year-end 2025 financial statement filings. The NAIC’s goal is to ensure that the aggregate RBC factor for owning all tranches of a CLO is the same as that required for owning all of the underlying loan collateral, in order to avoid RBC arbitrage. The NAIC is collaborating with interested parties to develop and refine the process for modeling CLO investments.
In addition, in 2023, the NAIC increased the RBC factor for CLO and other structured security residual tranches from 30% to 45% effective for year-end 2024 RBC filings.
More broadly, in August 2023 the NAIC’s Financial Condition (E) Committee launched a holistic review of its approach to insurer investment risk regulation. The primary objective is to highlight areas where the insurance regulatory framework and the SVO can be enhanced in order to strengthen oversight of insurers’ investments in complex assets, such as structured securities. More specifically, the NAIC is focused on the SVO’s discretion to review NAIC designations for individual investments, the appropriate extent of SVO reliance on CRPs, and oversight of the development of new RBC charges for CLOs and other structured securities. The proposed changes to modernize investment oversight include: (i) reducing or eliminating “blind” reliance on CRPs while continuing to utilize them by implementing a due diligence framework that oversees the effectiveness of CRPs and (ii) bolstering the SVO’s portfolio risk analysis capabilities by investing in a risk analytics tool and adding specialized personnel. The NAIC has also been focused on insurers’ use of ratings by nationally recognized statistical rating organizations and other CRPs for rating certain of their investments, instead of submitting such investments to the SVO. Certain investments are subject to an exemption from filing with the SVO if they have been assigned a current, monitored rating by certain approved CRPs that meet specified requirements.
The NAIC’s designation of an investment held by an insurance company affects the RBC charge applied to such investment and therefore impacts the insurer’s overall RBC ratio. In November 2024, the NAIC adopted an amendment to the Manual, which sets forth procedures for the SVO staff to identify and evaluate a filing exempt security with an NAIC designation determined by a rating that appears to be an unreasonable assessment of investment risk. The procedures include, without limitation, sending an information request to insurers that hold the security under review and determining whether the NAIC designation is three or more notches different than the SVO’s assessment, which allows the SVO to request the removal of the CRP credit rating from the filing exempt process. At any time during the process, an alternate CRP credit rating may be requested and if one is received, it will be incorporated in the filing exempt process. The amendment to the Manual is scheduled to become effective on January 1, 2026.
We cannot predict what form any final proposals may take, or what effect their adoption may have on our business and compliance costs.
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
Certain of our subsidiaries, including Equitable Advisors, Equitable Distributors, SCB LLC and AllianceBernstein Investments, Inc., are registered as broker-dealers (collectively, the “Broker-Dealers”) under the Exchange Act. The Broker-Dealers are subject to extensive regulation by the SEC and are members of, and subject to regulation by, FINRA, a self-regulatory organization subject to SEC oversight. Among other regulation, the Broker-Dealers are subject to the capital requirements of the SEC and FINRA, which specify minimum levels of capital (“net capital”) that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to employ in their businesses. The SEC and FINRA also regulate the sales practices of the Broker-Dealers. In June 2020, Regulation Best Interest (“Regulation BI”) went into effect with respect to recommendations of securities and accounts to “retail customers.” Regulation BI requires the Broker-Dealers, when making a recommendation of any securities transaction or investment strategy involving securities (including account recommendations) to a retail customer, to provide specified disclosures and act in the retail customer’s best interest. Moreover, in recent years, the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and alternative investments, among other products. In addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business, who may also conduct examinations, direct inquiries to the Broker-Dealers and bring enforcement actions against the Broker-Dealers. Broker-Dealers are required to obtain approval from FINRA for material changes in their businesses as well as certain restructuring and mergers and acquisition events. The Broker-Dealers are also subject to registration and regulation by regulatory authorities in the foreign jurisdictions in which they do business.

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
Certain subsidiaries and affiliates, including EIMG, EIM LLC, Equitable Advisors and AB, and certain of its subsidiaries are registered as investment advisers under the Investment Advisers Act. The investment advisory activities of such registered investment advisers are subject to various federal and state laws and regulations and to the laws in those foreign countries in which they conduct business. These U.S. and foreign laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations.
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
In December 2022, the SEC proposed a new Regulation Best Execution, which would supplement existing best execution rules enforced by FINRA and the Municipal Securities Rulemaking Board. In conjunction with Regulation Best Execution, the SEC also proposed other rules or rule modifications that, if adopted as proposed, would materially impact broker-dealers operating in the equity markets. These proposals include: (i) the Order Competition Rule, which would require certain retail customer orders to be exposed first to a “qualified auction” operated by an open competition trading center prior to execution in the OTC market; (ii) amendments to Regulation NMS to adopt, among other things, minimum pricing increments for quoting and trading of listed stocks and reduce exchange access fees; and (iii) amendments to disclosure requirements under Regulation NMS to require monthly publication of order execution quality information in listed equity by certain large broker-dealers and trading platforms in addition to the market centers that are currently required to publish such reports. If adopted, the proposals will likely increase costs for our broker-dealers.
In December 2023, the SEC adopted rules to require covered clearing agencies to adopt policies and procedures reasonably designed to require every direct participant of the agency to submit for clearing eligible secondary market transactions in U.S. Treasury securities, which will effectively require those participants to clear eligible cash transactions in U.S. Treasury securities by December 31, 2025, and eligible repurchase transactions in U.S. Treasury securities by June 30, 2026. The rule’s potential effect on the U.S. Treasury securities market is uncertain.
Investment Adviser Regulation
Changes to the marketing requirements for registered investment advisers were adopted in December 2020 and became effective in November 2022. The changes amended existing Rule 206(4)-1 under the Investment Advisers Act and incorporated aspects of Investment Advisers Act Rule 206(4)-3, which the SEC simultaneously rescinded in its entirety. The amended rules imposed a number of new requirements that will affect marketing of certain advisory products, including, in particular, private funds. We developed systems and processes and put in place policies and procedures to ensure that we are in compliance with the amended rule. The SEC is currently focused on examining compliance efforts with newly amended Rule 206(4)-1. The SEC has also adopted new reporting requirements for institutional investment managers regarding “say on pay” and more expansive reporting on voting practices by managers for registered funds on Form N-PX. In October 2022, the SEC also proposed a new rule and rule amendments under the Investment Advisers Act that would prohibit registered investment advisers from outsourcing certain services and functions without conducting due diligence and monitoring the proposed service providers. Both the new requirements and the new proposals, if adopted, will create substantially greater compliance requirements and costs for our investment adviser entities.
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
In 2023, the U.S. Department of Labor (the “DOL”) proposed a regulation to change the definition of “fiduciary” for purposes of ERISA and parallel provisions of the Code when a financial professional, including an insurance producer, provides investment advice, and proposed amendments to various existing prohibited transaction exemptions (“PTEs”), including PTE 84-14, that financial professionals rely on when they make investment recommendations to retirement investors. On April 23, 2024, the DOL finalized and published this new definition of “fiduciary” for purposes of ERISA and parallel provisions of the Code and finalized and published amendments to these PTEs (the new definition and the PTE amendments collectively, the “Final Rule”).
Various industry groups brought litigation against the DOL seeking a variety of remedies for the Final Rule. On July 25, 2024, the U.S. District Court for the Eastern District of Texas (the “E.D. Tex.”) issued a stay of the effective date of portions of the Final Rule. On July 26, 2024, the U.S. District Court for the Northern District of Texas (the “N.D. Tex.”) issued a stay of the effective date of the Final Rule as a whole. As a result of these court opinions, it is uncertain whether the Final Rule will become effective.The DOL has appealed the stay issued in the E.D. Tex. litigation to the U.S. Court of Appeals for the Fifth Circuit. The DOL has also filed an interlocutory appeal challenging the stay issued in the N.D. Tex. litigation to the U.S. Court of Appeals for the Fifth Circuit; the parties have jointly agreed to stay further proceedings pending the outcome of the interlocutory appeal. While this litigation proceeds, we are evaluating the potential impact of the Final Rule on our business, particularly as it pertains to the sale of insurance products to retirement investors.
In addition, in January 2020, the NAIC revised the Suitability in Annuity Transactions Model Regulation to apply a best interest of the consumer standard on insurance producers’ annuity recommendations and to require that insurers supervise such recommendations. Most U.S. states, including Arizona and Colorado, have adopted the revised regulation. As a notable exception, the NYDFS amended Regulation 187 - Suitability and Best Interests in Life Insurance and Annuity Transactions (“Regulation 187”) to add a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. We have developed our compliance framework for Regulation 187 with respect to annuity sales as well as our life insurance business.
Massachusetts has also adopted a regulation applying a fiduciary duty standard to broker-dealers and their agents which, although not applying to insurance product (including variable annuity) sales, did require us to make changes to certain policies and procedures to ensure compliance. The North American Securities Administrators Association has proposed a broker-dealer conduct model rule that states might seek to adopt. The stated objectives of the proposal are to account for revisions to federal conduct standards for broker-dealers and agents arising out of the adoption of Regulation BI by the SEC and other changes that have occurred in the financial services industry in recent years, including the blurring of brokerage and advisory service models. Other states have either adopted or are considering adoption of fiduciary and other conduct standards for broker-dealers.
Climate Risks
The topic of climate risk has come under increased scrutiny by insurance regulators and other regulatory agencies. In September 2020, the NYDFS announced that it expects New York domestic and foreign authorized insurers to integrate financial risks from climate change into their governance frameworks, risk management processes, and business strategies.
In November 2021, the NYDFS issued additional guidance for New York domestic insurers, such as Equitable Financial, stating that they are expected to manage financial risks from climate change by taking actions that are proportionate to the nature, scale and complexity of their businesses. For instance, such an insurer should: (i) incorporate climate risk into its financial risk management (e.g., a company’s ORSA should address climate risk); (ii) manage climate risk through its enterprise risk management functions and ensure that its organizational structure clearly defines roles and responsibilities related to managing such risk; (iii) use scenario analysis when developing business strategies and identifying risks; and (iv) incorporate the management of climate risk into its corporate governance structure at the group or insurer entity level (i.e., an insurer’s board of directors should understand climate risk and oversee the team responsible for managing such risk). As of August 2022, New York domestic insurers should have implemented certain corporate governance changes and developed plans to implement the organizational structure changes (e.g., defining roles and responsibilities related to managing climate risk). With respect to implementing more involved changes (e.g., reflecting climate risks in the ORSA and using scenario analysis when developing business strategies), insurers are encouraged to start work on these changes, although the NYDFS intends to issue additional guidance with more specific timing information. We have developed our compliance framework with respect to the November 2021 guidance.
The NYDFS also adopted an amendment to the regulation governing enterprise risk management, applicable to New York domestic and foreign authorized insurers, which requires an insurance group’s enterprise risk management function to address certain additional risks, including climate change risk.
In September 2023, the California legislature passed a law that will require firms with annual revenues of over $1 billion that do business in the state to publicly report their greenhouse gas emissions, beginning in 2026 for calendar year 2025.
In 2022, the NAIC adopted a new disclosure standard for insurance companies to report their climate-related risks as part of its annual Climate Risk Disclosure Survey, which applies to insurers that meet the reporting threshold of $100 million in countrywide direct premium and are licensed in one of the participating jurisdictions. The disclosure standard is consistent with the international Task Force on Climate-Related Financial Disclosures’ framework for reporting climate-related financial information.

In addition, the FIO has been assessing how the insurance sector may mitigate climate risks and help achieve national climate-related goals pursuant to its authority under the Dodd-Frank Act, as discussed above. In June 2023, the FIO released a report titled, Insurance Supervision and Regulation of Climate-Related Risks, which evaluates climate-related issues and gaps in insurer regulation. The report urges insurance regulators to adopt climate-related risk-monitoring guidance in order to enhance their regulation and supervision of insurers.
Diversity and Corporate Governance
Insurance regulators are also focused on the topic of race, diversity and inclusion. In New York, the NYDFS issued a circular letter in 2021 stating that it expects the insurers it regulates, such as Equitable Financial, to make diversity of their leadership a business priority and a key element of their corporate governance. We consider the NYDFS’ guidance as part of our commitment to diversity and inclusion. The NAIC continues to work on identifying barriers that disadvantage people of color or historically underrepresented groups and improving access to different types of insurance products in minority communities. Groups at the NAIC are also coordinating on issues related to predictive modeling, price algorithms, and insurers’ use of artificial intelligence (“AI”), and new state regulations in these areas are possible.
International Regulation
Pursuant to the terms of the Bermuda Insurance Act, as a Class E insurer, Equitable Bermuda will not be permitted to engage in non-insurance business unless that non-insurance business is ancillary to its core insurance business. Non-insurance business means any business other than insurance business and includes carrying on investment business, underwriting debt or securities or otherwise engaging in investment banking and carrying on the business of management, sales or leasing of real property.
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
The SECURE 2.0 Act of 2022 (“SECURE 2.0”), signed into law in December 2022, makes significant changes to existing law for retirement plans by building upon provisions in the Setting Every Community Up for Retirement Enhancement Act of 2019. SECURE 2.0 introduces new requirements and considerations for plan sponsors that are intended to expand coverage, increase savings, preserve income, and simplify plan rules and administrative procedures. Among other provisions, SECURE 2.0 directs the DOL to review its current interpretive bullentin regarding ERISA plan sponsors’ selection of annuity providers for purposes of transferring plan sponsor benefit plan liability to such annuity providers. Such review could result in the DOL’s imposition of new or different requirements on plan sponsors or on annuity providers or could make such selection process more difficult for the parties involved.

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
Privacy and Security of Customer Information and Cybersecurity Regulation
We are subject to federal and state laws and regulations that require financial institutions to protect the security, integrity, confidentiality, and availability of customer information, and to notify customers about their policies and practices relating to their collection, disclosure, and security of customer information. We maintain, and we require our third-party service providers to maintain, security controls designed to ensure the integrity, confidentiality, and availability of our systems and the confidential and sensitive information we maintain and process thereon, or which is processed on our behalf. We have adopted a privacy policy outlining the Company’s procedures and practices relating to the collection, maintenance, disclosure, disposal, and protection of customer information, including personal information. As required by law, subject to certain exceptions, a copy of the privacy policy is mailed to customers on an annual basis. Federal and state laws generally require that we provide notice to affected individuals, law enforcement, regulators and/or potentially others, each as applicable, if there is a situation in which customer information is disclosed to and/or accessed or acquired by unauthorized third parties. Federal regulations require financial institutions to implement programs to protect against unauthorized access to this customer information, and to detect, prevent and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to both consumers and customers, and also regulate the permissible uses of certain categories of customer information.
The violation of data privacy and data protection laws and regulations or the failure to implement and maintain reasonable and effective information security and cybersecurity programs may result in significant fines, remediation costs and regulatory enforcement actions. Moreover, a cybersecurity incident that disrupts critical operations and customer services could expose the Company to litigation, losses or additional costs, and reputational damage. As cyber threats continue to evolve, regulators continue to develop new requirements to account for risk exposure, including specific cybersecurity safeguards and program oversight. As such, it may be expected that legislation considered by either the U.S. Congress and/or state legislatures could create additional and/or more burdensome obligations relating to the use and protection of customer information.
We are subject to the rules and regulations of the NYDFS which in 2017 adopted the Cybersecurity Requirements for Financial Services Companies (the “NY Cybersecurity Regulation”), a regulation applicable to banking and insurance entities under its jurisdiction. The NY Cybersecurity Regulation requires covered entities to, among other things, assess risks associated with their information systems and establish and maintain a cybersecurity program designed to protect such systems, consumers’ private data, and confidential business data against such risks. We have adopted a cybersecurity policy outlining our policies and procedures for the protection of our information systems and information stored on those systems that comports with the regulation. In November 2023, the NYDFS adopted amendments to the NY Cybersecurity Regulation, which include significant changes, such as: (i) requiring new technical reporting; (ii) the implementation of governance and oversight measures, including that a senior governing body (e.g., the board of directors) have sufficient understanding of cybersecurity-related matters to exercise effective oversight; (iii) the enhancement of certain cybersecurity safeguards (e.g., annual audits, vulnerability assessments, and password controls and monitoring); (iv) mandating notifications to the NYDFS within 24 hours of a covered entity’s cyber-ransom payment and otherwise requiring prompt notification to the NYDFS, following the occurrence of a cybersecurity event; (v) requiring covered entities to maintain for examination and inspection upon request by NYDFS all records, schedules, and supporting data regarding cybersecurity events; and (vi) annually certifying to NYDFS a covered entity’s material compliance with the NY Cybersecurity Regulation. The amendments require compliance within 180 days of adoption, but also include delayed compliance dates (in May and November 2025) for certain requirements. We continue to assess the effect of the amendments on our business and compliance strategy.
Similarly, the NAIC adopted the Insurance Data Security Model Law for entities licensed under the relevant state’s insurance laws. The model law requires such entities to establish standards for data security and for the investigation and notification to insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Approximately half of states have adopted the model law of a form thereof, although it has not been adopted by any of our significant insurance subsidiaries’ domiciliary states. We expect additional states to adopt the model law, even though it is not an NAIC accreditation standard, but we cannot predict whether or not, or in what form or when, they will do so.

The NAIC’s Privacy Protections (H) Working Group (“PPWG”) is developing amendments to update the Privacy of Consumer Financial and Health Information Regulation (Model Law #672). The proposed amendments would expand the definition of nonpublic personal information; add consumer rights to request access, correction and deletion of nonpublic personal information; and add requirements for contracts with third-party service providers. In November 2024, the PPWG received an extension until December 31, 2025 to finalize the amendments to the model regulation. We cannot predict whether changes to Model Law #672 will be adopted, what form they will take, or what effect they would have on our business or compliance efforts in the form adopted by states whose laws apply to our insurance subsidiaries.
In July 2023, the SEC adopted the Risk Management, Strategy, Governance, and Incident Disclosure Final Rule (the “Cybersecurity Final Rule”) enhancing disclosure requirements for registered companies covering cybersecurity risk, management and governance. The Cybersecurity Final Rule requires registrants to disclose material cybersecurity incidents on Form 8-K within four business days of a determination that a cybersecurity incident is material, and such materiality determination must be made without unreasonable delay. The rule also requires periodic disclosures of, among other things, details on the company’s process to assess, identify, and manage cybersecurity risks, cybersecurity governance, and management’s role in overseeing such a compliance program, including the board of directors’ oversight of cybersecurity risks. The reporting requirements under the Cybersecurity Final Rule became effective in December 2023. In addition, federal regulators are increasingly focused on cybersecurity and several have established specific and potentially burdensome requirements. For instance, in October 2021, the Federal Trade Commission announced significant amendments to the Standards for Safeguarding Customer Information Rule (the “Safeguards Rule”) that require financial institutions to implement specific data security measures within their formal information security measures. The updated Safeguards Rule became effective in June 2023. Failure to comply with new regulations or requirements may result in enforcement action, fines and/or other operational or reputational harms.
Under the California Consumer Privacy Act, as amended by the California Privacy Rights Act, (collectively, “CCPA”), California residents enjoy the right to know what information a business has collected from them, the sourcing and sharing of that information, and the right to delete and limit certain uses of that information. CCPA also establishes a private right of action with potentially significant statutory damages, whereby businesses that fail to implement reasonable security measures to protect against breaches of personal information could be liable to affected consumers. Certain data processing which is otherwise regulated, including under the Gramm-Leach-Bliley Act, is excluded from the CCPA; however, this is not an entity-wide exclusion. We expect a significant portion of our business to be excepted from the requirements of the CCPA. The California Privacy Protection Agency (“CPPA”) is charged with adopting rules for and enforcing the CCPA. The CPPA updated the CCPA regulations as of March 2023, and has formally initiated further rulemaking activities, including with respect to when insurance companies must comply with the CCPA, that may lead to additional regulations. The CCPA and any future regulations may require additional compliance efforts, such as changes to our policies, procedures or operations.
Several other states have adopted, or are considering, enacting similar comprehensive privacy laws or regulations in the near future. To date, several of these state laws include entity-level exemptions for financial institutions that are subject to privacy protections in the Gramm-Leach-Bliley Act or similar, state-level financial privacy laws.
Innovation and Technology
As a result of increased innovation and technology in the insurance sector, the NAIC and insurance regulators have been focused on the use of “big data” techniques, such as the use of AI, machine learning and automated decision-making. In December 2023, the NAIC’s Innovation, Cybersecurity and Technology (H) Committee (the “(H) Committee”) adopted the Model Bulletin on the Use of Artificial Intelligence Systems by Insurers (the “AI Bulletin”) after exposing a draft for comment. States have started to adopt AI Bulletin, which outlines how insurance regulators should govern the development, acquisition and use of AI technologies, as well as the types of information that regulators may request during an investigation or examination of an insurer in regard to AI systems. The (H) Committee also formed a new task force in 2024 charged with creating a regulatory framework for the oversight of insurers’ use of third-party data and models. In addition, the NAIC’s Big Data and Artificial Intelligence (H) Working Group has a new workstream that is evaluating AI-use outcomes and how well the current regulatory framework addresses potential harms from the use of AI. The goal is to determine whether additional tools, resources and education are needed to effectuate the goals of the AI Bulletin. In 2025, the Working Group will also consider developing an overall AI regulatory framework that could be incorporated into an NAIC regulatory handbook.
Further, the NAIC and state insurance regulators have been focused on addressing unfair discrimination in the use of consumer data and technology, and some states have passed laws targeting unfair discrimination practices. For instance, in 2021, Colorado enacted a law which prohibits insurers from using external consumer data and information sources (“ECDIS”), as well as algorithms or predictive models that use ECDIS, in a way that unfairly discriminates based on race, color, national or ethnic origin, religion, sex, sexual orientation, disability, gender identity or gender expression. In August 2023, the Colorado Division of Insurance adopted the first binding regulation, effective on November 14, 2023, requiring life insurers to adopt a governance and risk management framework for the use of AI, machine learning and other technologies that utilize “external consumer data.” Colorado has proposed an amendment to the regulation which would extend the requirements to private passenger automobile and health benefit plan insurers that use ECDIS, as well as algorithms and predictive models that use ECDIS. Similarly, in July 2024, the NYDFS published a circular letter which provides guidance on how insurers should develop and manage their use of external consumer data and AI systems in underwriting and pricing so as not to harm consumers.
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
We expect big data to remain an important issue for the NAIC and state insurance regulators. We cannot predict which regulators will adopt the AI Bulletin, or what, if any, changes to laws or regulations may be enacted with regard to “big data” or AI technologies.
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
Human Capital Management
As of December 31, 2024, we had approximately 8,000 full time employees. Of these, approximately 4,300 were employed full-time by AB.
Equitable
To deliver on our commitments to stakeholders including our clients and investors, we need not only a sound business strategy but an equally well-developed people strategy. We aspire to building a culture of professional excellence, employee engagement and inclusion and continuous learning. We have made significant strides towards delivering on these three fronts.
Professional Excellence
Equitable’s mission is to help our clients secure their financial well-being so they can pursue long and fulfilling lives. To achieve our mission, we must deliver best-in-class products and services, with the goal of enhancing our clients’ financial outcomes. This requires our employees to have a passion for our mission, commitment to excellence and the ability to navigate market conditions with speed and agility.

Over the last several years, we have transformed the entire organization, building mission-driven teams that have clear outcomes and goals, while making fundamental changes to our policies, procedures and structure to help us move faster. We have prioritized achieving full agility, an important mindset that will carry us into the future.
Equitable’s New Ways of Working (“NWOW”) throughout the organization is our biggest investment in our people, with employee training in skills such as adaptive leadership, design thinking and agile principles. NWOW, which is a proprietary methodology built by Equitable’s people for Equitable, sharpens our focus on the following five areas of the employee experience: (i) Adaptive Leadership — empowering those closest to the work with decision-making authority; (ii) Outcomes, Objectives & Key Results (“OKRs”) — long-term objectives and a goal-setting framework; (iii) Dynamic Enablers — processes and tools that promote innovation, autonomy and skills development; (iv) Enterprise Agile — adapting in the face of rapid change; and (v) Design Thinking — client-centric solutions design. In 2024, we introduced a new area of focus, process re-engineering, a dedicated new area to emphasize the significance of continuous improvement. Process re-engineering involves a fundamental rethinking and restructuring of our work processes to drive significant improvements in business performance. We believe that by prioritizing these areas, our business adapts with greater speed, agility, creativity, and client focus.
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
Equitable’s NWOW has fundamentally changed the way we think, work and lead as a company, ensuring we are better positioned to grow, meet our clients’ needs and attract the best talent. Since we adopted NWOW, we have seen increased employee engagement, including higher employee Net Promoter Scores, new and innovative and teams responding to market conditions and client needs faster than ever before.
Employee Engagement and Inclusion
Employee engagement is a measurement of how committed and invested employees are in their work and the organization’s success. Engagement is not simply about showing up — it is about feeling connected, motivated and passionate about the company’s goals.
Internal surveys are a critical part of our listening strategy to gather feedback and gain an accurate picture of how people feel about working for Equitable. We measure our culture through an annual engagement survey and use quarterly pulse surveys to monitor trends and collect short-term feedback throughout the year. Importantly, this data continues to help shape internal programs, including our approach to holistic wellness and cultivating adaptive leadership practices. Leaders have direct access to survey results to better understand their teams’ culture. They are encouraged to take action by sharing results with their teams and collectively exploring opportunities to enhance the employee experience.
With a 75% response rate, Equitable achieved a score of 83% on its 2024 Corporate Engagement Index, a composite of our culture survey results including how likely employees are to stay at Equitable and recommend the company as an employer. Our 2024 engagement index score exceeded 2023’s score (81%), response rate (65%) and the industry benchmark.
At Equitable, building a more inclusive workplace is an essential and ongoing endeavor. It helps us better serve our clients and communities, creates a more supportive and productive work environment, and ultimately enables our people to achieve their full potential.
Our vision is to inspire, lead and serve as a model for the financial industry by fostering an inclusive, diverse, empowering and equitable workplace for all. To achieve our vision, our specific strategic goals are to:
•Attract, retain and advance diverse talent. We seek to create the most effective and impactful team in the financial services industry, reflecting the diverse clients we serve.
•Create and uphold an inclusive company culture. We seek to create an environment that values contributions from all and encourages collaboration, flexibility and fairness.
•Instill commitment and accountability at all levels. We seek to build a workplace culture where there is clarity and transparency around goals, successes and areas of opportunity.

Our employee engagement is also driven by our active Employee Resource Groups (“ERGs”). Our twelve ERGs and five field advisory councils provide opportunities for colleagues with shared interests and experiences to network, engage and support one another. Our ERGs are sponsored by executive-level leaders and managed by employee volunteers who play a key role in serving as a community voice to leadership, driving policy changes and helping shape our strategy for excellence. We encourage our people to demonstrate allyship by joining more than one group. These communities frequently collaborate with and identify opportunities to support one another.
Continuous Learning
At Equitable, we recognize that our people are the cornerstone of our business. Their talent and dedication are essential to our long-term success and strategic vision. We are committed to attracting, developing, and retaining top talent by fostering an environment that rewards passion and innovation.
This starts with nurturing strong relationships between employees and leaders, which is further reinforced through peer-to-peer discussions, skill-building initiatives and a focus on professional aspirations.
Our Career Model Framework provides employees with the anchor and foundation to grow and develop their careers. Our framework elevates skills, provides holistic performance expectations and enables employees to see where their skills transfer across the organization. We define career progression holistically, including skill progression, internal mobility, people leadership elevation and enhanced proficiency levels. Subsequently, we focus career conversations around the skills needed to advance in the workplace, enabling our people to demonstrate their best abilities and chart their career paths.
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
Compensation and Benefits
Rewarding performance is the cornerstone of our “Total Rewards” offering, which includes opportunities to share in company results through incentive programs and equity awards as well as access to a variety of benefits programs.
Our compensation package includes cash and equity incentive awards. Our benefits portfolio allows eligible employees and financial professionals to select the right health, vision and dental coverage to meet their individual needs. We offer retirement savings plans with company contributions and a 401(k) match, as well as a match for employees who choose to participate in the Employee Stock Purchase Plan. Starting in 2025, the 401(k) company contributions will cease and eligible employees will receive credits to the Equitable Retirement Plan, a defined benefit plan. the 401(k) matching contributions will continue.
Health and Wellness
We aspire to create an innovative, resilient culture that fosters exceptional health and well-being and enhances organizational performance. Our strategy focuses on four wellness pillars: physical, emotional, financial and social. In building our strategy, we challenged ourselves to think at the enterprise level — ensuring we have the right culture and conditions for optimal wellness and at the individual level — providing the tools and programs our people need to support their personal journeys.
In 2024, we created a new center of excellence focused on maintaining optimal energy, so we perform at our best. We believe that energy management and resilience are learned behaviors that can be strengthened. Our program is designed to help employees oscillate between periods of high intensity and recovery to support their health, happiness and relationships. To date, we have reached nearly 2,000 employees, and Net Promoter Scores and feedback from the sessions are consistently positive.
We had thousands of employees participate in our inaugural Health and Financial Wellness fairs. The fairs were deliberately created to encourage people to take action. Our Health Fair goal was to create an informative and convenient experience through preventive screenings and general health awareness programming. We focused on the top chronic conditions across our health plan participants and collaborated closely with Equitable’s medical team, who helped us shape the agenda and also provided engaging sessions on trending health matters. Our Financial Wellness Fair goal was to move beyond awareness and inspire employees to take action based on curated and engaging content and onsite experts including Equitable

Advisors, our Benefits team and representatives from our benefits providers. To move people beyond the financial inertia hurdle, the fairs were framed around life stages and events (not products) and taking small, actionable steps.
To ensure we are meeting the needs of our people, we developed a proprietary wellness survey that asked employees to rate various wellness dimensions as they relate to personal, people leader and company perspectives. In addition, we also track key performance indicators such as preventative healthcare screenings, 401(k) participation rates and abandoned paid time off. In 2024, we completed our second annual wellness survey, with scores improving across all dimensions. Further, we once again earned Gold status from the American Heart Association for workplace well-being programs, improving our score over 2023 and now higher than the American Heart Association average company score.
Equitable Foundation
Our commitment to strengthening our communities is an extension of our promise to be a trusted and valued partner to all we serve. Since its inception in 1986, Equitable Foundation, the charitable giving arm of Equitable, has supported philanthropic causes to underscore our long-term commitment to our communities.
Our key focus areas and aspirations include the following:
•College access and career advancement – We aspire to provide programmatic support, scholarships, and social capital to empower students and educators to reach their full potential.
•Educator support and advancement — We aspire to support educators through programs that are designed to help increase access, knowledge and enthusiasm for the profession.
•Healthy and vibrant communities – We aspire to help drive community vitality, support social causes, and advance social and economic mobility.

We believe college access and equity are key determinants for increasing social and economic mobility. Equitable has a two-decade history of supporting college access through our scholarship program, Equitable Excellence®. To date, we have awarded $30 million in college scholarships, supporting more than 7,000 students. We know that simply matriculating at college is not the only barrier for students from lower socioeconomic backgrounds. Navigating time management and social, emotional and financial stresses can burden any student, but can be especially daunting for first-generation college students. In 2024, 98% of Equitable Excellence® scholarship recipients matriculated at their sophomore year in college, compared to the industry average of 76%.
In partnership with the National College Attainment Network, we provided funding, hands-on support and incentive programs needed to host 37 FAFSA workshops, which reached more than 2,350 students this year. In addition, Equitable Foundation also helped fund a FAFSA specialist position, the first of its kind within the Charlotte-Mecklenburg School District. For the 2024 graduating class, this role supported more than 2,000 students in completing their FAFSA and obtaining more than $4 million in federal aid. In addition to being highly scalable, this model also allows Equitable to drive deeper relationships with school districts by providing support to over-extended guidance counselors and administrators.
Another key area of focus for Equitable Foundation is supporting educators. Through strategic partnerships, we work to elevate educator voices within the industry. Additionally, we have provided critical wellness resources for educators to ensure they have the tools to support themselves, as they work to support their students. In 2024, we engaged more than 4,500 educators through professional development, wellness, and teacher pipeline initiatives.
Equitable Foundation provides our employees and financial professionals an opportunity to commit their time and effort to organizations within the communities in which we live and work. This is not just about giving our time to a great cause. It is about building up our surrounding communities and recognizing we are stronger together — as a team, as a company and as a community. Through national nonprofit partnerships, we have created opportunities for our people across the country to mobilize and give back to their local communities.
AllianceBernstein
The information contained herein does not apply Holdings’s subsidiary, AllianceBernstein (AB), which has its own human capital strategy and programs. For AB’s human capital disclosure, see Part I, Item 1 of AB’s Annual Report on Form 10-K for the year ended December 31, 2024.

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
Our business, results of operations or financial condition are materially affected by conditions in the global capital markets and the economy. A wide variety of factors continue to impact economic conditions and consumer confidence. These factors include, among others, uncertainty regarding the federal debt limit, volatility in the capital markets, equity market declines, inflationary pressures, plateauing or decreasing economic growth, high fuel and energy costs and changes in fiscal or monetary policy. The Russian invasion of the Ukraine, the Israel-Hamas war and broader Middle Eastern hostilities, and the ensuing conflicts and the sanctions and other measures imposed in response to these conflicts, as well as the U.S. presidential administration’s threats of tariffs, and retaliatory tariffs in response, have significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty. Given our interest rate and equity market exposure in our investment and derivatives portfolios and many of our products, these factors could have a material adverse effect on us. The value of our investments and derivatives portfolios may also be adversely affected by reductions in price transparency, changes in the assumptions or methodology we use to estimate fair value and changes in investor confidence or preferences, which could potentially result in higher realized or unrealized losses. Market volatility may also make it difficult to transact in or to value certain of our securities if trading becomes less frequent.
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

Business and market conditions may impact the amount of goodwill we carry in our consolidated balance sheet related to the Asset Management segment. To the extent that securities valuations are depressed for prolonged periods of time or market conditions deteriorate, or that AB experiences significant net redemptions, its AUM, revenues, profitability and unit price will be adversely affected. This may result in the need to recognize an impairment of goodwill which could adversely affect our business, results of operations or financial condition.
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
Weaknesses or failures in our internal processes or systems or those of our vendors could lead to disruption of our operations, liability to clients, exposure to regulatory enforcement action or harm to our reputation. Our business is highly dependent on our ability to process large numbers of transactions, many of which are highly complex, across numerous and diverse markets. These transactions generally must comply with client investment guidelines, as well as stringent legal and regulatory standards. If we make a mistake in performing our services that causes financial harm to a client, we have a duty to act promptly to put the client in the position the client would have been in had we not made the error. The occurrence of mistakes, particularly significant ones, can have a material adverse effect on our reputation, business, results of operations or financial condition.
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

Use or misuse of artificial intelligence technologies.
The development and deployment of AI tools and technologies, including generative AI, and its use and anticipated use by us or by third parties on whom we rely, may increase the operational risks discussed above or create new operational risks that we are not currently anticipating. AI technologies offer potential benefits in areas such as customer service personalization and process automation, and we expect to use AI and generative AI to help deliver products and services and support critical functions. We also expect third parties on whom we rely to do the same. AI and generative AI may be misused by us or by such third parties, and that risk is increased by the relative newness of the technology, the speed at which it is being adopted, and the uncertain and evolving policy and regulatory landscape governing its use. Such misuse could expose us to legal or regulatory risk, damage customer relationships or cause reputational harm. Our competitors may also adopt AI or generative AI more quickly or more effectively than we do, which could cause competitive harm. Because the generative AI technology is so new, many of the potential risks of generative AI are currently unknowable.
The occurrence of a catastrophe, including natural or man-made disasters and/or pandemics or other public health issues.
Any catastrophic event, terrorist attacks, accidents, floods, severe storms or hurricanes, pandemics and other public health issues, or cyber-terrorism, could have a material and adverse effect on our business. We could experience long-term interruptions in our service and the services provided by our significant vendors. Some of our operational systems are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities. Additionally, unanticipated problems with our disaster recovery systems could further impede our ability to conduct business, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. We could experience a material adverse effect on our liquidity, financial condition and the operating results of our insurance business due to increased mortality and, in certain cases, morbidity rates and/or its impact on the economy and financial markets. We may also experience lower sales or other negative impacts to the use of services we provide if economic conditions worsen due to a catastrophe or pandemic or other public health emergency, as the financial condition of current or potential customers, policyholders, and clients may be adversely affected. See “—Conditions in the global capital markets and economy.” A catastrophe may affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. Climate change may increase the frequency and severity of weather-related disasters and pandemics. These events could result in an adverse impact on our ability to conduct our business, including our ability to sell our products and services and our ability to adjudicate and pay claims in a timely manner.
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
Changes in accounting standards.
Our consolidated financial statements are prepared in accordance with U.S. GAAP, the principles of which are revised from time to time. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. We may not be able to predict or assess the effects of these new accounting pronouncements or new interpretations of existing accounting pronouncements, and they may have material adverse effects on our business, results of operations or financial condition. For a discussion of accounting pronouncements and their potential impact on our business, see Note 2 of the Notes to the Consolidated Financial Statements.
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
Continued scrutiny and evolving expectations regarding ESG matters.
There is continued scrutiny and evolving expectations from investors, customers, regulators and other stakeholders on ESG practices and disclosures, including those related to environmental stewardship, climate change, diversity, equity and inclusion, racial justice and workplace conduct. Legislators and regulators have imposed and may continue to impose ESG-related legislation, rules and guidance, which may conflict with one another and impose additional costs on us, impede our business opportunities or expose us to new or additional risks. In addition, state attorneys general and other state officials have spoken out against ESG motivated investing by some investment managers and terminated contracts with managers based on their following certain ESG-motivated strategies. Moreover, proxy advisory firms that provide voting recommendations to investors have developed ratings for evaluating companies on their approach to different ESG matters, and unfavorable ratings of our company or our industry may lead to negative investor sentiment and the diversion of investment to other companies or industries. If we are unable to meet these standards or expectations, whether established by us or third parties, it could result in adverse publicity, reputational harm, or loss of customer and/or investor confidence, which could adversely affect our business, results of operations, financial condition and liquidity.

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
A portion of our investment portfolio consists of mortgage loans on commercial, residential, and agricultural real estate. Although we manage credit risk and market valuation risk for our commercial, residential, and agricultural real estate assets through geographic, property type and product type diversification and asset allocation, general economic conditions in the commercial and agricultural real estate sectors will continue to influence the performance of these investments. With respect to commercial real estate, there could be potential impacts to estimates of expected losses resulting from lower underlying values, reflecting current market conditions at that time. These factors, which are beyond our control, could have a material adverse effect on our business, results of operations, liquidity or financial condition. An increase in the default rate of our mortgage loan investments or fluctuations in their performance could have a material adverse effect on our business, results of operations, liquidity or financial condition.
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
The completion of the reinsurance transaction with Reinsurance Group of America is subject to several conditions, including the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on the expected economic and non-economic benefits to the Company or could cause the proposed transaction to be abandoned.
Subsequent to December 31, 2024, our subsidiaries, Equitable Financial, as well as our subsidiaries Equitable America and Equitable L&A, entered into a master transaction agreement with Reinsurance Group of America (“RGA”) on February 23, 2025 pursuant to which at closing and subject to the terms and conditions set forth in such agreement, RGA would enter into reinsurance agreements, as reinsurer, with each such subsidiary, as ceding company, to reinsure 75% of such ceding companies’ in-force individual life insurance block on a pro-rata basis (the “RGA Reinsurance Transaction”).
The completion of the RGA Reinsurance Transaction, and entry into the reinsurance agreements contemplated thereby, is subject to several conditions, including, among others, the receipt of approvals from certain U.S. insurance regulators, including the New York Department of Financial Services, the Arizona Department of Insurance and Financial Institutions and the Missouri Department of Commerce & Insurance, as well as the Bermuda Monetary Authority. The Company cannot provide any assurance that either it or RGA will obtain the necessary approvals.
In addition, regulatory entities may impose certain requirements or obligations as conditions for their approval or in connection with their review. The master transaction agreement may require the Company (including its applicable subsidiaries) or RGA to accept certain conditions or limitations or modification to the transaction document from these regulators that could adversely effect the expected economic and non-economic benefits of the RGA Reinsurance Transaction to the Company or could cause the proposed transaction to be abandoned. The parties are not required to accept conditions that would or would reasonably be likely to have a Burdensome Condition (as defined in the master transaction agreement), which assessment will be made at or prior to closing, and the Company cannot provide any assurance that any required conditions, limitations or modification will not, individually or in the aggregate, have such an effect. Furthermore, it could take longer to receive the requisite governmental consents and approvals than currently anticipated, and any such delay could cause the Company to fail to realize the benefits it currently expects to receive from the RGA Reinsurance Transaction or result in the abandonment of the transaction.
On February 24, 2025, Holdings commenced a cash tender offer (the “Offer”) to purchase up to 46 million AB Holding Units at a price of $38.50 per unit, less any applicable tax withholding, for an aggregate purchase price of $1.8 billion. The Offer will expire on March 24, 2025 unless extended or earlier terminated. Holdings expects to fund the Offer from available cash and cash equivalents and the Term Loan described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Holdings Credit Facilities.” In the event the RGA Reinsurance Transaction is significantly delayed or fails to close, and the Company does not receive the expected economic benefits, the use of cash and cash equivalents, along with a draw under the Term Loan, could have a material adverse effect on our business, results of operations, liquidity or financial condition, including the ability to meet our 2027 financial targets.

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
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors. For further information on the NAIC review of the RBC treatment of certain complex assets in which insurers have invested during recent years, see “Business—Regulation—Insurance Regulation—Surplus and Capital; Risk Based Capital.” Additionally, state insurance regulators have significant leeway in how to interpret existing regulations, which could further impact the amount of statutory capital or reserves that we must maintain. Equitable Financial is primarily regulated by the NYDFS, which from time to time has taken more stringent positions than other state insurance regulators on matters affecting, among other things, statutory capital or reserves. In certain circumstances, particularly those involving significant market declines, the effect of these more stringent positions may be that our financial condition appears to be worse than competitors who are not subject to the same stringent standards, which could have a material adverse impact on our business, results of operations or financial condition. Moreover, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital our insurance subsidiaries must hold in order to maintain their current ratings. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, our insurance subsidiaries’ financial strength and credit ratings might be downgraded by one or more rating agencies. There can be no assurance that any of our insurance subsidiaries will be able to maintain its current RBC ratio in the future or that its RBC ratio will not fall to a level that could have a material adverse effect on our business, results of operations or financial condition.
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
Risks Relating to Our Asset Management Business
AB’s revenues and results of operations depend on the market value and composition of AB’s AUM.
AB derives most of its revenues from investment advisory and services fees, typically calculated as a percentage of the value of AUM on a specified date, or as an average over a billing period. These fees vary based on the type of service, account size, and total assets managed for a client. Several factors can adversely affect AB’s AUM and composition, including market factors, client preferences, AB’s investment performance, investing trends, service changes and interest rate changes. A decrease in the value or amount of AB’s AUM, an adverse mix shift in its AUM, or a reduction in AB’s fee levels would negatively impact AB’s investment advisory fees and revenues. Reduced revenues, without a corresponding decrease in expenses, would adversely affect AB’s and our operating results.
AB’s reputation could suffer if it is unable to deliver consistent, competitive investment performance.
AB’s business relies on the trust and confidence of its clients. Damage to AB’s reputation, such as from poor or inconsistent investment performance, can significantly reduce AB’s AUM and hinder its ability to maintain or grow its business.
Performance-based fee arrangements with AB’s clients cause greater fluctuations in its net revenues.
AB sometimes charges performance-based fees, which include a base advisory fee plus an additional fee based on investment results, either in absolute terms or relative to a benchmark Some of these fees have a high-watermark provision, meaning if a client account underperforms, it must recover losses before AB can earn future performance-based fees. Failure to meet performance targets means no performance-based fee for that period, and high-watermark provisions can impare future fee earnings.
AB may be unable to develop new products and services, and the development of new products and services may expose AB to reputational harm, additional costs or operational risk.
AB’s financial performance relies on its ability to quickly adapt to changes in the asset management industry, meet evolving client needs, and develop, market, and manage new investment products and services. Creating new products, including those focused on specific in industries, sectors, or criteria like ESG, requires continuous innovation,, significant time, resources, and ongoing support. Introducing new products and services involves substantial risks and uncertainties, such establishing appropriate operational controls, adapting to shifting client and market preferences, facing competition, and complying with regulatory requirements.
AB’s seed capital investments are subject to market risk.
AB has a seed investment program to build track records and support marketing for its new products. These investments are subject to market risk. AB’s risk management team oversees a seed hedging program to minimize this risk, considering practical and cost factors. However, not all seed investments hedged, exposing AB to market risk. Additionally, AB may face basis risk as it cannot always precisely hedge its market exposure, leading to potential relative spreads between market sectors. Consequently, capital market volatility can significantly impact its financial and operating results.
AB uses various derivative instruments, such as futures, forwards, swaps, and options in its seed hedging program. While it hedges broad market risks, AB’s hedges are imperfect, leaving some market risk. Furthermore, using derivatives introduces counterparty risk (the risk of credit-related losses if counterparties fail to perform, regulatory risk (e.g., short selling restrictions) and cash/synthetic basis risk (the risk that underlying positions do not move identically to related derivatives).
AB may not accurately value the securities it holds on behalf of its clients or its company investments.
In accordance with applicable regulatory requirements, contractual obligations or client direction, AB has procedures for pricing and valuing securities and other positions in client accounts or for company investments. AB’s Valuation Committee and sub-committees, comprising senior officers and employees, oversee a consistent framework of pricing controls and valuation processes for the firm and its advisory affiliates. If market quotations for a security are unavailable, the Valuation Committee determines its fair value.
Extraordinary market volatility, liquidity constraints or failure to consider all factors when determining fair value could lead to improper valuation of securities. This could result in inaccurate AUM figures, incorrect net asset values for company-sponsored funds, and inaccurate financial reporting. Although the percentage of AB’s AUM that based on limited market observability is not significant, valuations can harm AB’s clients, create regulatory issues and damage its reputation.
The quantitative and systematic models AB uses in certain of its investment services may contain errors.
AB uses quantitative and systematic models in many of its investment services, often alongside fundamental research. These models are developed by senior quantitative professionals and typically are implemented by IT professionals. AB’s Model Risk Oversight Committee, supported by the Model Risk Team, oversees the model governance framework and review activities. However, due to the complexity and data dependency of these models, errors may occur, and AB’s controls might fail to detect them. Undetected errors could lead to client losses and reputational damage.
AB may not successfully manage actual and potential conflicts of interest that arise in its business.
AB must increasingly manage actual and potential conflicts of interest, including situations where its services to one client may conflict with another’s interests. Failure to address these conflicts could harm AB’s reputation, operations and business prospects. If AB fails, or appears to fail, in handling conflicts appropriately, its reputation could suffer, and clients may be less willing to engage with AB. Additionally, potential or perceived conflicts could lead to litigation or regulatory enforcement actions.
Changes in the treatment of AB Holding and ABLP as partnerships for tax purposes would have significant tax ramifications.
AB Holding has elected to be taxed as a PTP under Section 7704(g) of the Code with a 3.5% federal tax on its gross income from active business. To maintain such PTP status, AB Holding cannot directly or indirectly (through ABLP) enter into a substantial new line of business. A “new line of business” is defined as one not closely related to ABLP’s historical activities, and it becomes substantial if it generates more than 15% of the partnership’s gross income or uses more than 15% of its total assets (by value).
Additionally, AB Units must not be considered publicly traded to maintain ABLP’s status as a private partnership for U.S. federal income tax purposes. If AB Holding or ABLP were taxed as a corporation for U.S. federal income tax purposes, holders of AB Units would face double taxation: first at the corporate level, then on dividends received.
Legal and Regulatory Risks
We are heavily regulated.
We are heavily regulated, and regulators continue to increase their oversight over financial services companies. The adoption of new laws, regulations or standards and changes in the interpretation or enforcement of existing laws, regulations or standards have directly affected, and will continue to affect, our business, including making our efforts to comply more expensive and time-consuming. In recent years, insurance regulators and the NAIC have been focused on enhancing regulatory oversight of insurers’ investments in complex assets, the use of AI technologies and “big data,” and the management of climate risk. For additional information on regulatory developments and the risks we face, see “Business—Regulation”.
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
Virtually all aspects of our asset management business are subject to federal and state laws and regulations, rules of securities regulators and exchanges, and laws and regulations certain foreign jurisdictions in which we conduct business. If we violate these laws or regulations, we could be subject to civil liability, criminal liability or sanction, including restriction or revocation of our professional licenses or registrations or our ability to serve as an investment adviser to registered investment companies or as a qualified professional asset manager for employee benefit plans, revocation of the licenses of our employees, censures, fines, restrictions from relying on the issuance safe harbor of Regulation D under the Securities Act when issuing securities or causing our clients not to be able to rely on Regulation D if we act as an investment adviser, placement agent or promoter for the client or to refers clients to private funds or temporary suspension or permanent bar from conducting business. Any such liability or sanction could have a material adverse effect on our business, results of operations or financial condition. A regulatory proceeding could require substantial expenditures of time and money, trigger termination or default rights under contracts to which we are a party and could potentially damage our reputation.
Our Bermuda-based insurance subsidiary is subject to regulation in Bermuda where the BMA has broad supervisory and administrative powers relating to the granting and revoking of the conditions to an insurer’s registration in Bermuda which may limit its ability to transact reinsurance business, including, among others, requiring the BMA’s prior approval to enter into specific reinsurance transactions, prescribing minimum capital and solvency requirements, limitations on dividends, returning capital or otherwise making distributions to shareholders, the nature of and limitations on investments, and the filing of financial statements in accordance with prescribed or permitted statutory accounting practices.
Finally, regulators have proposed, imposed and may continue to impose new requirements or issue new guidance aimed at addressing or mitigating climate change-related risks and further regulating the industries in which we operate. These new or pending regulatory initiatives could result in increased compliance cost to our businesses and changes to our corporate governance and risk management practices. It is difficult to predict how the new administration will impact these or other regulatory initiatives. “Business—Regulation”.
Changes in U.S. tax laws and regulations or interpretations thereof.
Changes in tax laws and regulations or interpretations of such laws, including U.S. tax reform, could increase our corporate taxes and reduce our earnings. Changes may increase our ETR or have implications that make our products less attractive to consumers. Tax authorities may enact laws, change regulations to increase existing taxes, or add new types of taxes and authorities who have not imposed taxes in the past, may impose additional taxes. Any such changes may harm our business, results of operations or financial condition.
Uncertainty surrounding potential legal, regulatory and policy changes, as well as the potential for general market volatility, because of the change in the presidential administration in the United States.
We face regulatory and tax uncertainties because of possible changes arising from the new presidential administration. The nature, timing and economic effects of any potential change to the current legal and regulatory framework affecting our insurance subsidiaries or the products they offer remains highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and have an adverse impact on our business, financial condition, results of operations and growth prospects.
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
None.
Part I, Item 1C.
CYBERSECURITY

Overview of Our Cybersecurity Risk Management
Equitable has implemented and maintains a formal cybersecurity program (the “Program”) to assess, identify and manage material risks from cybersecurity threats. The Program is based on and leverages industry-leading frameworks, including the National Institute of Standards and Technology Cyber Security Framework, which provides standards, guidelines and best practices for managing cybersecurity risk, as well as the organization, improvement and assessment of the Program. Equitable’s Chief Information Security Officer (“CISO”), who reports to its Chief Information Officer, manages the Program through an information security team organized into five functional areas (as outlined below). The CISO also establishes and monitors compliance with our internal controls using published standards, cybersecurity software and similar tools, and control assurance reviews. These five areas also work closely with our IT team to provide expertise and guidance to help manage risks and controls related to cybersecurity.
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
Equitable continues to prioritize the security of its technology and sensitive data through investments in cybersecurity detection and prevention technologies as well as employee communications and training. As part of its cyber-incident readiness program, Equitable regularly conducts cyber exercises and readiness assessments, penetration testing and independent control reviews to validate and protect the confidentiality, integrity and availability of our information systems. Equitable also conducts annual security awareness training and periodic phishing simulation exercises to train employees to recognize and report phishing attacks, as well as other supplemental training organized by the information security team.
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
During the fiscal year of this Report, Equitable has not identified risks from cybersecurity threats that have materially affected or are reasonably anticipated to materially affect the organization. Nevertheless, we recognize that cybersecurity threats are ongoing and evolving, and we continue to remain vigilant. For more information on our cybersecurity risks, see “Risk Factors—Risks Relating to Our Operations—Failure to protect the confidentiality of customer information or proprietary business information” and “Risk Factors—Risks Relating to Our Operations—Failure” to protect the confidentiality, integrity, or availability of customer information or proprietary business information.
Governance of Cybersecurity Risk Management
The Program — overseen by the CISO, who has over 20 years of experience in cybersecurity roles, holds over 10 cyber-related industry certifications, is a Series 99 FINRA licensed Operations Professional, and has a Bachelor of Science degree in Computer Systems & Networking as well as a Master’s degree in business administration — is integrated into Equitable’s overall Enterprise Risk Management (ERM) program to identify, evaluate and manage risks, which is managed by Equitable’s risk management area and overseen by its Chief Risk Officer, who reports directly to its Chief Executive Officer. Under the ERM program, cybersecurity risks are evaluated alongside and consistent with the evaluation of other business risks, with the information security team providing subject matter expertise with respect to the identification, assessment, and tracking of cybersecurity risks pursuant to guidelines established as part of the ERM program. Various cross-functional committees within Equitable also meet on a regular basis to review risks, mitigation plans and projects that impact Equitable’s IT systems. In addition, Equitable’s Program is assessed on at least an annual basis by its internal audit function, including an assessment of control effectiveness related to designated risk scenarios.
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
The CISO provides regular updates regarding the Program and cybersecurity risks to Equitable’s Information Risk and Data Protection committee, comprised of members of executive management, and also provides quarterly updates to the Audit Committee of Equitable’s Board of Directors, which oversees cybersecurity risk. In addition to receiving quarterly updates from the CISO, the Audit Committee receives reports on cybersecurity risks from our internal audit function, and also periodically receives reports from an external cybersecurity advisor. The Board receives quarterly reports from the Audit Committee, and also receives at least annual updates on the Program and cybersecurity risks from the CISO. The CISO also meets on an individual basis at least quarterly, or more frequently as needed, with members of executive management with cybersecurity oversight responsibility, and has the authority to escalate disagreements with management regarding cybersecurity risks and management of such risks directly to the Board of Directors.
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
The information contained herein does not apply to Holdings’s subsidiary, AllianceBernstein (AB), which has its own information systems and cybersecurity program to address cybersecurity risks associated with those systems. That program includes reporting of cybersecurity incidents impacting AB’s information systems to our CISO if they meet a defined threshold. For additional information regarding AB’s cybersecurity program, see Part I, Item 1C of AB’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
AB’s principal executive offices at 501 Commerce Street, Nashville, TN are occupied pursuant to a 15-year lease expiring in 2036. In addition, AB’s lease of office space at 1345 Avenue of the Americas, New York, NY expired in 2024 and was replaced by a 20-year lease agreement in New York, NY at 66 Hudson Boulevard that commenced in January 2024. AB also leases space in San Antonio, TX under a lease expiring in 2029. Additionally, AB leases space in Pune, India under a lease expiring in 2033.
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
MINE SAFETY DISCLOSURES
Not Applicable.
Part II, Item 5.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
Our common stock, par value $0.01 per share, began trading on the NYSE under the symbol “EQH” on May 10, 2018. As of January 28, 2025, there were four shareholders of record, which differs from the number of beneficial owners of our common stock.
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
Purchases of Equity Securities by the Issuer

The following table summarizes Holdings’ repurchases of its common stock during the three months ended December 31, 2024.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Program (1)
Month #1 (October 1-31)	2,147,833	$41.90	2,147,833	$600,562,578
Month #2 (November 1-30)	1,706,253	$49.82	1,706,253	$536,563,706
Month #3 (December 1-31)	1,830,115	$46.77	1,830,115	$444,570,180
Total	5,684,201	$45.85	5,684,201	$444,570,180
_____________
(1)See Note 22 of the Notes to the Consolidated Financial Statements for the Share Repurchase program.
Holdings may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate Holdings to purchase any particular number of shares. During the three months ended December 31, 2024, the Company repurchased approximately 6 million shares of its common stock, at a total cost of approximately $261 million. The repurchased common stock was recorded as treasury stock in the consolidated balance sheets.
Stock Performance Graph
Effective January 18, 2024, the S&P Dow Jones Indices added Holdings to the S&P MidCap 400 Index. We believe this index consists of a more appropriate peer group and our inclusion will increase our visibility and exposure to a broader investor base. Where Holdings previously used the S&P 500 index for benchmarking purposes, going forward, it will use the Standard & Poor’s 400 indices as shown in the graph and table below, which present Holdings’ cumulative total shareholder return relative to the performance of: (1) the S&P MidCap 400 Index; (2) the S&P MidCap 400 Insurance Industry Index; (3) the S&P MidCap 400 Financials Index; and (4) the S&P 500, respectively, for the year ended December 31, 2024, commencing May 14, 2018 (our initial day of “regular-way” trading on the NYSE).
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
S&P 400
S&P 400 Financials
S&P 400 Insurance
S&P 500
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
Index Value
May 14, 2018
Dec 31, 2018
Dec 31, 2019
Dec 31, 2020
Dec 31, 2021
Dec 31, 2022
Dec 31, 2023
Dec 31, 2024
Period Ending

	May 14, 2018	Dec 31, 2018	Dec 31, 2019	Dec 31, 2020	Dec 31, 2021	Dec 31, 2022	Dec 31, 2023	Dec 31, 2024
Equitable Holdings, Inc.	$100.00	$78.71	$120.53	$127.79	$169.33	$151.10	$179.74	$256.88
S&P 400	$100.00	$86.86	$109.59	$124.55	$155.36	$135.01	$157.13	$179.31
S&P 400 Financials	$100.00	$80.92	$102.19	$100.47	$133.57	$128.93	$139.30	$186.63
S&P 400 Insurance	$100.00	$97.61	$123.50	$114.11	$139.02	$151.58	$176.30	$202.84
S&P 500	$100.00	$93.08	$122.39	$144.74	$183.22	$152.62	$192.52	$225.85
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
Overview of Recent Developments
RGA Reinsurance Transaction
On February 23, 2025, Equitable Financial, as well as Equitable America and Equitable Financial L&A, entered into a Master Transaction Agreement with RGA pursuant to which, at closing and subject to the terms and conditions set forth in such agreement, RGA would enter into reinsurance agreements, as reinsurer, with each such subsidiary, as ceding company, to effect the RGA Reinsurance Transaction. The transaction is expected to reinsure 75% of such ceding companies’ in-force individual life insurance block, and upon closing, generate total value for Holdings of over $2 billion, which includes a positive ceding commission and capital release, and is expected to close in mid-2025.
Tender Offer
On February 24, 2025, Holdings commenced a cash tender offer (the “Offer”) to purchase up to 46 million AB Holding Units at a price of $38.50 per unit, less any applicable tax withholding, for an aggregate purchase price of $1.8 billion. The Offer will expire on March 24, 2025 unless extended or earlier terminated. The Offer is not conditioned upon the receipt of financing or any minimum number of units being tendered but is subject to certain other conditions set forth in the Offer to Purchase, dated February 24, 2025. If Holdings purchases the maximum of 46 million units in the Offer, Holdings will own approximately 41.7% of the issued and outstanding AB Holding Units and will have an approximate 77.5% economic interest in AB. Holdings expects to fund the Offer from available cash and cash equivalents and the Term Loan described in the following paragraphs. Additional information about the Offer is set forth in the tender offer statement on Schedule TO filed with the SEC, including the Offer to Purchase.
Term Loan Agreement
In connection with the commencement of the Offer described in the precedent paragraph, Holdings entered into the 364-Day Term Loan Credit Agreement (the “Term Loan Agreement”) with respect to a $500 million senior unsecured delayed-draw term loan (the “Term Loan”). The Term Loan will be used, along with available cash and cash equivalents, to fund the Offer and related fees and expenses. The Term Loan may be drawn at any time until April 24, 2025 and will mature 364 days from the date of funding, provided that Holdings may elect not to incur all or a portion of such Term Loan to the extent it is unnecessary to fund the Offer.

Although the Term Loan is required to be repaid with the cash proceeds from the RGA Reinsurance Transaction, it may be prepaid at any time without a fee (other than customary breakage costs relating to the prepayment of any drawn loans). Borrowings under the Term Loan Agreement will bear interest at a rate per annum, which will be, at Holdings’ option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of Holdings, plus an Alternate Base Rate or Adjusted Term SOFR (each as defined in the Term Loan Agreement). The funding of the Term Loan is subject to the satisfaction of customary conditions for facilities of such type that are set forth therein.
Share Repurchase Authority
On February 13, 2025, Holdings’s Board approved an additional $1.5 billion of share repurchases under Holdings’s share repurchase program. As of December 31, 2024, Holdings had $445 million of authorized capacity remaining under its prior authorization. The repurchase program does not obligate Holdings to purchase any particular number of shares. See Note 22 for additional details on the repurchase program.
Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
A wide variety of factors continue to impact global financial and economic conditions. These factors include, among others, uncertainty regarding the federal debt limit, volatility in the capital markets, equity market declines, plateauing or decreasing economic growth, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions. The Russian invasion of the Ukraine, the Israel-Hamas war and broader Middle Eastern hostilities, and the ensuing conflicts and the sanctions and other measures imposed in response to these conflicts, as well as the U.S. presidential administration’s threats of tariffs, and retaliatory tariffs in response, significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty.
Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio. In addition, our insurance liabilities and derivatives are sensitive to changing market factors, including equity market performance and interest rates, which fell twice in November and December 2024. However, in December 2024, the Federal Reserve scaled back expectations for rate cuts in 2025 due to persistent inflation and a robust labor market. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM, AV or AUA from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
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
Our fee income varies directly in relation to the amount of the underlying AV or benefit base of our retirement and protection products, the amount of AUM and AUA in our Wealth management business, and the amount of AUM of our Asset Management business. AV and AUM, each as defined in “Key Operating Measures,” are influenced by changes in economic conditions, primarily equity market returns, as well as net flows. Our premium income is driven by the growth in new policies written and the persistency of our in-force policies, both of which are influenced by a combination of factors, including our efforts to attract and retain customers and market conditions that influence demand for our products. Our investment income is driven by the yield on our General Account investment portfolio and is impacted by the prevailing level of interest rates as we reinvest cash associated with maturing investments and net flows to the portfolio.
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
Effect of Assumption Updates on Operating Results
During the third quarter of each year, we conduct our annual review of the assumptions underlying the valuation of DAC, deferred sales inducement assets, unearned revenue liabilities, liabilities for future policyholder benefits and MRBs for our Individual Retirement, Group Retirement, Protection Solutions, and Legacy segments (assumption reviews are not relevant for the Asset Management and Wealth Management segments). Assumptions are based on a combination of Company experience, industry experience, management actions and expert judgement and reflect our best estimate as of the date of the applicable financial statements.
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

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Impact of assumption update on Net income (loss):
Variable annuity product features related assumption update	$28	$44	$(205)
Assumption updates for other business	(8)	(49)	(1)
Impact of assumption updates on Income (loss) from continuing operations, before income tax	20	(5)	(206)
Income tax benefit on assumption update	(4)	1	43
Net income (loss) impact of assumption update	$16	$(4)	$(163)
2024 Assumption Updates
The impact of the economic assumption update during 2024 was an increase of $20 million to income (loss) from continuing operations, before income taxes and an increase to net income (loss) of $16 million.
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
The net impact of this assumption update on income (loss) from continuing operations, before income taxes of $206 million consisted of an increase in remeasurement of liability for future policy benefits of $14 million, a decrease in policyholders’ benefits of $13 million, an increase in change in market risk benefits and purchased market risk benefits of $204 million and an increase in interest credited to policyholder’s account balances of $1 million.
Model Changes
There were no material model changes during 2024, 2023 and 2022.

Impact of Assumption Updates and Model Changes on Pre-tax Non-GAAP Operating Earnings Adjustments
The table below presents the impact on pre-tax Non-GAAP Operating Earnings of our actuarial assumption updates by segment and Corporate and Other.

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Impact of assumption updates by segment:
Individual Retirement	$—	$1	$(1)
Group Retirement	21	—	—
Protection Solutions	(12)	11	(4)
Legacy	(8)	3	—
Impact of assumption updates on Corporate and Other	3	—	3
Total impact on pre-tax Non-GAAP Operating Earnings	$4	$15	$(2)
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

Productivity
As part of our continuing efforts to drive productivity improvements, in May 2023, we began a new program expected to achieve $150 million of run-rate expense savings by 2027, of which $100 million has been achieved as of December 31, 2024. We expect to achieve these savings by optimizing our real estate footprint at both Equitable and AB in addition to other initiatives to improve operational efficiency.
As previously announced, we entered into a 15-year lease agreement in New York, NY at 1345 Avenue of the Americas which commenced in 2023 and will reduce rental expense beginning in 2024. We also realized expense efficiencies in office space leases as follows: in Syracuse, NY, we occupy space under a lease that was scheduled to expire in 2024, but which was amended to extend a portion of the space through 2028 at a lower total cost; and in Jersey City, NJ, we occupied space under a lease that expired in 2023 and was not extended or replaced.
As previously announced in 2018, AB established its corporate headquarters in Nashville, TN at 501 Commerce Street and began the process of transitioning Finance, IT, Operations, Legal, Compliance, Internal Audit, Human Capital, and Sales and Marketing functions. As of December 31, 2024, 1,063 employees were located in Nashville and AB has successfully completed the relocation of their corporate headquarters to Nashville, TN. AB will continue to operate a principal location in New York City, which houses Portfolio Management, Trading, and New York-based Wealth Management Private Wealth businesses. Beginning in 2025, as the transition period has now been completed, AB expects to realize an estimated $75 million of annual savings from a combination of lower occupancy and compensation-related expenses.
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
In the fourth quarter of 2023, the Company updated its operating earnings measure to exclude the impact of realized amounts related to equity classified instruments. The recognition of the realized capital gains and losses from investments in current net investment income is generally considered distortive and not reflective of the ongoing core business activities of the segments. The presentation of operating earnings in prior periods was not revised to reflect this modification. The impact to operating earnings was immaterial for the year ended December 31, 2023.
In the first quarter of 2024, the we began allocating to our business segments collateral expense resulting from a designated rate to be paid on the collateral held back to counterparties. The new segment allocation methodology for collateral expense is based on the income earned on cash equivalents held in the surplus segments and income earned in portfolios backing collateral expenses, such that the collateral expense would be allocated to the segments up to that amount. Any remaining amount is included within Corporate and Other. This expense was previously recorded in Corporate and Other with no allocation to our business segments in prior reporting periods.
The presentation of operating earnings in prior periods was not revised to reflect this modification, however, we estimated that allocating collateral expense to the segments for the twelve months ended December 31, 2023 and 2022, respectively, would have resulted in a decrease to operating earnings of $4.0 million and $0.8 million for Individual Retirement, $7.7 million and $1.4 million for Group Retirement, $21.9 million and $2.5 million for Protection Solutions, $4.2 million and $1.0 million for Legacy, and an increase of $37.8 million and $5.7 million for Corporate and Other. Our total operating earnings were not impacted.
During the third quarter 2024, we moved revenues and expenses related to payout annuitizations from the Legacy segment to the Individual Retirement segment. Now all payout annuities will be reported within the Individual Retirement segment as the block is managed on an aggregate basis. Prior periods have been recast to reflect this change.
Because Non-GAAP Operating Earnings excludes the foregoing items that can be distortive or unpredictable, management believes that this measure enhances the understanding of our underlying drivers of profitability and trends in our business, thereby allowing management to make decisions that will positively impact our business.
We use the prevailing corporate federal income tax rate of 21% while taking into account any non-recurring differences for events recognized differently in our financial statements and federal income tax returns as well as partnership income taxed at lower rates when reconciling Net income (loss) attributable to Holdings to Non-GAAP Operating Earnings.

The table below presents a reconciliation of net income (loss) attributable to Holdings to Non-GAAP Operating Earnings:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Net income (loss) attributable to Holdings	$1,307	$1,302	$2,153
Adjustments related to:
Variable annuity product features (1)	606	607	(2,193)
Investment (gains) losses	133	713	945
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	60	39	82
Other adjustments (2) (3) (4) (6)	93	351	605
Income tax expense (benefit) related to above adjustments	(187)	(359)	118
Non-recurring tax items (5)	(5)	(959)	16
Non-GAAP Operating Earnings	$2,007	$1,694	$1,726
______________
(1)Includes the impact of favorable assumption updates of $16 million and $40 million for the year ended December 31, 2024 and 2023, respectively. Includes the impact of unfavorable assumption updates of $204 million for the year ended December 31, 2022.
(2)Includes certain gross legal expenses related to the COI litigation of $106 million, $144 million and $218 million for the year ended December 31, 2024, 2023 and 2022, respectively. Includes the impact of annual actuarial assumptions updates related to LFPB of $61 million for the year ended December 31, 2023. Prior period impact was immaterial and was not revised.
(3)For the year ended December 31, 2024, includes $82 million of the gain on sale on AB's Bernstein Research Service attributable to Holdings.
(4)For the year ended December 31, 2024, includes $78 million contingent payment gain recognized in connection with a fair value remeasurement of the contingent payment liability associated with AB's acquisition of CarVal in 2022.
(5)For the and 2023, respectively, non-recurring tax items reflect primarily the effect of uncertain tax positions for a given audit period. Include a decrease of the deferred tax valuation allowance of $1.0 billion during year ended December 31, 2023.
(6) Includes Non-GMxB related derivative hedge losses (gains) of $6 million, $26 million and ($34) million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The following table presents return on average equity attributable to Holdings’ common shareholders, excluding AOCI and Non-GAAP Operating ROE for the year ended December 31, 2024.

Year Ended December 31, 2024
(in millions)
Net income (loss) available to Holdings’ common shareholders	$1,227
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$8,602
Return on average equity attributable to Holdings’ common shareholders, excluding AOCI	14.3%

Non-GAAP Operating Earnings available to Holdings’ common shareholders	$1,927
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$8,602
Non-GAAP Operating ROE	22.4%

Non-GAAP Operating Common EPS
Non-GAAP operating common EPS is calculated by dividing Non-GAAP Operating Earnings by diluted common shares outstanding. The following table sets forth Non-GAAP operating common EPS:

	Year Ended December 31,
	2024	2023	2022
	(per share amounts)
Net income (loss) attributable to Holdings	$4.02	$3.70	$5.67
Less: Preferred stock dividends	0.24	0.22	0.21
Net income (loss) available to Holdings’ common shareholders	3.78	3.48	5.46
Adjustments related to:
Variable annuity product features (1)	1.87	1.73	(5.77)
Investment (gains) losses	0.41	2.03	2.49
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.18	0.11	0.22
Other adjustments (2) (3) (4) (6)	0.29	0.99	1.58
Income tax expense (benefit) related to above adjustments	(0.58)	(1.02)	0.31
Non-recurring tax items (5)	(0.02)	(2.73)	0.04
Non-GAAP Operating Earnings	$5.93	$4.59	$4.33
______________
(1)Includes the impact of favorable assumption updates of $0.05 and $0.11 for the year ended December 31, 2024 and 2023, respectively. Includes the impact of unfavorable assumption updates of $0.54 for the year ended December 31, 2022.
(2)Includes certain gross legal expenses related to the COI litigation of $0.33, $0.41 and $0.57 for the year ended December 31, 2024, 2023 and 2022, respectively. Includes the impact of unfavorable annual actuarial assumptions updates related to LFPB of $0.17 for the year ended December 31, 2023. Includes policyholder benefit costs of $0.20 for the year ended December 31, 2022 stemming from a deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market.
(3)For the year ended December 31, 2024, includes $0.25 of the gain on sale on AB's Bernstein Research Service attributable to Holdings.
(4)For the year ended December 31, 2024 includes $0.24 contingent payment gain recognized in connection with a fair value remeasurement of the contingent payment liability associated with AB's acquisition of CarVal in 2022.
(5)For the 2023, respectively, non-recurring tax items reflect primarily the effect of uncertain tax positions for a given audit period. Include a decrease of the deferred tax valuation allowance of $2.84 per common share during year ended December 31, 2023.
(6)Includes Non-GMxB related derivative hedge losses (gains) of $0.02, $0.07 and $(0.09) for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Our average economic interest in AB was approximately 61%, 61% and 64% for the year ended December 31, 2024, 2023 and 2022, respectively. The slight decrease was due to the issuance of AB Units relating to AB’s 100% acquisition of CarVal Investments L.P. (“CarVal”). On July 1, 2022, AB issued 3.2 million AB Units (with a fair value of $133 million) with the remaining 12.1 million AB units (with a fair value of $456 million) issued on November 1, 2022. AB also recorded a contingent consideration payable of $229 million (to be paid predominantly in AB Units) based on CarVal achieving certain performance objectives over a six-year period ending December 31, 2027. During 2024, AB remeasured the contingent liability and recorded a gain reflected within contingent payment arrangements of $129 million. In December 2024, AB agreed to finalize its contingent consideration liability with CarVal for a value of $134 million. This liability will be paid predominantly in AB units issued within 10 days of December 31, 2027.
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss):
Consolidated Statements of Income (Loss)

	Year Ended December 31,
	2024	2023	2022
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$2,495	$2,380	$2,454
Premiums	1,162	1,104	994
Net derivative gains (losses)	(2,551)	(2,397)	907
Net investment income (loss)	4,896	4,320	3,315
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	(82)	(220)	(314)
Other investment gains (losses), net	(51)	(493)	(631)
Total investment gains (losses), net	(133)	(713)	(945)
Investment management and service fees	5,263	4,820	4,891
Other income	1,305	1,014	1,028
Total revenues	12,437	10,528	12,644

	Year Ended December 31,
	2024	2023	2022
	(in millions, except per share data)
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,696	2,754	2,716
Remeasurement of liability for future policy benefits	6	75	66
Change in market risk benefits and purchased market risk benefits	(1,971)	(1,807)	(1,280)
Interest credited to policyholders’ account balances	2,499	2,083	1,410
Compensation and benefits	2,441	2,328	2,201
Commissions and distribution-related payments	1,896	1,590	1,567
Interest expense	226	228	201
Amortization of deferred policy acquisition costs	711	641	586
Other operating costs and expenses	1,822	1,898	2,185
Total benefits and other deductions	10,326	9,790	9,652
Income (loss) from continuing operations, before income taxes	2,111	738	2,992
Income tax (expense) benefit	(288)	905	(598)
Net income (loss)	1,823	1,643	2,394
Less: Net income (loss) attributable to the noncontrolling interest	516	341	241
Net income (loss) attributable to Holdings	1,307	1,302	2,153
Less: Preferred stock dividends	80	80	80
Net income (loss) available to Holdings’ common shareholders	$1,227	$1,222	$2,073

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$3.82	$3.49	$5.49
Diluted	$3.78	$3.48	$5.46
Weighted average common shares outstanding (in millions):
Basic	321.2	350.1	377.6
Diluted	324.8	351.6	379.9

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Non-GAAP Operating Earnings	$2,007	$1,694	$1,726

The following table summarizes our Non-GAAP Operating Earnings per common share:

	Year Ended December 31,
	2024	2023	2022
	(per share amounts)
Non-GAAP Operating Earnings per common share:
Basic	$6.00	$4.61	$4.36
Diluted	$5.93	$4.59	$4.33

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Net Income (Loss) Attributable to Holdings
Net income attributable to Holdings was relatively flat at $1.3 billion for the years ended December 31, 2024 and 2023. The following were notable changes in net income (loss):

Favorable items included:
•Fee-type revenue increased by $907 million mainly driven by higher investment base advisory fees and distribution revenue from higher average AUM and the gain on sale of AB’s Bernstein Research Service in our Asset Management segment, higher advisory fee type revenue attributed to higher average asset balances in our Wealth Management segment, higher average Separate Account values from market appreciation in our Group Retirement segment, partially offset by lower revenue from Bernstein Research Services due to the sale of this business completed during April 2024.
•Investment losses decreased by $580 million mainly due to our rebalancing program to reduce duration during 2023.
•Net investment income increased by $576 million mainly due to higher average asset balances, higher investment yields, higher alternative investments, and higher income on seed capital investments.
•Change in market risk benefits and purchased market risk benefits decreased by $164 million mainly due to more favorable interest rate movements in 2024 compared to 2023. This was partially offset by less favorable equity market and volatility movements in 2024 compared to 2023.
•Remeasurement of liability for future policy benefits decreased by $69 million mainly due to less unfavorable assumption updates in 2024 compared to 2023.
•Policyholders’ benefits decreased by $58 million mainly due to lower net mortality and more favorable Traditional Life and SOP reserve reactivity, partially offset by growth in Employee Benefits in our Protection Solutions segment.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $416 million mainly due to growth of SCS account values in our Individual Retirement segment, partially offset by lower interest expense on funding agreements in Corporate and Other.
•Commissions and distribution-related payments increased by $306 million mainly due to higher payments to financial intermediaries for the distribution of AB mutual funds resulting from higher AUM in our Asset Management segment and higher asset-based commissions and sales volumes in our Individual Retirement segment.
•Net derivative losses increased by $154 million mainly due to higher equity market appreciation during 2024 compared to 2023.
•Amortization of DAC increased by $70 million mainly due to growth in our Individual Retirement segment from sales momentum.
•Net income attributable to noncontrolling interest increased by $175 million mainly due to higher pre-tax earnings in our Asset Management segment.
•Income tax expense increased by $1.2 billion primarily due to a partial release of the valuation allowance of $1.0 billion on the deferred tax asset in the year ended December 31, 2023 compared to no valuation allowance release in the year ended December 31, 2024.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results” for more information regarding assumption updates.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings increased by $313 million to $2.0 billion for the year ended December 31, 2024 from $1.7 billion in the year ended December 31, 2023. The following were notable changes in Non-GAAP Operating Earnings:
Favorable items included:
•Fee-type revenue increased by $742 million mainly driven by higher investment base advisory fees and distribution revenue from higher average AUM in our Asset Management segment, higher advisory fee type revenue attributed to higher average asset balances in our Wealth Management segment, higher average Separate Account values from market appreciation in our Group Retirement segment, partially offset by lower revenue from Bernstein Research Services due to the sale of this business completed during April 2024.
•Net investment income increased by $600 million mainly due to higher average asset balances, higher investment yields, higher alternative investments, and higher income on seed capital investments.

•Policyholders’ benefits decreased by $64 million mainly due to lower net mortality and more favorable Traditional Life and SOP reserve reactivity, partially offset by growth in Employee Benefits in our Protection Solutions segment.
•Net derivative losses decreased by $27 million mainly due to inflation swaps in our Protection Solutions segment and lower losses from hedging seed capital investments in our Asset Management segment.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $428 million mainly due to growth of SCS account values in our Individual Retirement segment, partially offset by lower interest expense on funding agreements in Corporate and Other.
•Commissions and distribution-related payments increased by $306 million mainly due to higher payments to financial intermediaries for the distribution of AB mutual funds resulting from higher average AUM in our Asset Management segment and higher asset-based commissions and sales volumes in our Individual Retirement segment.
•Compensation, benefits, interest expense and other operating costs increased by $168 million mainly due to higher variable compensation from higher sales in our Wealth Management and Asset Management segments, and higher incentive compensation and sub-advisory fees.
•Amortization of DAC increased by $70 million mainly due to growth in our Individual Retirement segment from sales momentum.
•Net income attributable to the noncontrolling interest increased by $98 million mainly due to higher pre-tax earnings.
•Income tax expense increased by $54 million mainly driven by higher pre-tax earnings in 2024.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Net Income Attributable to Holdings
For a discussion that compares results for the year ended December 31, 2023 to the year ended December 31, 2022 refer to the MD&A section in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).
Non-GAAP Operating Earnings
For a discussion that compares results for the year ended December 31, 2023 to the year ended December 31, 2022 refer to the MD&A section in our 2023 Form 10-K.
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

The following table summarizes operating earnings (loss) on our segments and Corporate and Other:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$953	$884	$820
Group Retirement	522	399	446
Asset Management	479	411	424
Protection Solutions	186	51	97
Wealth Management	184	159	101
Legacy	131	151	177
Corporate and Other	(448)	(361)	(339)
Non-GAAP Operating Earnings	$2,007	$1,694	$1,726
Effective Tax Rates by Segment
The following table summarizes income tax expense which was allocated to the Company’s business segments:

	Year Ended December 31
	2024	2023	2022
	(percentages)
Effective Tax Rates by Segment:
Retirement and Protection business(1)	14%	16%	17%
Asset Management	27%	23%	28%
Wealth Management	25%	24%	26%
Consolidated Non-GAAP Operating Earnings	19%	19%	21%
______________
(1)Includes: Individual Retirement, Group Retirement, Protection Solutions and Legacy.
Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.
The following table summarizes operating earnings (loss) of our Individual Retirement segment:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Operating earnings (loss)	$953	$884	$820

Key components of operating earnings (loss) were:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
REVENUES
Policy charges, fee income and premiums	$864	$791	$756
Net investment income	2,449	1,782	1,206
Net derivative gains (losses)	(21)	(20)	(42)
Investment management, service fees and other income	364	360	359
Segment revenues	$3,656	$2,913	$2,279

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$324	$299	$222
Remeasurement of liability for future policy benefits	(2)	(2)	(3)
Interest credited to policyholders’ account balances	1,208	708	327
Commissions and distribution-related payments	356	262	236
Amortization of deferred policy acquisition costs	460	388	334
Compensation, benefits and other operating costs and expenses	204	197	169
Interest expense	—	1	1
Segment benefits and other deductions	$2,550	$1,853	$1,286

The following table summarizes AV for our Individual Retirement segment:

	December 31,
	2024	2023
	(in millions)
AV (1)
General Account	$69,020	$52,387
Separate Accounts	41,524	39,619
Total AV	$110,544	$92,006
_____________
(1)AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV for our Individual Retirement segment:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Balance, beginning of period	$92,006	$74,583	$82,943
Gross premiums	18,600	14,332	11,552
Surrenders, withdrawals and benefits	(11,443)	(8,767)	(7,636)
Net flows	7,157	5,565	3,916
Change in market value and reinvestment and policy charges	4,277	6,010	(9,502)
Change in fair value of embedded derivative instruments	7,104	5,841	(2,774)
Other (1)	—	7	—
Balance, end of period	$110,544	$92,006	$74,583
Balance as of end of period net of embedded derivative instruments	$93,614	$81,533	$70,524
______________
(1)For the year ended December 31, 2023, amounts reflect a total special payment applied to the accounts of active clients as part of a previously disclosed settlement agreement between Equitable Financial and the SEC.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023 for the Individual Retirement Segment
Operating earnings
Operating earnings increased $69 million to $953 million during the year ended December 31, 2024 from $884 million in the year ended December 31, 2023. The following were notable changes in operating earnings (losses):
Favorable items included:
•Net investment income increased by $667 million mainly due to higher income from higher average asset balances, higher investment yields, and higher alternative investment income.
•Fee-type revenue increased by $77 million mainly due to higher average Separate Account values.
•Income tax expense decreased by $23 million mainly driven by a lower ETR in 2024.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $500 million mainly due to growth of SCS account values.
•Commissions and distribution-related payments increased by $94 million mainly due to higher asset-based commissions and sales volumes.
•Amortization of DAC increased by $72 million mainly due to growth in the business from sales momentum.
•Policyholders’ benefits increased by $25 million mainly due to growth in the payout business.
Net Flows and AV
•The increase in AV of $18.5 billion in the year ended December 31, 2024 was driven by an increase in investment performance as a result of market appreciation and change in fair value of embedded derivative instruments of $11.3 billion in the year ended December 31, 2024 and net inflows of $7.2 billion.
•Net inflows of $7.2 billion were $1.6 billion higher than in the year ended December 31, 2023, mainly driven by higher sales in the year ended December 31, 2024.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022 for the Individual Retirement Segment
Operating earnings
For a discussion that compares results for the year ended December 31, 2023 to the year ended December 31, 2022 refer to the MD&A section in our 2023 Form 10-K.
Net Flows and AV
For a discussion on net flows and AV comparative results for the year ended December 31, 2023 to the year ended December 31, 2022 refer to the MD&A section in our 2023 Form 10-K.
Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.
The following table summarizes operating earnings (loss) of our Group Retirement segment:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Operating earnings (loss)	$522	$399	$446

Key components of operating earnings (loss) are:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
REVENUES
Policy charges, fee income and premiums	$317	$268	$318
Net investment income	560	497	624
Net derivative gains (losses)	(1)	(1)	(30)
Investment management, service fees and other income	318	257	246
Segment revenues	$1,194	$1,021	$1,158

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders’ account balances	$227	$215	$281
Commissions and distribution-related payments	170	155	154
Amortization of deferred policy acquisition costs	54	59	59
Compensation, benefits and other operating costs and expenses	137	113	123
Segment benefits and other deductions	$588	$542	$618
The following table summarizes AV and AUA for our Group Retirement segment:

	December 31,
	2024	2023
	(in millions)
AV and AUA
General Account	$9,341	$8,952
Separate Accounts and Mutual Funds	31,313	27,519
Total AV and AUA (1)	$40,654	$36,471
____________
(1)    AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV and AUA for our Group Retirement segment:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Balance, beginning of period	$36,471	$32,005	$47,809
Gross Premiums	4,693	3,806	4,448
Surrenders, withdrawals and benefits	(4,797)	(4,062)	(3,814)
Net flows	(104)	(256)	634
Change in market value and reinvestment and policy charges	4,239	4,609	(7,037)
Change in fair value of embedded derivative instruments	48	87	(38)
Ceded to Global Atlantic	—	—	(9,363)
Other (1)	—	26	—
Balance, end of period	$40,654	$36,471	$32,005
Balance as of end of period net of embedded derivative instruments	$40,584	$36,389	$31,984
____________
(1)For the year ended December 31, 2023, amounts reflect a total special payment applied to the accounts of active clients as part of a previously disclosed settlement agreement between Equitable Financial and the SEC.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023 for the Group Retirement Segment
Operating earnings
Operating earnings increased by $123 million to $522 million during the year ended December 31, 2024 from $399 million during the year ended December 31, 2023. The following were notable changes in operating earnings (losses):
Favorable items included:
•Fee-type revenue increased by $110 million primarily due to higher average Separate Account values from market appreciation.
•Net investment income increased by $63 million due to higher alternative investment income, higher average asset, and higher investment yields.
These were partially offset by the following unfavorable items:
•Compensation, benefits and other operating costs and expenses increased by $24 million mainly due to the expansion of our Institutional business and higher vendor and legal expenses.
•Commissions and distribution-related payments increased by $15 million mainly due to higher premium-based and asset-based commission payments.
•Interest credited to policyholders’ account balances increased by $12 million mainly due to higher average account balances in institutional markets (offset in Net investment income).
Net Flows and AV
•The increase in AV of $4.2 billion in the year ended December 31, 2024 was primarily driven by equity market appreciation, partially offset by net outflows of $104 million.
•Net outflows of $104 million for the year ended December 31, 2024 improved by $152 million compared to the year ended December 31, 2023, mainly driven by large institutional lump sum premiums partially offset by higher tax-exempt and corporate surrenders.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022 for the Group Retirement Segment
Operating earnings
For a discussion that compares results for the year ended December 31, 2023 to the year ended December 31, 2022 refer to the MD&A section in our 2023 Form 10-K.
Net Flows and AV
For a discussion on net flows and AV comparative results for the year ended December 31, 2023 to the year ended December 31, 2022 refer to the MD&A section in our 2023 Form 10-K.
Asset Management
The Asset Management segment provides diversified investment management and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our average economic interest in AB of approximately 61%, 61% and 64% during the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Operating earnings (loss)	$479	$411	$424

Key components of operating earnings (loss) were:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
REVENUES
Net investment income (loss)	$27	$18	$(43)
Net derivative gains (losses)	(7)	(16)	41
Investment management, service fees and other income	4,459	4,115	4,107
Segment revenues	$4,479	$4,117	$4,105

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution related payments	$742	$610	$630
Compensation, benefits and other operating costs and expenses	2,609	2,567	2,519
Interest expense	44	54	18
Segment benefits and other deductions	$3,395	$3,231	$3,167

Changes in AUM in the Asset Management segment were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in billions)
Balance, beginning of period	$725.2	$646.4	$778.6
Long-term flows
Sales/new accounts	133.7	101.5	115.6
Redemptions/terminations	(106.5)	(88.2)	(95.4)
Cash flow/unreinvested dividends	(29.4)	(20.3)	(23.8)
Net long-term (outflows) inflows (1)	(2.2)	(7.0)	(3.6)
Adjustments (2)	0.7	—	(0.4)
Acquisition (3)	—	—	12.2
Market appreciation (depreciation)	68.5	85.8	(140.4)
Net change	67.0	78.8	(132.2)
Balance, end of period	$792.2	$725.2	$646.4
__________
(1)Net flows include $4.5 billion of AXA redemptions for 2022.
(2)Approximately $0.7 billion adjustment is due to a change in fee policy related to certain fixed income assets effective October 1, 2024. Approximately $0.4 billion of Institutional AUM was removed from AB total assets under management during the second quarter 2022 due to a change in the fee structure.
(3)The CarVal acquisition added approximately $12.2 billion of Institutional AUM in the third quarter 2022.

Average AUM in the Asset Management segment for the periods presented by distribution channel and investment services were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in billions)
Distribution Channel:
Institutions	$322.9	$304.6	$308.4
Retail	315.3	262.0	267.8
Private Wealth	130.3	113.7	110.3
Total	$768.5	$680.3	$686.5

Investment Service:
Equity Actively Managed	$261.3	$231.5	$239.7
Equity Passively Managed (1)	66.0	57.7	60.4
Fixed Income Actively Managed – Taxable (3)	211.4	198.3	210.0
Fixed Income Actively Managed – Tax-exempt	67.5	56.0	54.1
Fixed Income Passively Managed (1)	11.0	9.7	11.5
Alternatives/Multi-Asset Solutions (2) (3)	151.3	127.1	110.8
Total	$768.5	$680.3	$686.5
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
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023 for the Asset Management Segment
Operating earnings
Operating earnings increased $68 million to $479 million during the year ended December 31, 2024 from $411 million in the year ended December 31, 2023. The following were notable changes in operating earnings (losses):
Favorable items included:
•Fee-type revenue increased by $344 million primarily due to higher investment base advisory fees and higher distribution revenue from higher average AUM, higher performance based fees, partially offset by lower revenue from Bernstein Research Services due to the sale of this business completed during April 2024.
•Net investment income increased by $9 million mainly due to higher gains from seed capital investments.
•Net derivative losses decreased by $9 million mainly due to lower losses from hedging seed capital investments.

These were offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $132 million mainly due to higher payments to financial intermediaries for the distribution of AB mutual funds resulting from higher average AUM.
•Compensation, benefits, interest expense and other operating costs increased by $32 million mainly due to higher incentive compensation expense and other expenses including office related expenses, partially offset by lower base compensation and other expenses driven by the sale of Bernstein Research Services and the recognition of a $21 million incentive grant gain in connection with the AB headquarters relocation to Nashville.
•Net income attributable to noncontrolling interest increased by $78 million due to higher pre-tax earnings.
•Income tax expense increased by $52 million primarily due to higher pre-tax earnings and a higher ETR for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Long-Term Net Flows and AUM
•Total AUM as of December 31, 2024 was $792.2 billion, up $67.0 billion, or 9.2%, compared to December 31, 2023. The increase is primarily the result of market appreciation of $68.5 billion, partially offset by net outflows of ($2.2) billion. Market appreciation of $68.5 billion attributed to Retail of $34.2 billion, Institutions of $20.7 billion and Private Wealth of $13.6 billion. Net outflows were driven by Institutions net outflows of $16.5 billion, which were partially offset by Retail and Private Wealth net inflows of $13.4 billion and $0.9 billion respectively.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022 for the Asset Management Segment
Operating earnings
For a discussion that compares results for the year ended December 31, 2023 to the year ended December 31, 2022 refer to the MD&A section in our 2023 Form 10-K.
Net Flows and AUM
For a discussion that compares results for the year ended December 31, 2023 to the year ended December 31, 2022 refer to the MD&A section in our 2023 Form 10-K.
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
The following table summarizes operating earnings (loss) of our Protection Solutions segment:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Operating earnings (loss)	$186	$51	$97

Key components of operating earnings (loss) were:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
REVENUES
Policy charges, fee income and premiums	$2,134	$2,104	$2,018
Net investment income	1,026	952	981
Net derivative gains (losses)	—	(16)	(20)
Investment management, service fees and other income	169	140	141
Segment revenues	$3,329	$3,180	$3,120

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$1,901	$1,975	$1,896
Remeasurement of liability for future policy benefits	9	18	47
Interest credited to policyholders’ account balances	534	520	511
Commissions and distribution related payments	172	158	142
Amortization of deferred policy acquisition costs	125	120	117
Compensation, benefits and other operating costs and expenses	371	323	289
Interest expense	1	5	1
Segment benefits and other deductions	$3,113	$3,119	$3,003
The following table summarizes Protection Solutions Reserves for our Protection Solutions segment:

	December 31,
	2024	2023
	(in millions)
Protection Solutions Reserves (1)
General Account	$18,208	$18,184
Separate Accounts	18,753	16,337
Total Protection Solutions Reserves	$36,961	$34,521
_______________
(1)Does not include Protection Solutions Reserves for our EB business as it is a scaling business and therefore has immaterial in-force policies.
The following table presents our in-force face amounts for our individual life insurance products:

	December 31,
	2024	2023
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$38.5	$40.9
Indexed Universal Life	26.2	26.9
Variable Universal Life (3)	141.6	136.9
Term	201.8	206.5
Whole Life	1.1	1.1
Total in-force face amount	$409.2	$412.3
_______________
(1)Includes individual life insurance and does not include EB as it is a scaling business and therefore has immaterial in-force policies.
(2)UL includes GUL.
(3)VUL includes VL and COLI.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023 for the Protection Solutions Segment
Operating earnings (loss)
Operating earnings increased $135 million to $186 million during the year ended December 31, 2024 from $51 million in the year ended December 31, 2023. The following were notable changes in operating earnings (losses):
Favorable items included:
•Policyholders’ benefits decreased by $74 million mainly due to lower net mortality and more favorable Traditional Life and SOP reserve reactivity, partially offset by growth in Employee Benefits.
•Net investment income increased by $74 million mainly due to higher alternative investment income and higher investment yields.
•Fee-type revenue increased by $59 million mainly driven by higher premiums due to growth in Employee Benefits.
•Net derivative losses decreased by $16 million mainly due to inflation swaps.
These were partially offset by the following unfavorable items:
•Compensation, benefits, interest expense and other operating costs increased by $44 million mainly due to higher incentive compensation, higher premium taxes, and higher sub advisory fees.
•Commissions and distribution-related payments increased by $14 million mainly due to growth in Employee Benefits.
•Interest credited to policyholders’ account balances increased by $14 million mainly due to higher crediting rates.
•Income tax expense increased by $20 million primarily due to higher pre-tax earnings, partially offset by a lower ETR.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022 for the Protection Solutions Segment
For a discussion that compares results for the year ended December 31, 2023 to the year ended December 31, 2022 refer to the MD&A section in our 2023 Form 10-K.
Wealth Management
The Wealth Management segment is an emerging leader in the wealth management space with a differentiated advice value proposition that offers discretionary and non-discretionary investment advisory accounts, financial planning and advice, life insurance, and annuity products. In 2023, we began reporting this business separately from our other segments and Corporate and Other.
The following table summarizes operating earnings (loss) of our Wealth Management segment:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Operating earnings (loss)	$184	$159	$101

Key components of operating earnings (loss) were:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
REVENUES
Net investment income	$17	$13	$2
Investment management, service fees and other income	1,779	1,538	1,444
Segment revenues	$1,796	$1,551	$1,446

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution-related payments	$1,133	$968	$940
Compensation, benefits and other operating costs and expenses	419	373	370
Segment benefits and other deductions	$1,552	$1,341	$1,310
The following table summarizes revenue by activity type for our Wealth Management segment:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Revenue by Activity Type
Investment management, service fees and other income:
Investment management and advisory fees	$657	$542	$519
Distribution fees	1,056	931	894
Interest income	49	50	15
Service and other income	17	15	17
Total Investment management, service fees and other income	$1,779	$1,538	$1,444

The following table summarizes a roll-forward of AUA for our Wealth Management segment:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Total Wealth Management Assets
Advisory assets:
Beginning, beginning of period	$55,072	$45,544	$50,575
Advisory net flows	4,000	2,978	3,513
Advisory market appreciation (depreciation) and other	6,888	6,550	(8,544)
Advisory ending assets	$65,960	$55,072	$45,544

Brokerage and direct assets	$34,663	$31,975	$26,862

Balance, end of period	$100,623	$87,047	$72,406
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023 for the Wealth Management Segment
Operating earnings
Operating earnings increased $25 million to $184 million during the year ended December 31, 2024 compared to $159 million in the year ended December 31, 2023. The following were notable changes in operating earnings (losses):

Favorable items included:
•Investment management, service fees and other income increased by $241 million mainly due to higher advisory fee type revenue attributed to higher average asset balances combined with increased distribution fees from higher retirement sales.
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $165 million mainly due to higher distribution and advisory fee-type revenue from higher retirement sales and average asset balances.
•Compensation, benefits and other operating costs and expenses increased by $46 million mainly due to higher variable compensation from higher sales.
•Income tax expense increased by $9 million primarily due to higher pre-tax earnings.
Net Flows and AUA
•The increase in AUA of $13.6 billion in the year ended December 31, 2024 was mainly driven by market appreciation and advisory net flows of $4.0 billion.
•Advisory net inflows of $4.0 billion were $1.0 billion higher than in the year ended December 31, 2023 mainly driven by sales.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022 for the Wealth Management Segment
Operating earnings
For a discussion that compares results for the year ended December 31, 2023 to the year ended December 31, 2022 refer to the MD&A section in our 2023 Form 10-K.
Net Flows and AUA
For a discussion on net flows and AUA comparative results for the year ended December 31, 2023 to the year ended December 31, 2022 refer to the MD&A section in our 2023 Form 10-K.
Legacy
The Legacy segment consists of our capital intensive fixed-rate GMxB business written prior to 2011.
The following table summarizes operating earnings (loss) of our Legacy segment:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Operating earnings (loss)	$131	$151	$177

Key components of operating earnings (loss) were:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
REVENUES
Policy charges, fee income and premiums	$41	$24	$38
Net investment income	58	99	102
Investment management, service fees and other income	399	408	428
Segment revenues	$498	$531	$568

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$1	$—	$1
Interest credited to policyholders’ account balances	33	36	40
Commissions and distribution-related payments	160	171	187
Amortization of deferred policy acquisition costs	62	63	65
Compensation, benefits and other operating costs and expenses	90	80	61
Interest expense	—	—	—
Segment benefits and other deductions	$346	$350	$354

The following table summarizes AV for our Legacy segment:

	December 31,
	2024	2023
	(in millions)
AV (1)
General Account	$447	$524
Separate Accounts	20,911	21,316
Total AV	$21,358	$21,840
_______________
(1)AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV for our Legacy segment net of the Venerable transaction:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Balance, beginning of period	$21,840	$21,176	$28,961
Gross Premiums	173	179	195
Surrenders, withdrawals and benefits	(2,997)	(2,477)	(2,409)
Net flows	(2,824)	(2,298)	(2,214)
Investment performance, interest credited and policy charges	2,342	2,962	(5,571)
Balance, end of period	$21,358	$21,840	$21,176

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023 for the Legacy Segment
Operating earnings
Operating earnings decreased $20 million to $131 million during the year ended December 31, 2024 from $151 million in the year ended December 31, 2023. The following were notable changes in operating earnings (losses):
Unfavorable items included:
•Net investment income decreased by $41 million mainly due to lower average asset balances.
These were partially offset by the following favorable items:
•Commissions and distribution-related payments decreased by $11 million mainly due to business runoff.
•Income tax expense decreased by $9 million primarily due to lower pre-tax earnings and a lower ETR for the year ended December 31, 2024.
Net Flows and AV
•The decrease in AV of $482 million in the year ended December 31, 2024 was primarily driven by net outflows of $2.8 billion, partially offset by $2.3 billion of market appreciation.
•Net outflows of $2.8 billion were $526 million higher than in the year ended December 31, 2023, mainly driven by continuing runoff of the business.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022 for the Legacy Segment
Operating earnings
For a discussion that compares results for the year ended December 31, 2023 to the year ended December 31, 2022 refer to the MD&A section in our 2023 Form 10-K.
Net Flows and AV
For a discussion on net flows and AV comparative results for the year ended December 31, 2023 to the year ended December 31, 2022 refer to the MD&A section in our 2023 Form 10-K.
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
The following table summarizes operating earnings (loss) of Corporate and Other:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Operating earnings (loss)	$(448)	$(361)	$(339)
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

	Year Ended December 31,
	2024		2023		2022
	Yield	Amount (2)	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	4.41%	$3,462	4.17%	$3,103	3.57%	$2,619
Ending assets		84,202		73,526		72,255
Mortgages:
Income (loss)	5.14%	973	4.65%	806	3.92%	587
Ending assets		20,072		18,171		16,481
Other Equity Investments: (1)
Income (loss)	5.75%	203	3.88%	135	5.21%	171
Ending assets		3,495		3,433		3,433
Trading Securities:
Income (loss)	5.07%	16	—%	—	—%	—
Ending assets		527		—		—
Policy Loans:
Income (loss)	5.31%	225	5.30%	216	5.35%	215
Ending assets		4,330		4,158		4,033
Cash and Short-term Investments: (3)
Income (loss)	(4.10)%	(223)	(2.51)%	(81)	(1.44)%	(24)
Ending assets		3,259		4,718		1,419
Funding agreements:
Interest expense and other		(335)		(425)		(156)
Ending assets (liabilities)		(7,167)		(7,616)		(8,501)
Total Invested Assets:
Income (loss)	4.17%	4,321	3.98%	3,754	3.79%	3,412
Ending Assets		108,718		96,390		89,120
Short Duration Fixed Maturities:
Income (loss)	—%	—	4.14%	3	3.62%	5
Ending assets		—		16		87
Total:
Investment income (loss)	4.17%	4,321	3.98%	3,757	3.79%	3,417
Less: investment fees (4)	(0.17)%	(180)	(0.18)%	(166)	(0.15)%	(138)
Investment Income, Net	3.99%	4,141	3.80%	3,591	3.63%	3,279
Ending Net Assets		$108,718		$96,406		$89,207
_____________
(1)Includes, as of December 31, 2024, December 31, 2023 and December 31, 2023 respectively, $431 million, $361 million and $400 million of other invested assets. Amounts for certain consolidated VIE investments are shown net of associated non-controlling interest.
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
(4)Fixed maturities yield excludes out of period income adjustment during year ended December 31, 2023.
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

AFS Fixed Maturities by Industry
The following table sets forth these fixed maturities by industry category along with their associated gross unrealized gains and losses:
AFS Fixed Maturities by Industry (1)

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(Dollars in millions)
As of December 31, 2024
Corporate Securities:
Finance	$16,080	$1	$46	$1,494	$14,631	18%
Manufacturing	12,499	—	37	1,583	10,953	14
Utilities	8,476	—	44	1,004	7,516	10
Services	8,899	1	55	1,075	7,878	10
Energy	2,546	—	15	318	2,243	3
Retail and wholesale	2,979	—	34	258	2,755	4
Transportation	1,559	—	11	156	1,414	2
Other	1,665	—	9	225	1,449	2
Total corporate securities	54,703	2	251	6,113	48,839	63
U.S. government	5,801	—	—	1,513	4,288	6
Residential mortgage-backed (2)	4,520	—	15	152	4,383	6
Preferred stock	56	—	3	—	59	—
State & political	472	—	2	88	386	1
Foreign governments	689	—	1	136	554	1
Commercial mortgage-backed	4,301	—	5	385	3,921	5
Asset-backed securities (3)	13,660	—	96	57	13,699	18
Total	$84,202	$2	$373	$8,444	$76,129	100%

As of December 31, 2023
Corporate Securities:
Finance	$13,181	$2	$49	$1,209	$12,019	18%
Manufacturing	11,333	1	60	1,330	10,062	15
Utilities	6,838	1	44	826	6,055	9
Services	8,242	—	79	917	7,404	11
Energy	3,758	—	26	447	3,337	5
Retail and wholesale	3,253	—	30	306	2,977	4
Transportation	2,493	—	22	290	2,225	3
Other	190	—	9	13	186	—
Total corporate securities	49,288	4	319	5,338	44,265	65
U.S. government	5,735	—	2	1,106	4,631	7
Residential mortgage-backed (2)	2,470	—	18	133	2,355	4
Preferred stock	56	—	3	—	59	—
State & political	614	—	9	74	549	1
Foreign governments	719	—	3	111	611	1
Commercial mortgage-backed	3,595	—	2	515	3,082	5
Asset-backed securities (3)	11,049	—	52	110	10,991	17
Total	$73,526	$4	$408	$7,387	$66,543	100%

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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating:
AFS Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of December 31, 2024
1................................	Aaa, Aa, A	$56,266	$—	$210	$5,342	$51,134
2................................	Baa	26,255	—	147	3,043	23,359
	Investment grade	82,521	—	357	8,385	74,493
3................................	Ba	810	—	5	38	777
4................................	B	663	—	7	7	663
5................................	Caa	187	1	3	13	176
6................................	Ca, C	21	1	1	1	20
	Below investment grade	1,681	2	16	59	1,636
Total Fixed Maturities		$84,202	$2	$373	$8,444	$76,129

As of December 31, 2023:
1................................	Aaa, Aa, A	$47,694	$—	$217	$4,660	$43,251
2................................	Baa	23,476	—	179	2,635	21,020
	Investment grade	71,170	—	396	7,295	64,271
3................................	Ba	1,292	2	5	60	1,235
4................................	B	927	—	5	23	909
5................................	Caa	134	2	2	8	126
6................................	Ca, C	3	—	—	1	2
	Below investment grade	2,356	4	12	92	2,272
Total Fixed Maturities		$73,526	$4	$408	$7,387	$66,543

Mortgage Loans
The mortgage portfolio primarily consists of commercial, agricultural, and residential mortgage loans. The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The commercial mortgage loan portfolio is backed by high quality properties located in primary markets typically owned by experienced institutional investors with a demonstrated ability to manage their assets through business cycles. Our commercial loan portfolio is monitored on an ongoing basis, assigning credit quality ratings for each loan, with the particular emphasis on loans that are scheduled to mature in the next 12 to 24 months. Scheduled maturities for full year 2025 and 2026, respectively are $2.1 billion and $2.3 billion, or 13% and 14% of the commercial mortgage portfolio. The commercial mortgage portfolio consists of 87% fixed rate loans and 13% floating rate loans. For floating rate loans, the borrower is typically required to purchase an interest rate cap to the scheduled maturity of the loan to protect against rising rates.
Commercial mortgage loans are evaluated annually to determine a current LTV ratio. Property financial statements, current rent roll, lease maturities, tenant creditworthiness, property physical inspections, and forecasted leasing market strength are used to develop projected cash flows. A discounted cash flow methodology which incorporates market data is used to determine property values. The average LTV ratio at origination provided by a certified appraisal firm was 53%. The average LTV ratio was 67% and 64% at December 31, 2024 and December 31, 2023, respectively, which reflects the most recent opinion of value on the underlying collateral.
We use CarVal to invest in residential whole loans and other private investments. These investments allow us to leverage CarVal’s expertise in asset classes where we are looking to increase exposure. The residential mortgage portfolio primarily consists of purchased closed end, amortizing residential mortgage loans. The investment strategy for the mortgage loan portfolio emphasizes high credit quality borrowers, conservative LTV ratios, superior ability to repay and geographic diversification.
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
The tables below show the breakdown of the amortized cost of the General Account’s investments in mortgage loans by geographic region and property type:
Mortgage Loans by Region and Property Type

	December 31,
	2024		2023
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
By Region:
U.S. Regions:
Pacific	$5,517	27%	$5,004	27%
Middle Atlantic	3,861	19	3,678	20
South Atlantic	3,130	15	2,809	15
East North Central	1,183	6	1,102	6
Mountain	1,510	7	1,557	8
West North Central	953	5	828	5
West South Central	1,674	8	1,336	7
New England	925	5	865	5
East South Central	822	4	527	3
Total U.S.	19,575	96	17,706	96
Other Regions:
Europe	775	4	744	4
Total Other	775	4	744	4
Total Mortgage Loans	$20,350	100%	$18,450	100%

	December 31,
	2024		2023
	Amortized Cost	% of Total	Amortized Cost	% of Total

By Property Type:
Office	$4,711	23%	$4,756	26%
Multifamily	7,397	36	6,500	34
Agricultural loans	2,568	13	2,545	14
Retail	627	3	305	2
Industrial	2,310	11	2,366	13
Hospitality	720	4	595	3
Residential	1,066	5	298	2
Other	951	5	1,085	6
Total Mortgage Loans	$20,350	100%	$18,450	100%
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
At December 31, 2024 and December 31, 2023, the fair value of alternative investments was $3.0 billion and $2.7 billion respectively. Alternative investments were 2.4% and 2.5% of cash and invested assets at December 31, 2024 and December 31, 2023, respectively.
Alternative Investments (1)

	December 31,
	2024		2023
	Fair Value	%	Fair Value	%
	(in millions)
Private Equity	$1,568	52%	$1,455	53%
Private Debt	260	9	161	6
Infrastructure	211	7	208	8
Real Estate	652	22	603	22
Hedge Funds	57	2	57	2
Other (2)	263	8	264	9
Total (3)	$3,011	100%	$2,748	100%
_____________
(1)Reported in Other Equity Investments in the consolidated balance sheets.
(2)Includes CLO equity, co-investments and investments in other strategies. CLO equity investments are consolidated and assets are reported in Fixed Maturities, at fair value using the fair value option in the consolidated balance sheets.
(3)Includes $812 million and $455 million of non-General Account assets as of December 31, 2024 and December 31, 2023, respectively.
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
Subsequent to December 31, 2024, our operating subsidiary, Equitable Financial, as well as our subsidiaries Equitable America and Equitable Financial L&A, entered into a master transaction agreement with RGA on February 23, 2025 pursuant to which at closing and subject to the terms and conditions set forth in such agreement, RGA would enter into reinsurance agreements, as reinsurer, with each such subsidiary, as ceding company, to effect the RGA Reinsurance Transaction. The transaction is expected to reinsure 75% of such ceding companies’ in-force individual life insurance block, and upon closing, generate total value for Holdings of over $2 billion, which includes a positive ceding commission and capital release, and is expected to close in mid-2025. See “Risk Factors—The completion of the reinsurance transaction with Reinsurance Group of America is subject to several conditions, including the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on the expected economic and non-economic benefits to the Company or could cause the proposed transaction to be abandoned.”
Additionally, our Board authorized a tender offer to purchase up to 46 million AB Holding Units at a price of $38.50 per unit, less any applicable tax withholding, for an aggregate purchase price of $1.8 billion. The tender offer commenced on February 24, 2025 and will expire on March 24, 2025 unless extended or earlier terminated. We expect to fund the tender offer from available cash and cash equivalents and the Term Loan described below under “Holdings Credit Facilities.” See Note 26 of the Notes to the Consolidated Financial Statements for additional information.
Separately, our Board approved an additional $1.5 billion of share repurchases under its share repurchase program. As of December 31, 2024, we had $445 million of authorized capacity remaining under its prior authorization. The repurchase program does not obligate Holdings to purchase any particular number of shares. See Note 22 for additional details on the repurchase program.
Sources and Uses of Liquidity
The Company has sufficient cash flows from operations to satisfy liquidity requirements in 2025.
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
Sources and Uses of Holding Company Highly Liquid Assets
The following table sets forth Holdings’ principal sources and uses of highly liquid assets:

	Year Ended December 31,
	2024	2023
	(in millions)
Highly Liquid Assets, beginning of period	$1,998	$1,992
Dividends from subsidiaries	1,499	2,442
Issuance of loans to affiliates	—	—
Capital contribution from parent company	—	—
Capital contributions to subsidiaries	—	(1,142)
M&A Activity	—	—
Purchase of AllianceBernstein Units	(150)	—
Total Business Capital Activity	1,349	1,300

Purchase of treasury shares	(1,014)	(919)
Shareholder dividends paid	(302)	(301)
Total Share Repurchases, Dividends and Acquisition Activity	(1,316)	(1,220)

	Year Ended December 31,
	2024	2023
	(in millions)
Issuance/(redemption) of preferred stock	(56)	—
Preferred stock dividend	(80)	(80)
Total Preferred Stock Activity	(136)	(80)

Issuance of long-term debt	600	500
Repayment of long-term debt	(570)	(520)
Total External Debt Activity	30	(20)

Proceeds from loans from affiliates	—	—
Net decrease (increase) in existing facilities to affiliates (1)	190	90
Total Affiliated Debt Activity	190	90

Interest paid on external debt and P-Caps	(220)	(212)
Others, net	87	148
Total Other Activity	(133)	(64)

Net increase (decrease) in highly liquid assets	(16)	6
Highly Liquid Assets, end of period	$1,982	$1,998
_______________
(1)     Represents net activity of draws and repayments of existing credit facilities between Holdings and affiliates.
Capital Contribution to Our Subsidiaries
No capital contributions were made during the year ended December 31, 2024.
Loans from Our Subsidiaries
There were no new loans from our subsidiaries during the year ended December 31, 2024.
Cash Distributions from Our Non-Insurance Subsidiaries
During the year ended December 31, 2024, Holdings received cash distributions of $432 million from AB and $236 million from the investment management contracts with EFIM and EIM. We also received cash distributions of $130 million from Equitable Advisors.
Distributions from Insurance Subsidiaries
Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Holdings and other affiliates under applicable insurance law and regulation. Also, more generally, the ability of our insurance subsidiaries to pay dividends can be affected by market conditions and other factors beyond our control.
Equitable’s primary insurance regulators are the NYDFS and the Arizona Department of Insurance and Financial Institutions. Under New York’s insurance laws, which are applicable to Equitable Financial, a domestic stock life insurer may not pay an Ordinary Dividend exceeding an amount calculated based on a statutory formula without prior approval of the NYDFS. Extraordinary Dividends require the insurer to file a notice of its intent to declare the dividends with the NYDFS and obtain prior approval or non-disapproval from the NYDFS. Similarly, under Arizona Insurance Law, which is applicable to Equitable America, a domestic life insurer may not pay a dividend to its shareholders that exceeds an amount calculated based on a statutory formula without prior approval of the Arizona Superintendent.
In 2024, Equitable America had Ordinary Dividend capacity of $441 million. In June 2024, Equitable America received approval from Arizona Department of Insurance and Financial Institutions for an Extraordinary Dividend of $300 million. Holdings received an Ordinary Dividend distribution from Equitable America of $441 million during July 2024. Holdings received a dividend distribution from Equitable America of $22 million during September 2024 under the Extraordinary

Dividend capacity. Holdings also received a dividend distribution from Equitable America of $238 million in December 2024 under the Extraordinary Dividend capacity. In 2025, Equitable America estimates it will have Ordinary Dividend capacity of $347 million.
Based on the NYDFS formula, Equitable Financial had no Ordinary Dividend capacity in 2024 and will have no Ordinary Dividend capacity in 2025.
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
On December 19, 2024, Holdings and its subsidiaries exchanged 5,211,194 AB Holding Units for AB Units, which receive higher net distributions. On December 19, 2024, Holdings also acquired 4,215,140 AB Units from ABLP for a cash purchase price of $35.59 per share.
As of December 31, 2024, Holdings and its non-insurance company subsidiaries hold approximately 179.5 million AB Units, 0.1 million AB Holding Units and the 1% General Partnership interest in ABLP.
As of December 31, 2024, the ownership structure of ABLP, including AB Units outstanding as well as the General Partner’s 1% interest, was as follows:

Owner	Percentage Ownership
EQH and its subsidiaries	61.9%
AB Holding	37.5
Unaffiliated holders	0.6
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 61.9% economic interest in AB as of December 31, 2024.
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

On December 15, 2023, the Company added a $75 million commitment from TD Bank to the Credit Facility, raising the facility amount to $1.6 billion. On July 24, 2024, the Company terminated a $75 million commitment from Credit Suisse to the Credit Facility, reducing the facility amount to $1.5 billion. Additionally, the Company entered in a letter of credit facility with MUFG Bank on January 23, 2024, in a face amount of $200 million to replace a $150 million facility with HSBC that expired on February 16, 2024.
The Credit Facility may provide significant support to our liquidity position when alternative sources of credit are limited. In addition to the Credit Facility, we have letter of credit facilities with an aggregate principal amount of approximately $1.9 billion (the “LOC Facilities”), primarily to be used to support our life insurance business reinsured to EQ AZ Life Re in April 2018. In June 2021, Holdings entered into amendments with each of the issuers of its bilateral letter of credit facilities to effect changes similar to those effected in the Amended and Restated Revolving Credit Agreement. The respective facility limits of the bilateral letter of credit facilities remained unchanged. On May 12, 2023, the Company entered into an amendment to the Credit Facility and LOC Facilities to replace remaining LIBOR-based benchmark rates with Secured Overnight Financial Rate (“SOFR”)-based benchmark rates and to make certain other conforming changes.
On February 21, 2025, Holdings entered into the 364-Day Term Loan Credit Agreement (the “Term Loan Agreement”) with respect to a $500 million senior unsecured delayed-draw term loan (the “Term Loan”). The Term Loan will be used, along with available cash and cash equivalents, to fund our tender offer for AB Holding Units for an aggregate purchase price of up to $1.8 billion and the payment of related fees and expenses and is required to be repaid with the cash proceeds from the RGA Reinsurance Transaction, which is expected to close in mid-2025. For additional information regarding the Term Loan Agreement, see Note 26 of the Notes to the Consolidated Financial Statements.
The Credit Facility, LOC Facilities and Term Loan Agreement contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Credit Facility, LOC Facilities and Term Loan Agreement is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of December 31, 2024, we were in compliance with the covenants under the Credit Facility and LOC Facilities.
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
Share Repurchase Programs
For information regarding activity pertaining to share repurchase programs, see Note 22 and Note 26 of the Notes to the Consolidated Financial Statements.
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
Hedging Activities
Because the future claims exposure on our insurance products, and in particular our variable annuity products, is sensitive to movements in the equity markets and interest rates, we have in place various hedging and reinsurance programs that are designed to mitigate the economic risks of movements in the equity markets and interest rates. We use derivatives as part of our overall asset/liability risk management program primarily to reduce exposures to equity market and interest rate risks. In addition, we use credit derivatives to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently. The derivative contracts are an integral part of our risk management program, especially for the management of our variable annuities program, and are collectively managed to reduce the economic impact of unfavorable movements in capital markets. These derivative transactions require liquidity to meet payment obligations such as payments for periodic settlements, purchases, maturities and terminations as well as liquid assets pledged as collateral related to any decline in the net estimated fair value. Collateral calls represent one of our biggest drivers for liquidity needs for our insurance subsidiaries. Our derivatives contracts reside primarily within Equitable Financial, which has a significantly large investment portfolio.

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
The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. As of December 31, 2024, AB was in compliance with these covenants. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.
Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by AB from time to time until the maturity of the facility. AB or Holdings may reduce or terminate the commitment at any time without penalty upon proper notice. Holdings also may terminate the facility immediately upon a change of control of AB’s General Partner.
As of December 31, 2024 and 2023, AB had $710 million and $900 million outstanding under the EQH Facility, with interest rates of approximately 4.3% and 5.3%, respectively. Average daily borrowing of the EQH Facility during 2024 and 2023 were $494 million and $743 million, respectively, with a weighted average interest rates of approximately 5.2% and 4.9%, respectively.
EQH Uncommitted Facility
In addition to the EQH Facility, AB has a $300 million uncommitted, unsecured senior credit facility (the “EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility is available for AB’s general business purposes. The EQH Uncommitted Facility was amended and restated as of August 30, 2024, extending the maturity date to August 31, 2029. There were no other significant changes included in the amendment. The EQH Uncommitted Facility is available for AB’s general business purposes. Borrowings under the EQH Uncommitted Facility bear interest generally at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants, which are substantially similar to those in the EQH Facility. As of December 31, 2024, AB was in compliance with these covenants.

As of December 31, 2024 and December 31, 2023, AB had no amounts outstanding under the EQH Uncommitted Facility. During 2024, AB did not draw upon the EQH Uncommitted Facility. Average daily borrowing of the EQH Uncommitted Facility during the year ended December 31, 2024 and 2023 were $0 million and $4 million with a weighted average interest rate of approximately 0.0% and 4.6%.
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
For information regarding activity pertaining to our total consolidated borrowings, see Note 14 of the Notes to the Consolidated Financial Statements, and for information regarding the Term Loan Agreement entered into subsequent to December 31, 2024, see Note 26 of the Notes to the Consolidated Financial Statements.
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

	AM Best	S&P	Moody’s
Last review date	Feb '24	Feb '24	May '24
Financial Strength Ratings:
Equitable Financial Life Insurance Company	A	A+	A1
Equitable Financial Life Insurance Company of America	A	A+	A1
Credit Ratings:
Equitable Holdings, Inc.	bbb+	A-	Baa1
Last review date		Nov '24	Mar '24
AllianceBernstein L.P.		A	A2

Material Cash Requirements
The table below summarizes the material short and long-term cash requirements related to contractual and other obligations as of December 31, 2024. Short-term cash requirements are considered to be requirements within the next 12 months and long-term cash requirements are considered to be beyond the next 12 months. We do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Year
	Total	2025	2026-2027	2028-2029	2030 and thereafter
	(in millions)
Material Cash Requirements:
Policyholders’ liabilities (1)	$123,159	$4,114	$8,537	$8,588	$101,920
FHLB Funding Agreements	7,165	5,843	630	199	493
Interest on FHLB Funding Agreements	182	51	56	41	34
FABN Funding Agreements	5,743	1,050	2,450	1,943	300
Interest on FABN Funding Agreements	581	151	269	150	11
Operating leases, net of sublease commitments	917	101	182	143	491
Long-Term and Short-term Debt	3,850	—	—	1,850	2,000
Interest on long-term debt and short-term debt	2,507	193	385	341	1,588
Interest on P-Caps	1,321	48	96	96	1,081
Employee benefits	3,101	196	399	350	2,156
Funding Commitments	1,603	693	406	504	—
Total Material Cash Requirements	$150,129	$12,440	$13,410	$14,205	$110,074
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
Unrecognized tax benefits of $330 million, including $0 million related to AB were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.
In addition, the below items are included as part of AB’s aggregate contractual obligations:
•As of December 31, 2024, AB had a $373 million accrual for compensation and benefits, which are primarily paid out in less than one year, with the exception of deferred compensation obligations which are payable over various periods, with the majority payable over periods up to three years. Not included in this amount is the $69 million of pension related payments xpected to be paid in 2025. Further, AB expects to make contributions to its qualified profit-sharing plan of $19 million in each of the next four years.
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
Interest Rate Sensitivity
December 31, 2024

Increase/(Decrease) In MRB
(in millions)
Increase in interest rates by 50bps	$(533)
Decrease in interest rates by 50bps	$613
Sensitivity of MRBs to Changes in Equity Returns
The following table demonstrates the sensitivity of the MRBs to changes in equity returns.
Equity Returns Sensitivity
December 31, 2024

Increase/(Decrease) In MRB
(in millions)
Increase in equity returns by 10%	$(712)
Decrease in equity returns by 10%	$808
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
GMIB Lapse floor Sensitivity
December 31, 2024

Increase/(Decrease) In MRB
(in millions)
GMIB Lapse floor of 1%	$(77)
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
NPR Sensitivity
December 31, 2024

Increase/(Decrease) In MRB
(in millions)
Increase in NPR by 50bps	$(978)
Decrease in NPR by 50bps	$1,076

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
Goodwill

Goodwill represents the excess of purchase price over the estimated fair value of identifiable net assets acquired in a business combination. We test goodwill for recoverability each annual reporting period at December 31 and at interim periods if facts or circumstances are indicative of potential impairment. As of December 31, 2024, our goodwill of $5.1 billion results solely from our investment in AB and is attributed to the Asset Management segment, also deemed a reporting unit for purpose of assessing the recoverability of that goodwill.
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
Income Taxes
Income taxes represent the net amount of income taxes that we expect to pay to or receive from various taxing jurisdictions in connection with its operations. We provide for Federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryforward periods under the tax law in the applicable jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred tax assets will not be realized. Management considers all available evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. Our accounting for income taxes represents management’s best estimate of the tax consequences of various events and transactions. At December 31, 2024, we determined that it was more likely than not that a portion of our capital deferred tax assets would not be realized. For more information, see Note 18 of the Notes to the Consolidated Financial Statements.
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
Investments with Interest Rate Risk – Fair Value
Assets with interest rate risk include AFS and trading fixed maturities and mortgage loans that make up 78.4% and 76.7% of the fair value of the General Account investment portfolio as of December 31, 2024 and 2023, respectively. As part of our asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate one percent increase/decrease in interest rates as of December 31, 2024 and 2023 would have on the fair value of fixed maturities and mortgage loans:
Interest Rate Risk Exposure

	December 31,
	2024			2023
	Fair Value	Impact of +1% Change	Impact of -1% Change	Fair Value	Impact of +1% Change	Impact of -1% Change
	(in millions)
Fixed Income Investments:
AFS securities:
Fixed rate	$66,279	$(4,080)	$4,558	$56,481	$(3,997)	$4,595
Floating rate	$9,848	$(10)	$8	$10,063	$3	$5
Trading securities:
Fixed rate	$497	$(38)	$42	$15	$—	$—
Floating rate	$27	$—	$—	$—	$—	$—
Mortgage loans	$18,567	$(656)	$708	$16,467	$(585)	$624
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
Investments with Equity Price Risk – Fair Value
The investment portfolios also have direct holdings of public and private equity securities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% increase/decrease in equity prices from those prevailing as of December 31, 2024 and 2023:

Equity Price Risk Exposure

	December 31,
	2024			2023
	Fair Value	Impact of+10% Equity Price Change	Impact of -10% Equity Price Change	Fair Value	Impact of+10% Equity Price Change	Impact of -10% Equity Price Change
	(in millions)
Equity Investments	$634	$63	$(63)	$731	$73	$(73)

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
Liabilities with Interest Rate Risk – Fair Value
As of December 31, 2024 and 2023, the aggregate carrying values of insurance contracts with interest rate risk were $15.0 billion and $16.5 billion, respectively. The aggregate fair value of such liabilities as of December 31, 2024 and 2023 were $14.7 billion and $16.0 billion, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those liabilities of $110 million and $280 million, respectively. While these fair value measurements provide a representation of the interest rate sensitivity of insurance liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.
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
Mark to market exposure is a point-in-time measure of the value of a derivative contract in the open market. A positive value indicates existence of credit risk for us because the counterparty would owe money to us if the contract were closed. Alternatively, a negative value indicates we would owe money to the counterparty if the contract were closed. If there is more than one derivative transaction outstanding with a counterparty, a master netting arrangement exists with the counterparty. In that case, the market risk represents the net of the positive and negative exposures with the single counterparty. In management’s view, the net potential exposure is the better measure of credit risk. As of December 31, 2024 and 2023, the net fair values of our derivatives were $6.9 billion and $4.5 billion, respectively.
The tables below show the interest rate or equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

Derivative Financial Instruments

			Interest Rate Sensitivity
	Notional Amount	Weighted Average Term (Years)	Impact of -1% Change	Fair Value	Impact of +1% Change
	(in millions)
December 31, 2024
Swaps	$1,606	12	$(242)	$(347)	$(432)
Futures	9,310	—	275	—	(216)
Total	$10,916		$33	$(347)	$(648)

December 31, 2023
Swaps	$3,828	6	$180	$(195)	$(839)
Futures	8,094	—	40	—	(25)
Total	$11,922		$220	$(195)	$(864)

			Equity Sensitivity
	Notional Amount	Weighted Average Term (Years)	Fair Value	Balance after -10% Equity Price Shift
	(in millions)
December 31, 2024
Futures	$14,372	—	$—	$(382)
Swaps	16,047	1	57	1,439
Options	70,634	3	16,328	12,804
Total	$101,053		$16,385	$13,861

December 31, 2023
Futures	$7,761	—	$—	$(250)
Swaps	14,926	1	53	1,599
Options	53,877	3	10,084	17,500
Total	$76,564		$10,137	$18,849
Market Risk Benefits and Interest Rate and Equity Risks – Fair Value
GMxB feature’s liability associated with certain annuity contracts is considered market risk benefits for accounting purposes and was reported at its fair value of $10.9 billion and $14.0 billion as of December 31, 2024 and 2023, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2024 and 2023, respectively, would be to decrease the direct market risk benefits balance by $1.3 billion and $1.5 billion. The potential fair value exposure to an immediate 50 bps drop in interest rates from those prevailing as of December 31, 2024 and 2023, respectively, would decrease the direct market risk benefits balance by $1.3 billion and $1.7 billion.
We have entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations GMxB features contained in certain annuity contracts. These reinsurance contracts are accounted for as purchased market risk benefits and reported at their fair values of $7.4 billion and $9.4 billion as of December 31, 2024 and 2023, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2024 and 2023, respectively, would increase the balances of the reinsurance contract asset by $480 million and $560 million. The potential fair value exposure to an immediate 50 bps drop in interest rates from those prevailing as of December 31, 2024 and 2023, respectively, would increase the balances of the reinsurance contract asset by $715 million and $914 million.
Asset Management
The investments of our Asset Management segment consist of trading and AFS investments and other investments. AB’s trading and AFS investments include U.S. Treasury bills and equity and fixed income mutual funds’ investments. Trading investments are purchased for short-term investment, principally to fund liabilities related to deferred compensation plans and to seed new investment services. Although AFS investments are purchased for long-term investment, the portfolio strategy considers them AFS from time to time due to changes in market interest rates, equity prices and other relevant factors. Other investments include investments in hedge funds sponsored by AB and other private investment vehicles.
Investments with Interest Rate Risk – Fair Value
The table below provides AB’s potential exposure with respect to its fixed income investments, measured in terms of fair value, to an immediate 1% increase in interest rates at all maturities from the levels prevailing as of December 31, 2024 and 2023:
Interest Rate Risk Exposure

	December 31, 2024			December 31, 2023
	Fair Value	Balance After -1% Change	Balance After +1% Change	Fair Value	Balance After -1% Change	Balance After +1% Change
	(in millions)
Fixed Income Investments:
Trading	$51	$55	$48	$71	$76	$66
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
Investments with Equity Price Risk – Fair Value
AB’s investments include investments in equity mutual funds and equity hedge funds. The following table presents AB’s potential exposure from its equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing as of December 31, 2024 and 2023:
Equity Price Risk Exposure

	December 31, 2024			December 31, 2023
	Fair Value	Balance After +10% Equity Price Change	Balance After -10% Equity Price Change	Fair Value	Balance After +10% Equity Price Change	Balance After -10% Equity Price Change
	(in millions)
Equity Investments:
Trading	$151	$166	$136	$117	$129	$106
Other investments	$333	$367	$300	$55	$61	$50

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

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, New York, New York, PCAOB ID: 238)	121
Consolidated Balance Sheets, December 31, 2024 and 2023	123
Consolidated Statements of Income (Loss), Years Ended December 31, 2024, 2023 and 2022	124
Consolidated Statements of Comprehensive Income (Loss), Years Ended December 31, 2024, 2023 and 2022	125
Consolidated Statements of Equity, Years Ended December 31, 2024, 2023 and 2022	126
Consolidated Statements of Cash Flows, Years Ended December 31, 2024, 2023 and 2022	127
Notes to Consolidated Financial Statements
Note 1 - Organization	130
Note 2 - Significant Accounting Policies	130
Note 3 - Investments	147
Note 4 - Derivatives	160
Note 5 - Goodwill and Other Intangible Assets	168
Note 6 - Closed Block	169
Note 7 - DAC and Other Deferred Assets/Liabilities	170
Note 8 - Fair Value Disclosures	172
Note 9 - Liabilities for Future Policyholder Benefits	187
Note 10 - Market Risk Benefits	192
Note 11 - Policyholder Account Balances	194
Note 12 - Leases	200
Note 13 - Reinsurance	203
Note 14 - Short-Term and Long-Term Debt	204
Note 15 - Related Party Transactions	207
Note 16 - Employee Benefit Plans	207
Note 17 - Share-Based Compensation Programs	215
Note 18 - Income Taxes	219
Note 19 - Commitments and Contingent Liabilities	222
Note 20 - Insurance Statutory Financial Information	225
Note 21 - Business Segment Information	228
Note 22 - Equity	234
Note 23 - Earnings Per Share	239
Note 24 - Redeemable NCI	239
Note 25 - Held-For-Sale	239
Note 26 - Subsequent Events	241

Audited Consolidated Financial Statement Schedules
Schedule I - Summary of Investments - Other than Investments in Related Parties, December 31, 2024	243
Schedule II - Condensed Financial Information of Parent Company as of December 31, 2024 and 2023, and for the Years Ended December 31, 2024, 2023 and 2022	244
Schedule III - Supplementary Insurance Information, as of and for the Years Ended December 31, 2024, 2023 and 2022	250
Schedule IV - Reinsurance, Years Ended December 31, 2024, 2023 and 2022	252

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Equitable Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Equitable Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income (loss), of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing under Item 15.2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Market Risk Benefits
As described in Notes 2 and 8 to the consolidated financial statements, certain guaranteed minimum death and living benefits (collectively, the “GMxB features”) associated with variable annuity products, other general account annuities and ceded reinsurance contracts with GMxB features with other than nominal market risk are identified by management, measured at estimated fair value and presented separately on the balance sheet as market risk benefits. Market risk benefits (MRBs) are measured at fair value on a seriatim basis using an ascribed fee approach. The ascribed fee is determined at policy inception date so that the present value of claims, including any risk charge, is equal to the present value of the projected attributed fees which will be capped at average present value of total policyholder contractual fees. The attributed fee percentage is considered a fixed term of the MRB feature and is held static over the life of the contract. The market risk benefits fair value is equal to the estimated present value of benefits less the estimated present value of ascribed fees and is determined using a discounted cash flow valuation technique. Considerable judgment is utilized by management in determining the assumptions related to lapse rates, withdrawal rates, utilization rates, non-performance risk, volatility rates, annuitization rates and mortality (collectively, the “significant market risk benefit assumptions”). As of December 31, 2024, the estimated fair value of purchased market risk benefits, assets for market risk benefits and liabilities for market risk benefits was $7,376 million, $863 million and $11,810 million, respectively.
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
February 24, 2025

We have served as the Company’s auditor since 1993.

EQUITABLE HOLDINGS, INC.
Consolidated Balance Sheets
December 31, 2024 and 2023

	December 31,
	2024	2023
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $84,717 and $74,033) (allowance for credit losses of $2 and $4)	$76,641	$67,030
Fixed maturities, at fair value using the fair value option (1)	2,053	1,654
Mortgage loans on real estate (net of allowance for credit losses of $278 and $279) (1)	20,072	18,171
Policy loans	4,330	4,158
Other equity investments (1)	3,719	3,384
Trading securities, at fair value	1,095	1,057
Other invested assets (1)	8,537	6,719
Total investments	116,447	102,173
Cash and cash equivalents (1)	6,964	8,239
Cash and securities segregated, at fair value	500	868
Broker-dealer related receivables	1,961	1,837
Deferred policy acquisition costs	7,170	6,705
Goodwill and other intangible assets, net	5,371	5,433
Amounts due from reinsurers (allowance for credit losses of $8 and $7)	8,044	8,352
Current and deferred income taxes	1,997	2,050
Purchased market risk benefits	7,376	9,427
Other assets (1)	4,462	3,323
Assets held-for-sale	—	565
Assets for market risk benefits	863	591
Separate Accounts assets	134,711	127,251
Total Assets	$295,866	$276,814
LIABILITIES
Policyholders’ account balances	$110,965	$95,673
Liability for market risk benefits	11,810	14,612
Future policy benefits and other policyholders’ liabilities	17,613	17,363
Broker-dealer related payables	775	1,232
Customer related payables	1,933	2,201
Amounts due to reinsurers	1,407	1,450
Short-term debt	—	254
Long-term debt	3,833	3,820
Notes issued by consolidated variable interest entities, at fair value using the fair value option (1)	2,116	1,559
Other liabilities (1)	7,135	6,088
Liabilities held-for-sale	—	153
Separate Accounts liabilities	134,711	127,251
Total Liabilities	$292,298	$271,656
Redeemable noncontrolling interest (1) (2)	$125	$770
Commitments and contingent liabilities (3)
EQUITY
Equity attributable to Holdings:
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,507	$1,562
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 477,801,636 and 491,003,966 shares issued, respectively; 309,900,248 and 333,877,990 shares outstanding, respectively	5	5
Additional paid-in capital	2,336	2,328
Treasury stock, at cost, 167,901,388 and 157,125,976 shares, respectively	(4,198)	(3,712)
Retained earnings	10,647	10,243
Accumulated other comprehensive income (loss)	(8,712)	(7,777)
Total equity attributable to Holdings	1,585	2,649
Noncontrolling interest	1,858	1,739
Total Equity	3,443	4,388
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$295,866	$276,814
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
See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Income (Loss)
Years Ended December 31, 2024, 2023 and 2022

	Year Ended December 31,
	2024	2023	2022
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$2,495	$2,380	$2,454
Premiums	1,162	1,104	994
Net derivative gains (losses)	(2,551)	(2,397)	907
Net investment income (loss)	4,896	4,320	3,315
Investment gains (losses), net:
Credit and intent to sell losses on available for sale debt securities and loans	(82)	(220)	(314)
Other investment gains (losses), net	(51)	(493)	(631)
Total investment gains (losses), net	(133)	(713)	(945)
Investment management and service fees	5,263	4,820	4,891
Other income	1,305	1,014	1,028
Total revenues	12,437	10,528	12,644

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,696	2,754	2,716
Remeasurement of liability for future policy benefits	6	75	66
Change in market risk benefits and purchased market risk benefits	(1,971)	(1,807)	(1,280)
Interest credited to policyholders’ account balances	2,499	2,083	1,410
Compensation and benefits	2,441	2,328	2,201
Commissions and distribution-related payments	1,896	1,590	1,567
Interest expense	226	228	201
Amortization of deferred policy acquisition costs	711	641	586
Other operating costs and expenses	1,822	1,898	2,185
Total benefits and other deductions	10,326	9,790	9,652
Income (loss) from continuing operations, before income taxes	2,111	738	2,992
Income tax (expense) benefit	(288)	905	(598)
Net income (loss)	1,823	1,643	2,394
Less: Net income (loss) attributable to the noncontrolling interest (1)	516	341	241
Net income (loss) attributable to Holdings	1,307	1,302	2,153
Less: Preferred stock dividends	80	80	80
Net income (loss) available to Holdings’ common shareholders	$1,227	$1,222	$2,073

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$3.82	$3.49	$5.49
Diluted	$3.78	$3.48	$5.46
Weighted average common shares outstanding (in millions):
Basic	321.2	350.1	377.6
Diluted	324.8	351.6	379.9
______________
(1)    Includes redeemable noncontrolling interest. See Note 24 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2024, 2023 and 2022

	Year Ended December 31,
	2024	2023	2022
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$1,823	$1,643	$2,394
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	(760)	2,377	(12,606)
Change in market risk benefits - instrument-specific credit risk	(389)	(1,027)	1,249
Change in liability for future policy benefits - current discount rate	150	(137)	1,074
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	73	(3)	18
Foreign currency translation adjustment	(11)	15	(46)
Total other comprehensive income (loss), net of income taxes	(937)	1,225	(10,311)
Comprehensive income (loss)	886	2,868	(7,917)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	514	351	225
Comprehensive income (loss) attributable to Holdings	$372	$2,517	$(8,142)

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
Years Ended December 31, 2024, 2023 and 2022

	Year Ended December 31,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
Balance, beginning of period	$1,562	$5	$2,328	$(3,712)	$10,243	$(7,777)	$2,649	$1,739	$4,388
Stock compensation	—	—	68	23	—	—	91	217	308
Purchase of treasury stock	—	—	6	(1,020)	—	—	(1,014)	—	(1,014)
Reissuance of treasury stock	—	—	—	—	(10)	—	(10)	—	(10)
Retirement of common stock	—	—	—	511	(511)	—	—	—	—
Purchase of AB Holding units	—	—	(35)	—	—	—	(35)	(157)	(192)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(384)	(384)
Dividends on common stock (cash dividends declared per common share of $0.94)	—	—	—	—	(302)	—	(302)	—	(302)
Dividends on preferred stock	—	—	—	—	(80)	—	(80)	—	(80)
Redemption of preferred stock	(55)	—	—	—	—	—	(55)	—	(55)
Net income (loss)	—	—	—	—	1,307	—	1,307	455	1,762
Other comprehensive income (loss)	—	—	—	—	—	(935)	(935)	(2)	(937)
Other	—	—	(31)	—	—	—	(31)	(10)	(41)
December 31, 2024	$1,507	$5	$2,336	$(4,198)	$10,647	$(8,712)	$1,585	$1,858	$3,443

Balance, beginning of period	$1,562	$4	$2,299	$(3,297)	$9,825	$(8,992)	$1,401	$1,740	$3,141
Stock compensation	—	—	54	17	—	—	71	180	251
Purchase of treasury stock	—		(1)	(918)	—	—	(919)	—	(919)
Reissuance of treasury stock	—	—	—	—	(16)	—	(16)	—	(16)
Retirement of common stock	—	—	—	487	(487)	—	—	—	—
Purchase of AB Holding units	—	—	—	—	—	—	—	(144)	(144)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(334)	(334)
Dividends on common stock (cash dividends declared per common share of $0.86)	—	—	—	—	(301)	—	(301)	—	(301)
Dividends on preferred stock	—	—	—	—	(80)	—	(80)	—	(80)
Net income (loss)	—	—	—	—	1,302	—	1,302	297	1,599
Other comprehensive income (loss)	—	—	—	—	—	1,215	1,215	10	1,225
Other	—	1	(24)	(1)	—	—	(24)	(10)	(34)
December 31, 2023	$1,562	$5	$2,328	$(3,712)	$10,243	$(7,777)	$2,649	$1,739	$4,388

Balance, beginning of period	$1,562	$4	$1,919	$(2,850)	$8,413	$1,303	$10,351	$1,576	$11,927
Stock compensation	—	—	87	38	—	—	125	199	324
Purchase of treasury stock	—	—	(34)	(815)	—	—	(849)	—	(849)
Reissuance of treasury stock	—	—	—	—	(38)	—	(38)	—	(38)
Retirement of common stock	—	—	—	330	(330)	—	—	—	—
Repurchase of AB Holding units	—	—	—	—	—	—	—	(211)	(211)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(401)	(401)
Issuance of AB Units for CarVal acquisition			314				314	275	589
Dividends on common stock (cash dividends declared per common share of $0.78)	—	—	—	—	(294)	—	(294)	—	(294)
Dividends on preferred stock	—	—	—	—	(80)	—	(80)	—	(80)
Net income (loss)	—	—	—	—	2,153	—	2,153	300	2,453
Other comprehensive income (loss)	—	—	—	—	—	(10,295)	(10,295)	(16)	(10,311)
Other	—	—	13	—	1	—	14	18	32
December 31, 2022	$1,562	$4	$2,299	$(3,297)	$9,825	$(8,992)	$1,401	$1,740	$3,141

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Cash flows from operating activities:
Net income (loss)	$1,823	$1,643	$2,394
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	2,499	2,083	1,410
Policy charges and fee income	(2,495)	(2,380)	(2,454)
Net derivative (gains) losses	2,551	2,397	(907)
Credit and intent to sell losses on available for sale debt securities and loans	82	220	314
Investment (gains) losses, net	51	493	631
(Gains) losses on businesses held-for-sale	(135)	(1)	7
Realized and unrealized (gains) losses on trading securities	(88)	(77)	198
Non-cash long term incentive compensation expense	285	234	286
Amortization and depreciation	860	812	636
Remeasurement of liability for future policy benefits	6	75	66
Change in market risk benefits	(1,971)	(1,807)	(1,280)
Equity (income) loss from limited partnerships	(174)	(125)	(146)
Changes in:
Net broker-dealer and customer related receivables/payables	(446)	(910)	189
Reinsurance recoverable	(866)	(1,471)	(636)
Segregated cash and securities, net	368	655	(18)
Capitalization of deferred policy acquisition costs	(1,177)	(976)	(841)
Future policy benefits	394	329	(495)
Current and deferred income taxes	322	(1,163)	470
Other, net	117	(239)	(74)
Net cash provided by (used in) operating activities	$2,006	$(208)	$(250)

Cash flows from investing activities:
Proceeds from the sale/maturity/pre-payment of:
Fixed maturities, available-for-sale	$10,934	$10,492	$15,547
Fixed maturities, at fair value using the fair value option	875	483	525
Mortgage loans on real estate	1,170	446	1,154
Trading account securities	1,087	963	371
Short term investments	836	3,324	575
Other	777	738	573
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(21,058)	(12,031)	(18,502)
Fixed maturities, at fair value using the fair value option	(1,253)	(592)	(488)
Mortgage loans on real estate	(3,162)	(2,246)	(3,683)
Trading account securities	(2,219)	(1,301)	(521)
Short term investments	(423)	(2,772)	(1,502)
Other	(278)	(878)	(1,173)
Purchase of business, net of cash acquired	—	—	40
Cash from the sale of business, net of cash sold	—	—	—
Cash settlements related to derivative instruments, net	(3,131)	(1,335)	(316)
Investment in capitalized software, leasehold improvements and EDP equipment	(153)	(117)	(167)
Other, net	143	(25)	80
Net cash provided by (used in) investing activities	$(15,855)	$(4,851)	$(7,487)

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$19,094	$16,925	$16,367
Withdrawals	(10,518)	(9,842)	(6,962)
Transfers (to) from Separate Accounts	1,749	1,359	1,447
Payments of market risk benefits	(683)	(744)	(601)
Repayment of short-term financings	(254)	(504)	147
Change in collateralized pledged assets	(85)	(49)	36
Change in collateralized pledged liabilities	4,849	2,354	(1,575)
(Decrease) increase in overdrafts payable	—	—	(25)
Issuance of long-term debt	—	497	—
Repayment of long term debt	(565)	—	—
Repayment of acquisition-related debt obligation	—	—	(43)
Proceeds from collateralized loan obligations	52	40	—
Repayment of collateralized loan obligations	(61)	—	—
Proceeds from notes issued by consolidated VIEs	552	362	6
Repayment of notes issued by consolidated VIEs	(16)	—	—
Dividends paid on common stock	(302)	(301)	(294)
Dividends paid on preferred stock	(80)	(80)	(80)
Redemption of preferred stock	(55)	—	—
Purchase of AllianceBernstein Units	(35)	—	—
Purchase of AB Holding Units to fund long-term incentive compensation plan awards, net	(157)	(144)	(211)
Purchase of treasury shares	(1,014)	(919)	(849)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	340	274	52
Distribution to noncontrolling interest of consolidated subsidiaries	(384)	(334)	(401)
Change in securities lending	21	116	—
Other, net	(7)	(10)	31
Net cash provided by (used in) financing activities	$12,441	$9,000	$7,045

Effect of exchange rate changes on cash and cash equivalents	$(20)	$23	$(56)
Change in cash and cash equivalents	(1,428)	3,964	(748)
Cash and cash equivalents, beginning of period	8,239	4,281	5,188
Change in cash of businesses held-for-sale	153	(6)	(159)
Cash and cash equivalents, end of period	$6,964	$8,239	$4,281

Supplemental cash flow information:
Interest paid	$318	$344	$263

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Income taxes (refunded) paid	$(38)	$266	$89

Non-cash transactions from investing and financing activities:
Securities received in exchange for the 2029 Notes (1)	$547	$—	$—
Issuance of long-term debt in exchange for the 2029 Notes (1)	$600	$—	$—
Deconsolidated trading securities (2)	$(1,153)	$—	$—
Deconsolidated redeemable noncontrolling interests (2)	$(1,040)	$—	$—
Transfer of assets to reinsurer	$—	$—	$(2,762)
______________
(1)    See Note 19 of the Notes to these Consolidated Financial Statements for details of the 2029 Trust Eligible Assets received in exchange for the 2029 Notes.
(2)    See Note 24 of the Notes to these Consolidated Financial Statements for details of the deconsolidated funds.

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements

1)    ORGANIZATION
Equitable Holdings, Inc. is the holding company for a diversified financial services organization. The Company conducts operations in six segments: Individual Retirement, Group Retirement, Asset Management, Protection Solutions, Wealth Management and Legacy. The Company’s management evaluates the performance of each of these segments independently. Effective April 1, 2024, the Company renamed its Investment Management and Research segment to Asset Management following the close of the previously announced joint venture between AllianceBernstein and Societe Generale. Following the close of the transaction, Bernstein Research Services business results are no longer consolidated within the financial results for AllianceBernstein and Equitable Holdings, Inc.
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
As of December 31, 2024 and 2023, the Company’s economic interest in AB was approximately 62% and 61%, respectively. The General Partner of AB is a wholly owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods presented.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
as a separate, standalone entity during the reporting periods presented. We believe that the consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations of the Company.
All significant intercompany transactions and balances have been eliminated in consolidation. The years “2024”, “2023” and “2022” refer to the years ended December 31, 2024, 2023 and 2022, respectively.
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
The Company adopted the new accounting standard ASU 2023-07 for the year ended December 31, 2024 using the retrospective approach. See Note 21 of the Notes to these Consolidated Financial Statements for details.

Future Adoption of New Accounting Pronouncements

Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures
The ASU enhanced existing income tax disclosures primarily related to the rate reconciliation and income taxes paid information. With regard to the improvements to disclosures of rate reconciliation, a public business entity is required on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Similarly, a public entity is required to provide the amount of income taxes paid (net of refunds received) disaggregated by (1) federal, state, and foreign taxes and by (2) individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received).
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
ASU 2024-03: Accounting Standards Update No. 2024-03-Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)
This ASU requires a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity’s expenses to help investors (a) better understand the entity’s performance, (b) better assess the entity’s prospects for future cash flows, and (c) compare an entity’s performance over time and with that of other entities.
The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements.

	The ASU will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Entities are required to apply the ASU on a prospective basis.	The Company is currently assessing the impact to the financial statements of this ASU.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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
COLI has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. As of December 31, 2024 and 2023, the carrying value of COLI was $965 million and $921 million, respectively, and is reported in other invested assets in the consolidated balance sheets.
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
Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase involve the temporary exchange of securities for cash or other collateral of equivalent value, with agreement to redeliver a like quantity of the same or similar securities at a future date prior to maturity at a fixed and determinable price. Securities sold under agreements to repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
requirements of each respective counterparty. Transfers of securities under these agreements to repurchase are evaluated by the Company to determine whether they satisfy the criteria for accounting treatment as secured borrowing arrangements. Agreements not meeting the criteria would require recognition of the transferred securities as sales with related forward repurchase commitments. All of the Company’s securities repurchase transactions are accounted for as secured borrowings with the related obligations distinctly captioned in the consolidated balance sheets on a gross basis. As of December 31, 2024 and 2023 the Company had no Securities sold under agreements to repurchase outstanding.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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
For non-participating traditional life insurance policies (Term) and limited pay contracts (Payout, Pension), contracts are grouped into cohorts by contract type and issue year. The Company quarterly updates its estimate of cash flows using actual experience and current future cash flow assumptions, which is reflected in an updated net premium ratio used to calculate the liability. The ratio of actual and future expected claims to actual and future expected premiums determines the net premium ratio. The policy administration expense assumption is not updated after policy issuance. If actual expenses differ from the original expense assumptions, the differences are recognized in the period identified. The revised net premium ratio is used to determine the updated liability for future policy benefits as of the beginning of the reporting period, discounted at the original contract issuance rate. Changes in the liability due to current discount rates differing from original rates are included in OCI within the consolidated statement of comprehensive income.
For non-participating traditional life insurance policies and limited pay contracts, the discount rate assumption used is corporate A rated forward curve. We use a forward curve based upon a Bloomberg index. The liability is remeasured each quarter with the remeasurement change reported in OCI. The locked-in discount rate is generally based on expected investment returns at contract inception for contracts issued prior to January 1, 2021 and the upper medium grade fixed income corporate instrument yield (i.e., single A) at contract inception for contracts issued after January 1, 2021. The Company developed an LDTI discount rate methodology used to calculate the LFPB for its traditional insurance liabilities and constructed a discount rate curve that references upper-medium grade (low credit risk) fixed-income instrument yields (i.e. Single-A rated Corporate bond yields) which are meant to reflect the duration characteristics of the corresponding insurance liabilities. The methodology uses observable market data, where available, and uses various estimation techniques in line with fair value guidance (such as interpolation and extrapolation) where data is limited. Discount rates are updated quarterly.
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
The Company recognizes an adjustment in OCI for the additional insurance liabilities for unrealized gains and losses not included when calculating the present value of expected assessments for the benefit ratios.
The Company conducts annual premium deficiency testing except for liability for future policy benefits for non-participating traditional and limited payment contracts. The Company reviews assumptions and determines whether the sum of existing liabilities and the present value of future Gross Premiums is sufficient to cover the present value of

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
future benefits to be paid and settlement costs. Anticipated investment income is considered when performing premium deficiency for long duration contracts. The anticipated investment income is projected based on current investment portfolio returns grading to long term reinvestment rates over the projection periods, based on anticipated gross reinvestment spreads, defaults and investment expenses. Premium deficiency reserves are recorded in certain instances where the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. This pattern of PFBL is exhibited in our VISL business and is generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. We accrue for these PFBL using a dynamic approach that changes over time as the projection of future losses change.
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
Market risk benefits (“MRBs”) are contracts or contract features that provide protection to the contract holder from other than nominal capital market risk and expose the Company to other than nominal capital market risk. Market risk benefits include contract features that provide minimum guarantees to policyholders and include GMIB, GMDB, GMWB, GMAB, and ROP DB benefits. MRBs are identified and measured at fair value on a seriatim basis using an ascribed fee approach based upon policyholder behavior projections and risk neutral economic scenarios adjusted based on the facts and circumstances of the Company’s product features. The MRB Asset and MRB Liability will be equal to the estimated present value of benefits and risk margins less the estimated present value of ascribed fees. Ascribed fees will consist of the fee needed at policy inception date, under a stochastically generated set of risk-neutral scenarios, so that the present value of claims, including any risk charge, is equal to the present value of the projected attributed fees which will be capped at estimated present value of total policyholder contractual fees. The attributed fee percentage is considered a fixed term of the MRB feature and is held static over the life of the contract. Discount rates are updated quarterly. Changes in fair value are recognized as a remeasurement gain/loss in the Change in market risk benefits and purchased market risk benefits, part of total benefits and other deductions except for the portion of the change in the fair value due to change in the Company’s own credit risk, which is recognized in other than comprehensive income. Additionally, when an annuitization occurs (for annuitization benefits) or upon extinguishment of the account balance (for withdrawal benefits) the balance related to the MRB will be derecognized and the amount deducted (after derecognition of any related amount included in AOCI) shall be used in the calculation of the liability for future policy benefits for the payout annuity. Upon derecognition, any related balance will be removed from AOCI.
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
The Company uses a market valuation approach. Under the market valuation approach, the fair value of the reporting unit is based on its adjusted market valuation assuming a control premium. The Company determined that this valuation technique provided a more exact determination of fair value for the reporting unit and was applied during its annual testing for goodwill recoverability at December 31, 2024 and 2023.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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
As of December 31, 2024 and 2023, respectively, net deferred sales commissions from AB totaled $183 million and $87 million and are included within other assets in the consolidated balance sheets. The estimated amortization expense of deferred sales commissions, based on the December 31, 2024 net asset balance for each of the next three years is $76 million, $68 million and $37 million. The Company tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization. Each quarter, significant assumptions used to estimate the future cash flows are updated to reflect management’s consideration of current market conditions on expectations made with respect to future market levels and redemption rates. As of December 31, 2024 and 2023, the Company determined that the deferred sales commission asset was not impaired.
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
Capitalized computer software and hosting arrangements, net of accumulated amortization, amounted to $122 million and $163 million as of December 31, 2024 and 2023, respectively. Amortization of capitalized computer software and hosting arrangements in 2024, 2023 and 2022 was $41 million, $53 million and $45 million, respectively, recorded in other operating costs and expenses in the consolidated statements of income (loss).
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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
Recognition of Investment Management and Service Fees and Related Expenses
Investment management, advisory and service fees
Investment management and service fees principally include the Asset Management segment’s investment advisory and service fees, distribution revenues and institutional research services revenue. Investment advisory and service base fees, generally calculated as a percentage, referred to as BPs, of assets under management, are recorded as revenue as the related services are performed. Certain investment advisory contracts, including those associated with hedge funds, provide for a performance-based fee, in addition to or in lieu of a base fee which is calculated as either a percentage of absolute investment results or a percentage of the investment results in excess of a stated benchmark over a specified period of time.
Investment management and administrative service fees are also earned by EIM and EIMG and reported in the Individual Retirement, Group Retirement, Protection Solutions and Legacy segments as well as certain asset-based fees associated with insurance contracts.
AB provides asset management services by managing customer assets and seeking to deliver returns to investors. Similarly, EIM and EIMG provides investment management and administrative services, such as fund accounting and compliance services, to EQAT and 1290 Funds as well as two private investment trusts established in the Cayman Islands, AXA Allocation Funds Trust and AXA Offshore Multi-manager Funds Trust (collectively, the “Other AXA Trusts”). The contracts supporting these revenue streams create a distinct, separately identifiable performance obligation for each day the assets are managed for the performance of a series of services that are substantially the same and have the same pattern of transfer to the customer. Accordingly, these investment management, advisory, and administrative service base fees are recorded over time as services are performed and entitle the Company to variable consideration. Base fees, generally calculated as a percentage of AUM, are recognized as revenue at month-end when the transaction price no longer is variable and the value of the consideration is determined. These fees are not subject to claw back and there is minimal probability that a significant reversal of the revenue recorded will occur.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
As of December 31, 2024 and 2023, respectively, Equitable Financial holds $128 million and $113 million of equity interests in the CLOs. The Company consolidated the CLOs as of December 31, 2024 and 2023 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the CLO’s loan manager. The assets of the CLOs are legally isolated from the Company’s creditors and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligation to satisfy the liabilities of the CLOs. As of December 31, 2024, Equitable Financial holds $0 million of equity interests in a SPE established to purchase loans from the market in anticipation of a new CLO transaction. The Company consolidated the SPE as of December 31, 2024 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the SPE loan manager.
Resulting from this consolidation in the Company’s consolidated balance sheets are fixed maturities, at fair value using the fair value option with total assets of $2.1 billion and $1.7 billion notes issued by consolidated VIEs, at fair value using the fair value option with total liabilities of $2.1 billion and $1.6 billion at December 31, 2024 and 2023, respectively. The unpaid outstanding principal balance of the notes and short-term borrowing is $1.9 billion and $1.6 billion at December 31, 2024 and 2023.
Consolidated Limited Partnerships and LLCs
As of December 31, 2024 and 2023 the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIE model. Included in other invested assets, mortgage loans on real estate, other equity investments, trading securities, cash and other liabilities in the Company’s consolidated balance sheets at December 31, 2024 and 2023 are total net assets of $2.1 billion and $1.8 billion, respectively related to these VIEs.
Consolidated AB-Sponsored Investment Funds
Included in the Company’s consolidated balance sheets as of December 31, 2024 and 2023 are assets of $85 million and $309 million, liabilities of $0 million and $10 million, and redeemable noncontrolling interests of $32 million and $203 million, respectively, associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets as of December 31, 2024 and 2023 are assets of $73 million and $121 million, liabilities of $1 million and $3 million, and redeemable noncontrolling interests of $17 million and $7 million, respectively, from consolidation of AB-sponsored investment funds under the VOE model.
Non-Consolidated VIEs
As of December 31, 2024 and 2023 respectively, the Company held approximately $3.0 billion and $2.6 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. The Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $350.7 billion and $268.6 billion as of December 31, 2024 and 2023 respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $3.0 billion and $2.6 billion and approximately $1.2 billion and $1.3 billion of unfunded commitments as of December 31, 2024 and 2023, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Non-Consolidated AB-Sponsored Investment Products
As of December 31, 2024 and 2023, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $46.9 billion and $54.6 billion, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $17 million and $10 million as of December 31, 2024 and 2023, respectively. The Company has no further commitments to or economic interest in these VIEs.
Assumption Updates and Model Changes
The Company conducts its annual review of its assumptions and models during the third quarter of each year. The annual review encompasses assumptions underlying the valuation of MRB, liabilities for future policyholder benefits and additional liability update.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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
LFPB Update
The significant assumptions for the liability for future policy benefits (“LFPB”) balances include mortality and lapses for our Traditional Life businesses. The primary assumption for the payout block of business is mortality.
Additional Liability Update
The significant assumptions for the additional insurance liability balances include mortality, lapses, premium payment pattern and interest crediting assumption.
Impact of Assumption Updates
The net impact of assumption changes during 2024 increased other income by $21 million, increased remeasurement of liability for future policy benefits by $18 million, decreased policy benefits by $8 million, and decreased the change in MRB and purchased MRB by $9 million. This resulted in an increase in income (loss) from operations, before income taxes of $20 million and increased net income (loss) by $16 million.
The net impact of this assumption update during 2023 decreased other income by $9 million, increased remeasurement of liability for future policy benefits by $51 million, decreased policyholders’ benefits by $2 million and decreased change in MRB and purchased MRB by $53 million. This resulted in a decrease in income (loss) from operations, before income taxes of $5 million and decreased net income (loss) by $4 million.
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
Model Changes
There were no material model changes during 2024, 2023 and 2022.
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of December 31, 2024 and 2023 was $693 million and $626 million, respectively. There was no accrued interest written off for AFS fixed maturities for the years ended December 31, 2024, 2023 and 2022.
The following tables provide information relating to the Company’s fixed maturities classified as AFS:
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2024
Fixed Maturities:
Corporate (1)	$55,218	$2	$251	$6,116	$49,351

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury, government and agency	5,801	—	—	1,513	4,288
States and political subdivisions	472	—	2	88	386
Foreign governments	689	—	1	136	554
Residential mortgage-backed (2)	4,520	—	15	152	4,383
Asset-backed (3)	13,660	—	96	57	13,699
Commercial mortgage-backed	4,301	—	5	385	3,921
Redeemable preferred stock	56	—	3	—	59
Total at December 31, 2024	$84,717	$2	$373	$8,447	$76,641
December 31, 2023:
Fixed Maturities:
Corporate (1)	$49,786	$4	$320	$5,360	$44,742
U.S. Treasury, government and agency	5,735	—	2	1,106	4,631
States and political subdivisions	614	—	9	74	549
Foreign governments	719	—	3	111	611
Residential mortgage-backed (2)	2,470	—	18	133	2,355
Asset-backed (3)	11,058	—	52	109	11,001
Commercial mortgage-backed	3,595	—	2	515	3,082
Redeemable preferred stock	56	—	3	—	59
Total at December 31, 2023	$74,033	$4	$409	$7,408	$67,030
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of December 31, 2024 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
December 31, 2024
Contractual maturities:
Due in one year or less	$2,625	$2,610
Due in years two through five	14,909	14,513
Due in years six through ten	20,137	19,034
Due after ten years	24,507	18,422
Subtotal	62,178	54,579
Residential mortgage-backed	4,520	4,383
Asset-backed	13,660	13,699
Commercial mortgage-backed	4,301	3,921
Redeemable preferred stock	56	59
Total at December 31, 2024	$84,715	$76,641
The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Proceeds from sales	$2,884	$6,790	$11,932
Gross gains on sales	$8	$10	$45
Gross losses on sales	$(57)	$(504)	$(663)

Net (increase) decrease in Allowance for Credit and Intent to Sell losses	$(7)	$(70)	$(247)
The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Balance, beginning of period	$48	$36	$44
Previously recognized impairments on securities that matured, paid, prepaid or sold	(8)	(67)	(263)
Recognized impairments on securities impaired to fair value this period (1) (2)	—	52	246
Credit losses recognized this period on securities for which credit losses were not previously recognized	5	15	—
Additional credit losses this period on securities previously impaired	2	12	9
Balance, end of period	$47	$48	$36
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
The tables below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Year Ended December 31, 2024
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability) (1)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses) (1)
	(in millions)
Balance, beginning of period	$(6,999)	$50	$226	$(6,723)
Net investment gains (losses) arising during the period	(1,127)	—	—	(1,127)
Reclassification adjustment:
Included in net income (loss)	58	—	—	58
Other	—	—	17	17
Impact of net unrealized investment gains (losses)	—	21	220	241
Net unrealized investment gains (losses) excluding credit losses	(8,068)	71	463	(7,534)
Net unrealized investment gains (losses) with credit losses	(6)	—	1	(5)
Balance, end of period	$(8,074)	$71	$464	$(7,539)

	Year Ended December 31, 2023

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

Balance, beginning of period	$(9,606)	$41	$440	$(9,125)
Net investment gains (losses) arising during the period	2,048	—	—	2,048
Reclassification adjustment:
Included in net income (loss)	563	—	—	563
Other (2)	—	—	336	336
Impact of net unrealized investment gains (losses)	—	9	(551)	(542)
Net unrealized investment gains (losses) excluding credit losses	(6,995)	50	225	(6,720)
Net unrealized investment gains (losses) with credit losses	(4)	—	1	(3)
Balance, end of period	$(6,999)	$50	$226	$(6,723)

	Year Ended December 31, 2022
Balance, beginning of period	$4,809	$(169)	$(974)	$3,666
Net investment gains (losses) arising during the period	(15,275)	—	—	(15,275)
Reclassification adjustment:
Included in net income (loss)	867	—	—	867
Other (2)	—	—	(1,569)	(1,569)
Impact of net unrealized investment gains (losses)	—	210	2,982	3,192
Net unrealized investment gains (losses) excluding credit losses	(9,599)	41	439	(9,119)
Net unrealized investment gains (losses) with credit losses	(7)	—	1	(6)
Balance, end of period	$(9,606)	$41	$440	$(9,125)
_____________
(1)Certain balances were revised from previously filed financial statements.
(2)For the year ended December 31, 2023, reflects a decrease in the Deferred Tax Asset valuation allowance. For the year ended December 31, 2022, reflects the recording of a Deferred Tax Asset valuation allowance of $1.6 billion during the fourth quarter. See Note 18 of the Notes to these Consolidated Financial Statements for additional details.

The following tables disclose the fair values and gross unrealized losses of the 4,307 issues as of December 31, 2024 and the 4,402 issues as of December 31, 2023 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2024
Fixed Maturities:
Corporate	$9,147	$205	$28,684	$5,901	$37,831	$6,106
U.S. Treasury, government and agency	117	4	4,107	1,509	4,224	1,513
States and political subdivisions	40	—	271	88	311	88
Foreign governments	59	1	460	135	519	136
Residential mortgage-backed	1,986	26	851	126	2,837	152
Asset-backed	974	7	692	50	1,666	57
Commercial mortgage-backed	409	6	2,893	379	3,302	385
Total at December 31, 2024	$12,732	$249	$37,958	$8,188	$50,690	$8,437

December 31, 2023:
Fixed Maturities:
Corporate	$2,228	$126	$33,135	$5,231	$35,363	$5,357
U.S. Treasury, government and agency	111	2	4,447	1,104	4,558	1,106
States and political subdivisions	10	—	300	74	310	74
Foreign governments	15	2	517	109	532	111
Residential mortgage-backed	210	2	1,044	131	1,254	133
Asset-backed	528	1	5,522	108	6,050	109
Commercial mortgage-backed	92	11	2,856	504	2,948	515
Total at December 31, 2023	$3,194	$144	$47,821	$7,261	$51,015	$7,405

The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.8% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of December 31, 2024 and 2023 were $400 million and $360 million, respectively, representing 11.6% and 8.2% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC Designation (as defined below) of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of December 31, 2024 and 2023, respectively, approximately $1.9 billion and $2.6 billion, or 2.3% and 3.5%, of the $84.7 billion and $74.0 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $64 million and $101 million as of December 31, 2024 and 2023, respectively.
As of December 31, 2024 and 2023, respectively, the $8.2 billion and $7.3 billion of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to the allowance for credit losses for these securities was not warranted at either December 31, 2024 or December 31, 2023. As of December 31, 2024 and 2023, the Company did not intend to sell the securities nor was it more likely than not be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of December 31, 2024, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Securities Lending
Beginning in 2023, the Company entered into securities lending agreements with an agent bank whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of December 31, 2024 and 2023, the estimated fair value of loaned securities was $134 million and $113 million. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as cash collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. As of December 31, 2024 and 2023, cash collateral received in the amount of $137 million and $116 million, was invested by the agent bank. A securities lending payable for the overnight and continuous loans is included in other liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as Net investment income and were not material for the years ended December 31, 2024 and 2023.
Mortgage Loans on Real Estate
In September 2023, the Company began investing in residential mortgage loans. Accrued interest receivable on commercial, agricultural and residential mortgage loans as of December 31, 2024 and 2023 was $96 million and $82 million, respectively. There was no accrued interest written off for commercial, agricultural and residential mortgage loans for the years ended December 31, 2024 and 2023.
As of December 31, 2024, the Company foreclosed on one commercial mortgage loan that had an amortized cost of $108 million and an associated allowance of $54 million, that it re-acquired as wholly owned real estate with a cost of $56 million. As of December 31, 2024, there were no other mortgage loans for which foreclosure was probable.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial, agricultural and residential mortgage loans were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$272	$123	$57
Current-period provision for expected credit losses	62	149	66
Write-offs charged against the allowance	(75)	—	—
Recoveries of amounts previously written off	—	—	—
Net change in allowance	(13)	149	66
Balance, end of period	$259	$272	$123

Agricultural mortgages:
Balance, beginning of period	$6	$6	$5
Current-period provision for expected credit losses	9	—	1
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Net change in allowance	9	—	1
Balance, end of period	$15	$6	$6

Residential mortgages:
Balance, beginning of period	$1	$—	$—
Current-period provision for expected credit losses	3	1	—
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Net change in allowance	3	1	—
Balance, end of period	$4	$1	$—

Total allowance for credit losses	$278	$279	$129

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization; and
•changes in credit quality and economic assumptions.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Credit Quality Information
The Company’s commercial and agricultural mortgage loans segregated by risk rating exposure were as follows:
Loan to Value (“LTV”) Ratios (1) (3)

	December 31, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
0% - 50%	$185	$363	$137	$212	$269	$1,548	$—	$—	$2,714
50% - 70%	1,501	910	1,622	628	318	2,083	441	201	7,704
70% - 90%	—	246	707	918	396	1,187	101	206	3,761
90% plus	—	—	616	322	309	1,290	—	—	2,537
Total commercial	$1,686	$1,519	$3,082	$2,080	$1,292	$6,108	$542	$407	$16,716

Agricultural:
0% - 50%	$49	$98	$160	$202	$269	$882	$—	$—	$1,660
50% - 70%	160	59	126	130	144	273	—	—	892
70% - 90%	—	—	—	—	—	16	—	—	16
90% plus	—	—	—	—	—	—	—	—	—
Total agricultural	$209	$157	$286	$332	$413	$1,171	$—	$—	$2,568

Total commercial and agricultural mortgage loans:
0% - 50%	$234	$461	$297	$414	$538	$2,430	$—	$—	$4,374
50% - 70%	1,661	969	1,748	758	462	2,356	441	201	8,596
70% - 90%	—	246	707	918	396	1,203	101	206	3,777
90% plus	—	—	616	322	309	1,290	—	—	2,537
Total commercial and agricultural mortgage loans	$1,895	$1,676	$3,368	$2,412	$1,705	$7,279	$542	$407	$19,284

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

Debt Service Coverage (“DSC”) Ratios (2) (3)

	December 31, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
Greater than 2.0x	$208	$176	$609	$1,255	$916	$3,318	$—	$—	$6,482
1.8x to 2.0x	103	75	50	149	376	607	176	182	1,718
1.5x to 1.8x	472	211	727	—	—	1,060	44	189	2,703
1.2x to 1.5x	756	566	542	433	—	661	—	—	2,958
1.0x to 1.2x	147	482	643	193	—	359	322	36	2,182
Less than 1.0x	—	9	511	50	—	103	—	—	673
Total commercial	$1,686	$1,519	$3,082	$2,080	$1,292	$6,108	$542	$407	$16,716

Agricultural:
Greater than 2.0x	$12	$5	$41	$34	$57	$157	$—	$—	$306
1.8x to 2.0x	11	17	24	54	28	79	—	—	213
1.5x to 1.8x	49	11	44	27	120	175	—	—	426
1.2x to 1.5x	47	46	89	138	113	422	—	—	855
1.0x to 1.2x	71	47	63	68	87	307	—	—	643
Less than 1.0x	19	31	25	11	8	31	—	—	125
Total agricultural	$209	$157	$286	$332	$413	$1,171	$—	$—	$2,568

Total commercial and agricultural mortgage loans:
Greater than 2.0x	$220	$181	$650	$1,289	$973	$3,475	$—	$—	$6,788
1.8x to 2.0x	114	92	74	203	404	686	176	182	1,931
1.5x to 1.8x	521	222	771	27	120	1,235	44	189	3,129
1.2x to 1.5x	803	612	631	571	113	1,083	—	—	3,813
1.0x to 1.2x	218	529	706	261	87	666	322	36	2,825
Less than 1.0x	19	40	536	61	8	134	—	—	798
Total commercial and agricultural mortgage loans	$1,895	$1,676	$3,368	$2,412	$1,705	$7,279	$542	$407	$19,284
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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
The amortized cost of residential mortgage loans by credit quality indicator and origination year was as follows:

	December 31, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Performance indicators:
Performing	$313	$428	$186	$133	$4	$2	$1,066
Nonperforming	—	—	—	—	—	—	—
Total	$313	$428	$186	$133	$4	$2	$1,066

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	December 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Performance indicators:
Performing	$98	$121	$74	$2	$1	$2	$298
Nonperforming	—	—	—	—	—	—	—
Total	$98	$121	$74	$2	$1	$2	$298

Past-Due and Nonaccrual Mortgage Loan Status
The aging analysis of past-due mortgage loans were as follows:
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
December 31, 2024:
Mortgage loans:
Commercial	$—	$—	$—	$—	$16,659	$16,659	$57	$16,716	$—	$1
Agricultural	12	1	33	46	2,486	2,532	36	2,568	—	—
Residential	—	1	—	1	1,065	1,066	—	1,066	—	—
Total	$12	$2	$33	$47	$20,210	$20,257	$93	$20,350	$—	$1

December 31, 2023:
Mortgage loans:
Commercial	$32	$—	$—	$32	$15,341	$15,373	$234	$15,607	$—	$7
Agricultural	7	5	40	52	2,474	2,526	19	2,545	—	—
Residential	—	—	—	—	298	298	—	298	—	—
Total	$39	$5	$40	$84	$18,113	$18,197	$253	$18,450	$—	$7
______________
(1)Amounts presented at amortized cost basis.
As of December 31, 2024 and 2023, the amortized cost of problem mortgage loans that had been classified as non-accrual loans were $36 million and $127 million, respectively.
Troubled Debt Restructuring
There were no TDRs during the three months ended December 31, 2024. There was one TDR during the year ended December 31, 2024. The Company granted a modification splitting the commercial mortgage loan into two notes. One note retaining the original loan terms and the second note with an increased interest rate to market terms and required management of excess cash. The loan has an amortized cost of $65 million. The impact to Investment income or gains (losses) as a result of this modification for the year ended December 31, 2024 was not material to the consolidated financial statements.
During 2023, the Company granted modification of interest rates on four commercial mortgage loans, but not to market terms and required management of excess cash. The loans have an amortized cost of $228 million which represents 1.5% of total commercial mortgage loans. Two of the four loans also have term extensions of 17 months to 4 years. The impact to Investment income or gains (losses) as a result of these modifications in 2023 was not material to the Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
The above modifications are performing in accordance with their restructured terms.
During the year ended December 31, 2022, the Company identified an immaterial amount of TDRs. For the accounting policy pertaining to our TDRs, see Note 2 of the Notes to these Consolidated Financial Statements.
Equity Securities
The breakdown of unrealized and realized gains and (losses) on equity securities was as follows:
Unrealized and Realized Gains (Losses) from Equity Securities

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$21	$35	$(114)
Net investment gains (losses) recognized on securities sold during the period	—	(8)	(36)
Unrealized and realized gains (losses) on equity securities	$21	$27	$(150)
Trading Securities
As of December 31, 2024 and 2023, respectively, the fair value of the Company’s trading securities was $1.1 billion and $1.1 billion. As of December 31, 2024 and 2023, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $64 million and $49 million.
The breakdown of net investment income (loss) from trading securities was as follows:
Net Investment Income (Loss) from Trading Securities

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$86	$82	$(198)
Net investment gains (losses) recognized on securities sold during the period	2	(5)	—
Unrealized and realized gains (losses) on trading securities	88	77	(198)
Interest and dividend income from trading securities	71	33	29
Net investment income (loss) from trading securities	$159	$110	$(169)
Fixed maturities, at fair value using the fair value option
The breakdown of net investment income (loss) from fixed maturities, at fair value using the fair value option were as follows:
Net Investment Income (Loss) from Fixed Maturities, at Fair Value using the Fair Value Option

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$6	$23	$(14)
Net investment gains (losses) recognized on securities sold during the period	(18)	(19)	2
Unrealized and realized gains (losses) from fixed maturities	(12)	4	(12)
Interest and dividend income from fixed maturities	45	10	7
Net investment income (loss) from fixed maturities	$33	$14	$(5)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Net Investment Income (Loss)
The following table breaks out net investment income (loss) by asset category:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Fixed maturities	$3,484	$3,107	$2,625
Mortgage loans on real estate	973	806	587
Other equity investments	138	77	134
Policy loans	225	216	215
Trading securities	159	110	(169)
Other investment income	13	98	33
Fixed maturities, at fair value using the fair value option	33	14	(5)
Gross investment income (loss)	5,025	4,428	3,420
Investment expenses	(129)	(108)	(105)
Net investment income (loss)	$4,896	$4,320	$3,315
Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses are as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Fixed maturities	$(58)	$(563)	$(868)
Mortgage loans on real estate	(77)	(151)	(66)
Other equity investments	—	—	—
Other	2	1	(11)
Investment gains (losses), net	$(133)	$(713)	$(945)

For the years ended December 31, 2024, 2023 and 2022, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $2 million, $1 million and $1 million.

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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
For GMxB features, the Company retains certain risks including basis, credit spread, and some volatility risk and risk associated with actual experience compared to expected actuarial assumptions for mortality, lapse and surrender, withdrawal and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company. The reinsurance of these features is accounted for as purchased MRBs. In addition, on June 1, 2021, we ceded legacy variable annuity policies sold by Equitable Financial between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees to CS Life. As this contract provides full risk transfer and thus has the same risk attributes as the underlying direct contracts, the benefits of this treaty are accounted for in the same manner as the underlying gross reserves and therefore the amounts due from reinsurers related to excess benefits are accounted for as purchased MRBs.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
The following table presents the gross notional amount and fair value of the Company’s derivatives:

Derivative Instruments by Category

	December 31, 2024				December 31, 2023
		Fair Value				Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$2,940	$111	$95	$16	$2,358	$79	$90	$(11)
Interest swaps	952	—	306	(306)	952	—	311	(311)
Total: designated for hedge accounting	3,892	111	401	(290)	3,310	79	401	(322)
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	14,530	3	—	3	7,877	—	4	(4)
Swaps	16,264	65	19	46	15,021	53	10	43
Options	70,685	20,647	4,319	16,328	53,927	13,213	3,129	10,084
Interest rate contracts:
Futures	9,310	—	—	—	8,094	—	—	—
Swaps	672	—	41	(41)	2,887	118	2	116
Credit contracts:
Credit default swaps	275	12	10	2	242	9	6	3
Currency contracts:
Currency swaps	828	26	—	26	823	—	27	(27)
Currency forwards	28	17	17	—	36	20	21	(1)
Other freestanding contracts:
Margin	—	796	—	796	—	468	—	468
Collateral	—	137	16,908	(16,771)	—	75	9,232	(9,157)
Total: not designated for hedge accounting	112,592	21,703	21,314	389	88,907	13,956	12,431	1,525

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2)	—	—	17,212	(17,212)	—	—	10,745	(10,745)
Total embedded derivatives	—	—	17,212	(17,212)	—	—	10,745	(10,745)

Total derivative instruments	$116,484	$21,814	$38,927	$(17,113)	$92,217	$14,035	$23,577	$(9,542)
______________
(1)Reported in other invested assets in the consolidated balance sheets.
(2)Reported in policyholders’ account balances in the consolidated balance sheets.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss):
Derivative Instruments by Category

	Year Ended December 31, 2024				Year Ended December 31, 2023
	Net Derivatives Gain (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$(10)	$16	$(49)	$77	$(4)	$13	$(23)	$(12)
Interest swaps	—	(11)	—	32	(18)	58	—	(40)
Total: designated for hedge accounting	(10)	5	(49)	109	(22)	71	(23)	(52)
Derivatives: not Designated for hedge accounting
Equity contracts:
Futures	358	—	—	—	(73)	—	—	—
Swaps	(1,831)	—	—	—	(1,990)	—	—	—
Options	6,597	—	—	—	5,711	—	—	—
Interest rate contracts:
Futures	(121)	—	—	—	39	—	—	—
Swaps	(322)	—	—	—	12	—	—	—
Credit contracts:
Credit default swaps	(3)	—	—	—	(7)	—	—	—
Currency contracts:
Currency swaps	29	—	—	—	(23)	—	—	—
Currency forwards	2	—	—	—	—	—	—	—
Other freestanding contracts:
Margin	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	4,709	—	—	—	3,669	—	—	—

Embedded derivatives:
SCS, SIO,MSO and IUL indexed features	(7,250)	—	—	—	(6,044)	—	—	—
Total embedded derivatives	(7,250)	—	—	—	(6,044)	—	—	—

Total derivative instruments	$(2,551)	$5	$(49)	$109	$(2,397)	$71	$(23)	$(52)
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2022
	Net Derivatives Gain (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$19	$7	$(4)	$24
Interest swaps	(86)	—	—	206
Total: designated for hedge accounting	(67)	7	(4)	230
Derivatives: not Designated for hedge accounting
Equity contracts:
Futures	285	—	—	—
Swaps	2,644	—	—	—
Options	(2,750)	—	—	—
Interest rate contracts:
Futures	(1,688)	—	—	—
Swaps	(492)	—	—	—
Credit contracts:
Credit default swaps	7	—	—	—
Currency contracts:
Currency swaps	10	—	—	—
Currency forwards	3	—	—	—
Total: not designated for hedge accounting	(1,981)	—	—	—

Embedded derivatives:
SCS, SIO,MSO and IUL indexed features	2,955	—	—	—
Total embedded derivatives	2,955	—	—	—

Total derivative instruments (1)	$907	$7	$(4)	$230
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).

.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
The following table presents a roll-forward of cash flow hedges recognized in AOCI:
Roll-forward of Cash flow hedges in AOCI

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Balance, beginning of period	$(29)	$22	$(208)
Amount recorded in AOCI
Currency swaps	37	(23)	29
Interest swaps	5	(17)	102
Total amount recorded in AOCI	42	(40)	131
Amount reclassified from (to) income to AOCI
Currency swaps (1)	40	11	(5)
Interest swaps (1)	27	(22)	104
Total amount reclassified from (to) income to AOCI	67	(11)	99
Balance, end of period (2)	$80	$(29)	$22
______________
(1)    Currency swaps income is reported in Net investment income in the consolidated statements of income (loss). Interest swaps income is reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)    The Company does not estimate the amount of the deferred losses in AOCI at December 31, 2024, 2023 and 2022 which will be released and reclassified into net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of December 31, 2024 and 2023 are exchange-traded and net settled daily in cash. As of December 31, 2024 and 2023, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $704 million and $369 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $99 million and $120 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $11 million and $14 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of December 31, 2024 and 2023, respectively, the Company held $16.9 billion and $9.2 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $137 million and $75 million as of December 31, 2024 and 2023, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
As of December 31, 2024 and 2023, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables present information about the Company’s offsetting of financial assets and liabilities and derivative instruments:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of December 31, 2024

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$21,814	$14,924	$6,890	$(6,080)	$810
Secured lending	137	—	137	—	137
Other financial assets	1,510	—	1,510	—	1,510
Other invested assets	$23,461	$14,924	$8,537	$(6,080)	$2,457

Liabilities:
Derivative liabilities (2)	$15,634	$14,924	$710	$—	$710
Secured lending	137	—	$137	—	137
Other financial liabilities	6,288	—	6,288	—	6,288
Other liabilities	$22,059	$14,924	$7,135	$—	$7,135
______________
(1)Excludes Asset Management segment’s derivative assets of consolidated VIEs/VOEs.
(2)Excludes Asset Management segment’s derivative liabilities of consolidated VIEs/VOEs.
(3)Financial instruments/collateral sent (held).
As of December 31, 2023

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$14,036	$9,543	$4,493	$(3,254)	$1,239
Secured Lending	116	—	116	—	116
Other financial assets	2,110	—	2,110	—	2,110
Other invested assets	$16,262	$9,543	$6,719	$(3,254)	$3,465

Liabilities:
Derivative liabilities (2)	$9,579	$9,543	$36	$—	$36
Secured Lending	116	—	116	—	116
Other financial liabilities	5,936	—	5,936	—	5,936
Other liabilities	$15,631	$9,543	$6,088	$—	$6,088
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
The carrying value of goodwill from the Company’s Asset Management reporting unit totaled $5.1 billion and $5.1 billion at December 31, 2024 and 2023, resulting from its investment in AB as well as direct strategic acquisitions of AB, including its purchases of Sanford C. Bernstein, Inc and CarVal.
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
As of December 31, 2024 and 2023, the Company’s annual testing resulted in no impairment of this goodwill, as the fair value of the reporting unit exceeded its carrying amount at each respective date.
Other Intangible Assets
The Company’s intangible assets primarily relate to amounts assigned to acquired investment management contracts based on their estimated fair values at the time of acquisition, less accumulated amortization.
The gross carrying amount of AB-related intangible assets was $1.2 billion as of December 31, 2024 and $1.2 billion as of December 31, 2023, and the accumulated amortization of these intangible assets was $970 million and $911 million as of December 31, 2024 and 2023, respectively. Amortization expense for AB-related intangible assets totaled $59 million, $58 million, and $43 million for 2024, 2023 and 2022, respectively. Estimated annual amortization expense for each of the next five years is approximately $58 million, $58 million, $37 million, $26 million and $24 million, respectively.
The Company reviews indefinite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. This test is performed at least annually or as triggering events occur. During the fourth quarter of 2024, AB performed an assessment which indicated an impairment of the intangible assets associated with AB’s various smaller historical acquisitions that were other than temporary. Due to the loss of certain investment management contracts, the carrying value of the finite-lived intangible assets exceeded the fair value of the contracts. As such, an impairment charge of $4 million was recorded in Other operating costs and expenses in the consolidated income statement. As of December 31, 2023, the Company’s impairment assessment indicated that our intangible assets were not impaired.

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
Summarized financial information for the Company’s Closed Block is as follows:

	December 31,
	2024	2023
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,213	$5,461
Other liabilities	62	57
Total Closed Block liabilities	5,275	5,518

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $2,888 and $2,945) (allowance for credit losses of $0 and $0)	2,746	2,800
Mortgage loans on real estate (net of allowance for credit losses of $21 and $13)	1,531	1,612
Policy loans	523	554
Cash and other invested assets	17	58
Other assets	130	150
Total assets designated to the Closed Block	4,947	5,174

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	December 31,
	2024	2023

Excess of Closed Block liabilities over assets designated to the Closed Block	328	344
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $0 and $0; and net of income tax: $30 and $31	(112)	(115)
Maximum future earnings to be recognized from Closed Block assets and liabilities	$216	$229

The Company’s Closed Block revenues and expenses were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Revenues:
Premiums and other income	$109	$115	$125
Net investment income (loss)	204	209	221
Investment gains (losses), net	(9)	(8)	(3)
Total revenues	304	316	343

Benefits and Other Deductions:
Policyholders’ benefits and dividends	286	309	330
Other operating costs and expenses	2	—	2
Total benefits and other deductions	288	309	332
Net income (loss), before income taxes	16	7	11
Income tax (expense) benefit	(3)	(2)	3
Net income (loss)	$13	$5	$14
7)    DAC AND OTHER DEFERRED ASSETS/LIABILITIES
The following table presents a reconciliation of DAC to the consolidated balance sheets:

	December 31
	2024	2023
	(in millions)
Protection Solutions
Term	$314	$337
Universal Life	170	174
Variable Universal Life	1,083	987
Indexed Universal Life	186	188
Individual Retirement
GMxB Core	1,605	1,602
EQUI-VEST Individual	154	155
Investment Edge	225	172
SCS	1,938	1,571
Legacy Segment
GMxB Legacy	517	555

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	December 31
	2024	2023
	(in millions)
Group Retirement
EQUI-VEST Group	768	742
Momentum	83	82
Corporate and Other	107	116
Other	20	24
Total	$7,170	$6,705
Annually, or as circumstances warrant, the Company reviews the associated decrements assumptions (i.e., mortality and lapse) based on our multi-year average of companies experience with actuarial judgements to reflect other observable industry trends. In addition to DAC, the unearned revenue liability and sales inducement asset (“SIA”) use similar techniques and quarterly update processes for balance amortization.
During the third quarter of 2024, 2023 and 2022, the Company completed its annual assumption update and the impact to the current period amortization of DAC and DAC like balances due to the new assumptions is immaterial. There were no other material changes to the inputs, judgements or calculation processes used in the DAC calculation this period or year.
Changes in the DAC asset were as follows:

	Year Ended December 31, 2024
	Protection Solutions				Individual Retirement				Legacy	Group Retirement		Corporate and Other	Total
	Term	UL	VUL	IUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB (1)
	(in millions)
Balance, beginning of period	$337	$174	$987	$188	$1,602	$155	$172	$1,571	$555	$742	$82	$116	$6,681
Capitalization	14	8	159	10	153	11	70	645	24	70	11	—	1,175
Amortization (2)	(37)	(12)	(63)	(12)	(150)	(12)	(17)	(278)	(62)	(44)	(10)	(9)	(706)
Balance, end of period	$314	$170	$1,083	$186	$1,605	$154	$225	$1,938	$517	$768	$83	$107	$7,150
______________
(1)“CB” defined as Closed Block.
(2)DAC amortization of $5 million related to Other not reflected in table above.

	Year Ended December 31, 2023
	Protection Solutions				Individual Retirement				Legacy	Group Retirement		Corporate and Other	Total
	Term	UL	VUL	IUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB
	(in millions)
Balance, beginning of period	$362	$179	$889	$185	$1,625	$156	$148	$1,279	$593	$710	$89	$127	$6,342
Capitalization	14	7	155	14	121	11	38	507	26	73	10	—	976
Amortization (1)	(39)	(12)	(57)	(11)	(144)	(12)	(14)	(215)	(64)	(41)	(17)	(11)	(637)
Balance, end of period	$337	$174	$987	$188	$1,602	$155	$172	$1,571	$555	$742	$82	$116	$6,681
______________
(1)    DAC amortization of $4 million related to Other not reflected in table above.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2022
	Protection Solutions				Individual Retirement				Legacy	Group Retirement		Corporate and Other	Total
	Term	UL	VUL	IUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB
	(in millions)
Balance, beginning of period	$385	$180	$799	$180	$1,653	$156	$121	$1,070	$631	$677	$94	$138	$6,084
Capitalization	18	11	142	16	109	12	40	378	27	74	14	—	841
Amortization (2)	(41)	(12)	(52)	(11)	(137)	(12)	(13)	(169)	(65)	(41)	(19)	(11)	(583)
Balance, end of period	$362	$179	$889	$185	$1,625	$156	$148	$1,279	$593	$710	$89	$127	$6,342
______________
(1)    DAC amortization of $3 million related to Other not reflected in table above.

Changes in the Individual Retirement sales inducement assets were as follows:

	Year Ended December 31,
	2024		2023		2022
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(in millions)
Balance, beginning of period	$127	$179	$137	$200	$147	$222
Capitalization	2	—	2	—	2	—
Amortization	(12)	(19)	(12)	(21)	(12)	(22)
Balance, end of period	$117	$160	$127	$179	$137	$200

Changes in the Protection Solutions unearned revenue liability were as follows:

	Year Ended December 31,
	2024			2023			2022
	UL	VUL	IUL	UL	VUL	IUL	UL	VUL	IUL
	(in millions)
Balance, beginning of period	$107	$754	$210	$95	$684	$157	$80	$619	$94
Capitalization	15	135	55	19	115	64	21	105	71
Amortization	(8)	(49)	(15)	(7)	(45)	(11)	(6)	(40)	(8)
Balance, end of period	$114	$840	$250	$107	$754	$210	$95	$684	$157
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. For the period ended December 31, 2023, the Company recognized impairment losses to adjust the carrying value of HFS asset and liabilities to their fair value less cost to sell. The value is measured on a nonrecurring basis and categorized within Level 3 of the fair value hierarchy. The fair value was determined using a market approach, estimated based on the negotiated value of the asset and liabilities. See Note 25 of the Notes to these Consolidated Financial Statements for additional details of the HFS assets and liabilities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Fair Value Measurements as of December 31, 2024

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$46,879	$2,472	$49,351
U.S. Treasury, government and agency	—	4,288	—	4,288
States and political subdivisions	—	386	—	386
Foreign governments	—	554	—	554
Residential mortgage-backed (2)	—	4,383	—	4,383
Asset-backed (3)	—	13,467	232	13,699
Commercial mortgage-backed	—	3,913	8	3,921
Redeemable preferred stock	—	59	—	59
Total fixed maturities, AFS	—	73,929	2,712	76,641
Fixed maturities, at fair value using the fair value option	—	1,778	275	2,053
Other equity investments (4)	319	251	53	623
Trading securities	439	576	80	1,095
Other invested assets:
Short-term investments	—	36	—	36
Assets of consolidated VIEs/VOEs	16	137	2	155
Swaps	—	(259)	—	(259)
Credit default swaps	—	2	—	2
Futures	3	—	—	3
Options	—	16,328	—	16,328
Total other invested assets	19	16,244	2	16,265
Cash equivalents	5,356	45	—	5,401
Segregated securities	2	498	—	500
Purchased market risk benefits	—	—	7,376	7,376
Assets for market risk benefits	—	—	863	863
Separate Accounts assets (5)	131,714	2,489	—	134,203
Total Assets	$137,849	$95,810	$11,361	$245,020

Liabilities:
Notes issued by consolidated VIE’s, at fair value using the fair value option (6)	$—	$1,933	$172	$2,105
SCS, SIO, MSO and IUL indexed features’ liability	—	17,212	—	17,212
Liabilities of consolidated VIEs and VOEs	—	—	—	—
Liabilities for market risk benefits	—	—	11,810	11,810
Contingent payment arrangements	—	—	9	9
Total Liabilities	$—	$19,145	$11,991	$31,136
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Includes short position equity securities of $20 million that are reported in other liabilities.
(5)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of December 31, 2024, the fair value of such investments was $320 million.
(6)Accrued interest payable of $11 million is reported in Notes issued by consolidated VIE’s, at fair value using the fair value option in the consolidated balance sheets, which is not required to be measured at fair value on a recurring basis.

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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
After giving consideration to collateral arrangements, the Company reduced the fair value of its purchased MRB asset by $382 million and $687 million as of December 31, 2024 and 2023, respectively, to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the year ended December 31, 2024, fixed maturities with fair values of $154 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $132 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 8.3% of total equity as of December 31, 2024.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses). Not included below are the changes in balances related to MRBs and purchased MRBs level 3 assets and liabilities, which are included in Note 10 of the Notes to these Consolidated Financial Statements.

	Year Ended December 31, 2024
	Corporate	State and Political Subdivisions	Asset-backed	CMBS
	(in millions)
Balance, beginning of period	$2,158	$27	$47	$7
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	8	—	1	—
Investment gains (losses), net	(4)	—	—	—
Subtotal	4	—	1	—
Other comprehensive income (loss)	20	—	—	1
Purchases	906	—	379	—
Debt issuances	—	—	—	—
Sales	(575)	—	(181)	—
Settlements	—	—	—	—
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	27	—	—	—
Transfers out of Level 3 (1)	(68)	(27)	(14)	—
Balance, end of period	$2,472	$—	$232	$8
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$19	$—	$1	$1
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of December 31, 2024, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2024
	Fixed maturities, at FVO	Other Equity Investments (3)	Trading Securities, at Fair Value	Notes issued by consolidated VIE’s	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$181	$57	$61	$—	$(253)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	(23)	1	—	—	—
Investment gains (losses), net	1	—	14	—	—
Subtotal	(22)	1	14	—	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases	163	—	5	—	—
Debt issuances	—	—	—	188	—
Sales	(107)	(2)	—	—	—
Settlements	—	—	—	(16)	3
Other (4)	—	—	—	—	241
Activity related to consolidated VIEs/VOEs	—	(1)	—	—	—
Transfers into Level 3 (1)	105	—	—	—	—
Transfers out of Level 3 (1)	(45)	—	—	—	—
Balance, end of period	$275	$55	$80	$172	$(9)

Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$18	$1	$14	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of December 31, 2024, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.
(4)As of December 31, 2024, the contingent liability related to the CarVal acquisition in 2022 by AB was remeasured and a gain was recorded within contingent payment arrangements in the consolidated statements of income (loss).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2023
	Corporate	State and Political Subdivisions	Asset-backed	RMBS	CMBS
	(in millions)
Balance, beginning of period	$2,121	$28	$—	$34	$32
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	6	—	—	—	—
Investment gains (losses), net	(17)	—	—	—	—
Subtotal	(11)	—	—	—	—
Other comprehensive income (loss)	50	—	—	—	(1)
Purchases	594	—	55	—	3
Sales	(272)	(1)	(8)	—	—
Settlements	—	—	—	—	—
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	11	—	—	—	—
Transfers out of Level 3 (1)	(335)	—	—	(34)	(27)
Balance, end of period	$2,158	$27	$47	$—	$7
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$4	$—	$—	$—	$(1)
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of December 31, 2023, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Year Ended December 31, 2023
	Fixed maturities, at FVO	Other Equity Investments (3)	Trading Securities, at Fair Value	Separate Accounts Assets	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$224	$17	$55	$1	$(247)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	6	(2)	—	—	—
Investment gains (losses), net	(1)	—	6	—	—
Subtotal	5	(2)	6	—	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases	95	85	—	—	—
Sales	(47)	(42)	—	—	—
Settlements	—	—	—	—	1
Other	—	—	—	—	(7)
Activity related to consolidated VIEs/VOEs	—	(1)	—	—	—
Transfers into Level 3 (1)	25	—	—	—	—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2023
	Fixed maturities, at FVO	Other Equity Investments (3)	Trading Securities, at Fair Value	Separate Accounts Assets	Contingent Payment Arrangement
	(in millions)
Transfers out of Level 3 (1)	(121)	—	—	(1)	—
Balance, end of period	$181	$57	$61	$—	$(253)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$(2)	$6	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$16	$—	$—	$—	$—
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
Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2024

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$402	Matrix pricing model	Spread over Benchmark	70 bps - 220 bps	153 bps
	981	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	4.7x - 36.5x 8.4% - 34.9% 1.8x - 11.8x 0.0% - 56.4%	12.2x 3.9% 4.5x 15.0%
Trading securities, at fair value (5)	75	Discounted cash flow	Earnings multiple Discount factor Discount years	8.6x 10.0% 7
	1	Market comparable companies	Cashflow Multiples	8.4x - 8.4x	8.4x
Purchased MRB asset (1) (2) (4)	7,376	Discounted cash flow	Lapse rates Withdrawal rates GMIB Utilization rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.24%-13.05% 0.06%-11.65% 0.04%-66.70% 33 bps - 93 bps 12%-29% 0.01%-0.17% 0.06%-0.52% 0.32%-41.20%	2.17% 0.48% 6.75% 34 bps 23% 3.36% (same for all ages) (same for all ages)
Liabilities:
AB Contingent consideration payable	$9	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 29.3% 1.9% - 10.4%	5.5% 7.3%
Direct MRB (1) (2) (3) (4)	10,947	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	94 bps 0.24%-36.18% 0.00%-11.65% 0.04%-100.00% 0.01%-0.17% 0.06%-0.52% 0.32%-41.20%	94 bps 3.57% 0.58% 5.15% 3.00% (same for all ages) (same for all ages)
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
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $11.8 billion of MRB liabilities and $863 million of MRB assets.
(4)Includes Legacy and Core products.
(5)Certain newly acquired Level 3 Trading securities are not presented as cost basis approximates fair value as of December 31, 2024.

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
Excluded from the tables above as of December 31, 2024 and 2023, respectively, are approximately $1.7 billion and $1.1 billion of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of December 31, 2024 and 2023, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of December 31, 2024 and 2023, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2024:
Mortgage loans on real estate	$20,072	$—	$—	$18,567	$18,567
Policy loans	$4,330	$—	$—	$4,559	$4,559
Policyholders’ liabilities: Investment contracts	$2,046	$—	$—	$1,996	$1,996
FHLB funding agreements	$7,167	$—	$7,113	$—	$7,113
FABN funding agreements	$5,725	$—	$5,481	$—	$5,481
Funding agreement-backed commercial paper (FABCP)	$74	$—	$75	$—	$75
Long-term debt	$3,833	$—	$3,722	$—	$3,722
Separate Accounts liabilities	$12,055	$—	$—	$12,055	$12,055

December 31, 2023:
Mortgage loans on real estate	$18,171	$—	$—	$16,471	$16,471
Policy loans	$4,158	$—	$—	$4,485	$4,485
Policyholders’ liabilities: Investment contracts	$1,663	$—	$—	$1,634	$1,634
FHLB funding agreements	$7,618	$—	$7,567	$—	$7,567
FABN funding agreements	$6,267	$—	$5,840	$—	$5,840
Funding agreement-backed commercial paper (FABCP)	$939	$—	$948	$—	$948
Long-term debt	$3,820	$—	$3,742	$—	$3,742
Separate Accounts liabilities	$10,715	$—	$—	$10,715	$10,715

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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
9)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS
The following table reconciles the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheets:

	December 31,
	2024	2023
	(in millions)
Reconciliation
Term	$1,285	$1,348
Payout	5,050	4,464
Group Pension - Benefit Reserve & DPL	460	490
Health	1,362	1,505
UL	1,246	1,193
Subtotal	9,403	9,000
Whole Life Closed Block and Open Block products	5,204	5,444
Other (1)	901	970
Future policyholder benefits total	15,508	15,414
Other policyholder funds and dividends payable	2,105	1,949
Total	$17,613	$17,363

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
_____________
(1)Primarily consists of future policy benefits related to Protective Life and Annuity, Assumed Life and Disability, Group Life Run off, Variable Interest Sensitive Life rider and EB.
The following table summarizes balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts:

	Year Ended December 31,
	2024				2023
	Protection Solutions	Individual Retirement	Corporate & Other		Protection Solutions	Individual Retirement	Corporate & Other
	Term	Payout	Group Pension	Health	Term	Payout	Group Pension	Health
	(in millions)
Present Value of Expected Net Premiums

Balance, beginning of period	$2,133	$—	$—	$(21)	$2,100	$—	$—	$(5)
Beginning balance at original discount rate	2,058	—	—	(22)	2,078	—	—	(5)
Effect of changes in cash flow assumptions	21	—	—	(3)	47	—	—	(6)
Effect of actual variances from expected experience	(82)	—	—	(5)	(37)	—	—	(12)
Adjusted beginning of period balance	1,997	—	—	(30)	2,088	—	—	(23)
Issuances	52	—	—	—	65	—	—	—
Interest accrual	97	—	—	(1)	100	—	—	(1)
Net premiums collected	(187)	—	—	5	(195)	—	—	2
Ending Balance at original discount rate	1,959	—	—	(26)	2,058	—	—	(22)
Effect of changes in discount rate assumptions	(27)	—	—	1	75	—	—	1
Balance, end of period	$1,932	$—	$—	$(25)	$2,133	$—	$—	$(21)

Present Value of Expected Future Policy Benefits

Balance, beginning of period	$3,480	$4,464	$490	$1,484	$3,465	$3,517	$523	$1,553
Beginning balance of original discount rate	3,330	4,680	536	1,672	3,391	3,869	583	1,795
Effect of changes in cash flow assumptions	39	—	—	—	59	—	—	(6)
Effect of actual variances from expected experience	(103)	(2)	2	(11)	(45)	(4)	—	(22)
Adjusted beginning of period balance	3,266	4,678	538	1,661	3,405	3,865	583	1,767
Issuances	56	994	20	—	70	1,044	—	—
Interest accrual	163	174	18	54	167	127	20	57
Benefits payments	(270)	(456)	(62)	(160)	(312)	(356)	(67)	(152)
Ending Balance at original discount rate	3,215	5,390	514	1,555	3,330	4,680	536	1,672
Effect of changes in discount rate assumptions	1	(340)	(54)	(218)	150	(216)	(46)	(188)
Balance, end of period	$3,216	$5,050	$460	$1,337	$3,480	$4,464	$490	$1,484
Impact of flooring LFPB at zero	1	—	—	—	1	—	—	—
Net liability for future policy benefits	1,285	5,050	460	1,362	1,348	4,464	490	1,505
Less: Reinsurance recoverable	8	(1,347)	—	(1,070)	25	(969)	—	(1,191)
Net liability for future policy benefits, after reinsurance recoverable	$1,293	$3,703	$460	$292	$1,373	$3,495	$490	$314

Weighted-average duration of liability for future policyholder benefits (years)	6.7	7.7	6.9	8.4	7.0	8.0	7.1	8.7

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2022
	Protection Solutions	Individual Retirement	Corporate & Other
	Term	Payout	Group Pension	Health
	( in millions)
Present Value of Expected Net Premiums

Balance, beginning of period	$2,485	$—	$—	$22
Beginning balance at original discount rate	1,864	—	—	19
Effect of changes in cash flow assumptions	204	—	—	(10)
Effect of actual variances from expected experience	31	—	—	(15)
Adjusted beginning of period balance	2,099	—	—	(6)
Issuances	76	—	—	—
Interest accrual	97	—	—	—
Net premiums collected	(194)	—	—	1
Ending Balance at original discount rate	2,078	—	—	(5)
Effect of changes in discount rate assumptions	22	—	—	—
Balance, end of period	$2,100	$—	$—	$(5)

Present Value of Expected Future Policy Benefits

Balance, beginning of period	$4,294	$3,661	$683	$2,092
Beginning balance of original discount rate	3,241	3,283	632	1,915
Effect of changes in cash flow assumptions	222	(3)	—	(5)
Effect of actual variances from expected experience	31	(5)	1	(13)
Adjusted beginning of period balance	3,494	3,275	$633	1,897
Issuances	82	781	—	—
Interest accrual	168	103	21	61
Benefits payments	(353)	(290)	(71)	(163)
Ending Balance at original discount rate	3,391	3,869	583	1,795
Effect of changes in discount rate assumptions	74	(352)	(60)	(242)
Balance, end of period	$3,465	$3,517	$523	$1,553
Impact of flooring LFPB at zero	—	—	—	—
Net liability for future policy benefits	1,365	3,517	523	1,558
Less: Reinsurance recoverable	21	(466)	—	(1,242)
Net liability for future policy benefits, after reinsurance recoverable	$1,386	$3,051	$523	$316
Weighted-average duration of liability for future policyholder benefits (years)	7.0	8.5	7.2	8.7

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts:

	December 31,
	2024	2023
	(in millions)
Term
Expected future benefit payments and expenses (undiscounted)	$5,613	$5,878
Expected future gross premiums (undiscounted)	6,597	6,979
Expected future benefit payments and expenses (discounted; AOCI basis)	3,216	3,480

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	December 31,
	2024	2023
Expected future gross premiums (discounted; AOCI basis)	3,507	3,879

Payout
Expected future benefit payments and expenses (undiscounted)	7,686	6,630
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	4,938	4,350
Expected future gross premiums (discounted; AOCI basis)	—	—

Group Pension
Expected future benefit payments and expenses (undiscounted)	630	668
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	436	471
Expected future gross premiums (discounted; AOCI basis)	—	—

Health
Expected future benefit payments and expenses (undiscounted)	2,139	2,318
Expected future gross premiums (undiscounted)	70	85
Expected future benefit payments and expenses (discounted; AOCI basis)	1,323	1,468
Expected future gross premiums (discounted; AOCI basis)	$55	$68

The table below summarizes the revenue and interest related to nonparticipating traditional and limited payment contracts:

	Year Ended December 31,
	2024	2023	2022	2024	2023	2022
	Gross Premium			Interest Accretion
	(in millions)
Revenue and Interest Accretion
Term	$336	$352	$275	$66	$67	$70
Payout	271	266	123	207	149	103
Group Pension	—	—	—	18	19	21
Health	12	15	9	54	58	61
Total	$619	$633	$407	$345	$293	$255

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
The following table provides the weighted average interest rates for the liability for future policy benefits:

	December 31,
	2024	2023
Weighted Average Interest Rate
Term
Interest accretion rate	5.6%	5.6%
Current discount rate	5.2%	4.8%
Payout
Interest accretion rate	4.4%	4.2%
Current discount rate	5.3%	4.9%
Group Pension
Interest accretion rate	3.4%	3.3%
Current discount rate	5.2%	4.8%
Health
Interest accretion rate	3.4%	3.4%
Current discount rate	5.4%	4.9%
The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities:

	Year Ended December 31,
	2024	2023	2022
	Protection Solutions
	UL
	(in millions)
Balance, beginning of period	$1,193	$1,109	$1,087
Beginning balance before AOCI adjustments	1,230	1,135	1,076
Effect of changes in interest rate & cash flow assumptions and model changes	17	21	8
Effect of actual variances from expected experience	2	10	25
Adjusted beginning of period balance	1,249	1,166	1,109
Interest accrual	56	52	49
Net assessments collected	70	69	68
Benefit payments	(73)	(57)	(91)
Ending balance before shadow reserve adjustments	1,302	1,230	1,135
Effect of reserve adjustment recorded in AOCI	(56)	(37)	(26)
Balance, end of period	$1,246	$1,193	$1,109

Net liability for additional liability	$1,246	$1,193	$1,109
Less: Reinsurance recoverable	—	—	—
Net liability for additional liability, after reinsurance recoverable	$1,246	$1,193	$1,109

Weighted-average duration of additional liability - death benefit (years)	19.4	19.9	22.0

The following tables provide the revenue, interest and weighted average interest rates, related to the additional insurance liabilities:

	Year Ended December 31,
	2024	2023	2022	2024	2023	2022
	Assessments			Interest Accretion
	(in millions)
Revenue and Interest Accretion
UL	$663	$670	$666	$56	$51	$49
Total	$663	$670	$666	$56	$51	$49

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2024	2023	2022

Weighted Average Interest Rate
UL	4.5%	4.5%	4.5%
Interest accretion rate	4.5%	4.5%	4.5%
The discount rate used for additional insurance liabilities reserve is based on the crediting rate at issue.
10)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for MRBs for the GMxB benefits on deferred variable annuities:

	Year Ended December 31,
	2024				2023
	Individual Retirement	Legacy			Individual Retirement	Legacy
	GMxB Core	GMxB Legacy	Purchased MRB (3)	Net Legacy	GMxB Core	GMxB Legacy	Purchased MRB (3)	Net Legacy
	(in millions)
Balance, beginning of period	$590	$13,418	$(9,420)	$3,998	$530	$14,699	$(10,415)	$4,284
Balance BOP before changes in the instrument specific credit risk	322	13,028	(9,387)	3,641	529	15,314	(10,358)	4,956
Model changes and effect of changes in cash flow assumptions (4)	86	(78)	125	47	20	(11)	(33)	(44)
Actual market movement effect	(269)	(1,201)	655	(546)	(481)	(1,847)	986	(861)
Interest accrual	61	586	(418)	168	73	770	(555)	215
Attributed fees accrued (1)	403	802	(272)	530	407	843	(284)	559
Benefit payments	(41)	(1,218)	671	(547)	(47)	(1,354)	768	(586)
Actual policyholder behavior different from expected behavior	32	(37)	1	(36)	23	(14)	(41)	(55)
Changes in future economic assumptions	(428)	(2,147)	1,257	(890)	(203)	(673)	130	(543)
Issuances	(3)	—	—	—	1	—	—	—
Balance EOP before changes in the instrument-specific credit risk	163	9,735	(7,368)	2,367	322	13,028	(9,387)	3,641
Changes in the instrument-specific credit risk (2)	333	773	(4)	769	268	390	(33)	357
Balance, end of period	$496	$10,508	$(7,372)	$3,136	$590	$13,418	$(9,420)	$3,998

Weighted-average age of policyholders (years)	65.4	73.6	73.2	N/A	64.4	73.0	72.6	N/A
Net amount at risk	$2,868	$19,041	$10,142	N/A	$2,995	$21,136	$11,343	N/A
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2022
	Individual Retirement	Legacy
	GMxB Core	GMxB Legacy	Purchased MRB (3)	Net Legacy
	(in millions)
Balance, beginning of the period (“BOP”)	$1,061	$20,236	$(14,059)	$6,177
Balance BOP before changes in the instrument specific credit risk	$666	19,719	(14,051)	5,668
Model changes and effect of changes in cash flow assumptions	(5)	317	(143)	174
Actual market movement effect	1,074	3,402	(1,226)	2,176
Interest accrual	37	731	(489)	242
Attributed fees accrued (1)	399	882	(295)	587
Benefit payments	(37)	(1,179)	669	(510)
Actual policyholder behavior different from expected behavior	24	142	(102)	40
Changes in future economic assumptions	(1,626)	(8,700)	5,279	(3,421)
Issuances	(3)	—	—	—
Balance EOP before changes in the instrument-specific credit risk	$529	15,314	(10,358)	4,956
Changes in the instrument-specific credit risk (2)	1	(615)	(57)	(672)
Balance, end of the period (“EOP”)	$530	$14,699	$(10,415)	$4,284

Weighted-average age of policyholders (years)	63.5	72.5	72.1	N/A
Net amount at risk	$3,530	$22,631	$11,755	N/A
______________
(1)    Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)    Changes are recorded in OCI.
(3)    Purchased MRB is the impact of non-affiliated reinsurance.
The following table reconciles MRBs by the amounts in an asset position and amounts in a liability position to the MRB amounts in the consolidated balance sheets:

	December 31, 2024					December 31, 2023
	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total
	(in millions)
Individual Retirement
GMxB Core	$(514)	$1,010	$496	$—	$496	$(418)	$1,008	$590	$—	$590
Legacy Segment
GMxB Legacy	(230)	10,738	10,508	(7,372)	3,136	(102)	13,520	13,418	(9,420)	3,998
Other (1)	(119)	62	(57)	(4)	(61)	(71)	84	13	(7)	6
Total	$(863)	$11,810	$10,947	$(7,376)	$3,571	$(591)	$14,612	$14,021	$(9,427)	$4,594
______________
(1)Other primarily includes SCS.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
11)     POLICYHOLDER ACCOUNT BALANCES
The following table reconciles the policyholders account balances to the policyholders’ account balance liability in the consolidated balance sheets:

	December 31,
	2024	2023
	(in millions)
Policyholders’ account balance reconciliation
Protection Solutions
Universal Life	$5,065	$5,202
Variable Universal Life	5,018	4,862
Legacy Segment
GMxB Legacy	226	293
Individual Retirement
GMxB Core	(4)	36
SCS	65,267	49,002
EQUI-VEST Individual	2,037	2,322
Group Retirement
EQUI-VEST Group	11,158	11,563
Momentum	527	608
Other (1) (2)	8,658	6,895
Balance (exclusive of Funding Agreements)	97,952	80,783
Funding Agreements (2)	13,013	14,890
Balance, end of period	$110,965	$95,673
_____________
(1)Primarily reflects products IR Payout, IR Other, Indexed Universal Life, Investment Edge, Group Pension, Closed Block and Corporate and Other.
(2)Balances as of December 31, 2023 were revised from previously filed financial statements.
The following table summarizes the balances and changes in policyholder’s account balances:

	Year Ended December 31, 2024
	Protection Solutions		Legacy	Individual Retirement			Group Retirement
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of period	$5,202	$4,862	$293	$36	$49,002	$2,322	$11,563	$608
Premiums received	647	117	4	233	14	37	605	67
Policy charges	(712)	(265)	14	(3)	(23)	—	(4)	—
Surrenders and withdrawals	(79)	(42)	(86)	(35)	(4,110)	(347)	(1,603)	(148)
Benefit payments	(213)	(67)	(17)	(2)	(312)	(55)	(74)	(2)
Net transfers from (to) separate account	—	201	4	(240)	12,725	15	334	(11)
Interest credited (2)	220	212	14	7	7,971	65	337	13
Other	—	—	—	—	—	—	—	—
Balance, end of period	$5,065	$5,018	$226	$(4)	$65,267	$2,037	$11,158	$527

Weighted-average crediting rate	3.82%	3.68%	2.74%	1.66%	N/A	2.98%	2.69%	2.48%
Net amount at risk (3)	$33,324	$117,420	$19,041	$2,868	$9	$101	$9	$—
Cash surrender value	$3,368	$3,162	$489	$228	$60,879	$2,030	$11,071	$528
______________
(1)SCS sales are recorded as a Separate Account liability until they are swept into the General Account. This sweep is recorded as Net Transfers from (to) separate account.
(2)SCS and EQUI-VEST Group includes amounts related to the change in embedded derivative.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
(3)For life insurance products, the net amount at risk is death benefit less account value for the policyholder. For variable annuity products, the net amount at risk is the maximum GMxB NAR for the policyholder.

	Year Ended December 31, 2023
	Protection Solutions		Legacy	Individual Retirement			Group Retirement
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of period	$5,340	$4,909	$382	$69	$35,702	$2,652	$12,045	$702
Premiums received	698	134	10	222	10	36	626	70
Policy charges	(760)	(256)	9	(4)	(9)	—	(4)	(1)
Surrenders and withdrawals	(80)	(46)	(96)	(33)	(2,882)	(378)	(1,703)	(152)
Benefit payments	(218)	(114)	(26)	(2)	(256)	(70)	(71)	(4)
Net transfers from (to) separate account	—	24	(4)	(222)	10,155	6	272	(21)
Interest credited (2)	222	211	18	6	6,282	72	387	14
Other	—	—	—	—	—	4	11	—
Balance, end of period	$5,202	$4,862	$293	$36	$49,002	$2,322	$11,563	$608

Weighted-average crediting rate	3.77%	3.72%	2.71%	1.59%	N/A	2.84%	2.66%	2.33%
Net amount at risk (3)	$35,490	$115,550	$21,136	$2,995	$1	$109	$10	$—
Cash surrender value	$3,423	$3,194	$572	$265	$45,738	$2,315	$11,506	$609
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

	Year Ended December 31, 2022
	Protection Solutions		Legacy	Individual Retirement			Group Retirement
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of period	$5,462	$4,807	$432	$112	$33,443	$2,784	$11,951	$704
Premiums received	730	160	8	151	2	46	610	79
Policy charges	(789)	(245)	6	(22)	—	(1)	(5)	—
Surrenders and withdrawals	(86)	(12)	(68)	(31)	(2,452)	(225)	(995)	(148)
Benefit payments	(200)	(92)	(22)	(2)	(209)	(59)	(70)	(2)
Net transfers from (to) separate account	—	124	5	(145)	7,474	28	303	54
Interest credited (2)	223	167	21	6	(2,556)	79	251	15
Other	—	—	—	—	—	—	—	—
Balance, end of period	$5,340	$4,909	$382	$69	$35,702	$2,652	$12,045	$702

Weighted-average crediting rate	3.62%	3.81%	1.80%	1.05%	1.12%	2.85%	3.00%	2.02%
Net amount at risk (3)	$37,555	$115,152	$22,631	$3,530	$92	$143	$138	$—
Cash surrender value	$3,483	$3,366	$980	$293	$32,080	$2,645	$11,961	$702
______________
(1)SCS sales are recorded as a Separate Account liability until they are swept into the General Account. This sweep is recorded as Net Transfers from (to) separate account.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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

The following table presents the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums:

December 31, 2024
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Protection Solutions
Universal Life	0.00% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	—	90	284	655	1,029
	Greater than 2.50%	3,402	598	—	—	4,000
	Total	$3,402	$688	$284	$661	$5,035

Variable Universal Life	0.00% - 1.50%	$24	$13	$94	$40	$171
	1.51% - 2.50%	37	357	223	—	617
	Greater than 2.50%	3,667	2	20	—	3,689
	Total	$3,728	$372	$337	$40	$4,477
Legacy Segment
GMxB Legacy	0.00% - 1.50%	$67	$3	$—	$—	$70
	1.51% - 2.50%	19	—	—	—	19
	Greater than 2.50%	401	—	—	—	401
	Total	$487	$3	$—	$—	$490
Individual Retirement
GMxB Core	0.00% - 1.50%	$11	$160	$—	$—	$171
	1.51% - 2.50%	12	—	—	—	12
	Greater than 2.50%	52	—	—	—	52
	Total	$75	$160	$—	$—	$235

EQUI-VEST Individual	0.00% - 1.50%	$42	$198	$—	$—	$240
	1.51% - 2.50%	38	—	—	—	38
	Greater than 2.50%	1,758	—	—	—	1,758
	Total	$1,838	$198	$—	$—	$2,036
Group Retirement
EQUI-VEST Group	0.00% - 1.50%	$720	$2,391	$33	$258	$3,402
	1.51% - 2.50%	349	—	—	—	349
	Greater than 2.50%	6,076	—	—	—	6,076
	Total	$7,145	$2,391	$33	$258	$9,827

Momentum	0.00% - 1.50%	$—	$—	$269	$88	$357
	1.51% - 2.50%	79	29	—	—	108
	Greater than 2.50%	56	—	5	—	61
	Total	$135	$29	$274	$88	$526

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

December 31, 2023
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Protection Solutions
Universal Life	0.00% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	61	69	462	430	1,022
	Greater than 2.50%	3,515	627	—	—	4,142
	Total	$3,576	$696	$462	$436	$5,170

Variable Universal Life	0.00% - 1.50%	$16	$33	$53	$9	$111
	1.51% - 2.50%	35	495	28	—	558
	Greater than 2.50%	3,712	—	13	5	3,730
	Total	$3,763	$528	$94	$14	$4,399
Legacy Segment
GMxB Legacy	0.00% - 1.50%	$75	$16	$—	$—	$91
	1.51% - 2.50%	21	—	—	—	21
	Greater than 2.50%	461	—	—	—	461
	Total	$557	$16	$—	$—	$573
Individual Retirement
GMxB Core	0.00% - 1.50%	$13	$192	$—	$—	$205
	1.51% - 2.50%	13	—	—	—	13
	Greater than 2.50%	55	—	—	—	55
	Total	$81	$192	$—	$—	$273

EQUI-VEST Individual	0.00% - 1.50%	$49	$218	$—	$—	$267
	1.51% - 2.50%	43	—	—	—	43
	Greater than 2.50%	2,011	—	—	—	2,011
	Total	$2,103	$218	$—	$—	$2,321
Group Retirement
EQUI-VEST Group	0.00% - 1.50%	$772	$2,338	$36	$315	$3,461
	1.51% - 2.50%	345	—	—	—	345
	Greater than 2.50%	6,610	—	—	—	6,610
	Total	$7,727	$2,338	$36	$315	$10,416

Momentum	0.00% - 1.50%	$—	$12	$330	$53	$395
	1.51% - 2.50%	138	1	—	—	139
	Greater than 2.50%	68	—	5	—	73
	Total	$206	$13	$335	$53	$607

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Separate Account - Summary
The following table reconciles the Separate Account liabilities to the Separate Account liability balance in the consolidated balance sheets:

	December 31,
	2024	2023
	(in millions)
Separate Account Reconciliation
Protection Solutions
Variable Universal Life	$18,176	$15,821
Legacy Segment
GMxB Legacy	33,199	33,794
Individual Retirement
GMxB Core	30,411	29,829
EQUI-VEST Individual	4,782	4,582
Investment Edge	4,885	4,275
Group Retirement
EQUI-VEST Group	30,546	26,959
Momentum	4,813	4,421
Other (1)	7,899	7,570
Total	$134,711	$127,251
______________
(1)Primarily reflects Corporate and Other products and Group Retirement products including Association and Group Retirement Other.
The following table presents the balances of and changes in Separate Account liabilities:

	Year Ended December 31, 2024
	Protection Solutions	Legacy	Individual Retirement			Group Retirement
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$15,821	$33,794	$29,829	$4,582	$4,275	$26,959	$4,421
Premiums and deposits	1,290	220	2,032	95	1,795	2,360	729
Policy charges	(577)	(630)	(498)	(2)	(1)	(19)	(23)
Surrenders and withdrawals	(631)	(3,555)	(3,739)	(574)	(522)	(2,447)	(958)
Benefit payments	(101)	(748)	(259)	(55)	(35)	(67)	(14)
Investment performance (1)	2,575	4,122	2,806	751	512	4,094	647
Net transfers from (to) General Account	(201)	(4)	240	(15)	(1,139)	(334)	11
Other charges	—	—	—	—	—	—	—
Balance, end of period	$18,176	$33,199	$30,411	$4,782	$4,885	$30,546	$4,813

Cash surrender value	$17,801	$32,931	$29,569	$4,750	$4,795	$30,194	$4,806
_____________
(1)Investment performance is reflected net of M&E fees.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2023
	Protection Solutions	Legacy	Individual Retirement			Group Retirement
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$13,187	$32,616	$27,772	$4,161	$3,798	$22,393	$3,885
Premiums and deposits	1,195	219	1,590	93	844	2,174	644
Policy charges	(562)	(655)	(484)	(2)	—	(18)	(21)
Surrenders and withdrawals	(558)	(2,826)	(2,603)	(428)	(412)	(1,750)	(820)
Benefit payments	(71)	(728)	(226)	(57)	(39)	(55)	(13)
Investment performance (1)	2,654	5,164	3,558	817	543	4,463	725
Net transfers from (to) General Account	(24)	4	222	(6)	(459)	(273)	21
Other charges (2)	—	—	—	4	—	25	—
Balance, end of period	$15,821	$33,794	$29,829	$4,582	$4,275	$26,959	$4,421

Cash surrender value	$15,478	$33,512	$28,991	$4,549	$4,188	$26,683	$4,414
______________
(1)Investment performance is reflected net of M&E fees.
(2)EQUI-VEST Individual and EQUI-VEST Group for the year ended December 31, 2023, amounts reflect a total special payment applied to the accounts of active clients as part of a previously disclosed settlement agreement between Equitable Financial Life Insurance Company and the Securities & Exchange Commission.

	Year Ended December 31, 2022
	Protection Solutions	Legacy	Individual Retirement			Group Retirement
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$16,405	$44,912	$35,288	$5,583	$4,287	$27,509	$4,975
Premiums and deposits	1,115	240	1,479	124	1,035	2,104	668
Policy charges	(538)	(682)	(487)	(2)	(1)	(17)	(20)
Surrenders and withdrawals	(408)	(2,825)	(2,315)	(328)	(327)	(1,359)	(753)
Benefit payments	(111)	(702)	(216)	(52)	(34)	(60)	(14)
Investment performance (1)	(3,152)	(8,322)	(6,122)	(1,136)	(733)	(5,481)	(917)
Net transfers from (to) General Account	(124)	(5)	145	(28)	(429)	(303)	(54)
Other charges	—	—	—	—	—	—	—
Balance, end of period	$13,187	$32,616	$27,772	$4,161	$3,798	$22,393	$3,885

Cash surrender value	$12,893	$32,320	$26,888	$4,129	$3,704	$22,163	$3,879
______________
(1)Investment performance is reflected net of M&E fees.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
The following table presents the aggregate fair value of Separate Account assets by major asset category:

	December 31, 2024
	Protection Solutions	Individual Retirement	Group Retirement	Corp & Other	Legacy Segment	Total
	(in millions)
Asset Type
Debt securities	$51	$1	$14	$13	$—	$79
Common Stock	68	36	472	1,631	—	2,207
Mutual Funds	18,610	42,027	36,777	659	33,213	131,286
Bonds and Notes	98	4	1	1,036	—	1,139
Total	$18,827	$42,068	$37,264	$3,339	$33,213	$134,711

	December 31, 2023
	Protection Solutions	Individual Retirement	Group Retirement	Corp & Other	Legacy Segment	Total
	(in millions)
Asset Type
Debt securities	$48	$1	$21	$6	$—	$76
Common Stock	65	34	447	1,667	—	2,213
Mutual Funds	16,199	40,113	32,780	689	33,802	123,583
Bonds and Notes	91	4	1	1,283	—	1,379
Total	$16,403	$40,152	$33,249	$3,645	$33,802	$127,251
12)    LEASES
The Company’s operating leases primarily consist of real estate leases for office space. The Company also has operating leases for various types of office furniture and equipment. For certain equipment leases, the Company applies a portfolio approach to effectively account for the RoU operating lease assets and liabilities. For lease agreements for which the lease term or classification was reassessed after the occurrence of a change in the lease terms or a modification of the lease that did not result in a separate contract, the Company elected to combine the lease and related non-lease components for its operating leases; however, the non-lease components associated with the Company’s operating leases are primarily variable in nature and as such are not included in the determination of the RoU operating lease asset and lease liability, but are recognized in the period in which the obligation for those payments is incurred.
The Company’s operating leases may include options to extend or terminate the lease, which are not included in the determination of the RoU operating asset or lease liability unless they are reasonably certain to be exercised. The Company’s operating leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases. The Company typically does not include its renewal options in its lease terms for calculating its RoU operating lease asset and lease liability as the renewal options allow the Company to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options until close to the initial end date of the lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As the Company’s operating leases do not provide an implicit rate, the Company’s incremental borrowing rate, based on the information available at the lease commencement date, is used in determining the present value of lease payments.
AB’s sublease income represents all revenues received from sub-tenants. It is primarily fixed base rental payments combined with variable reimbursements such as operating expenses, real estate taxes and employee parking. The vast majority of subtenant income is derived from our New York metro sub-tenant agreements. Sub-tenant income related to base rent is recorded on a straight-line basis.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Balance Sheet Classification of Operating Lease Assets and Liabilities

		December 31,
	Balance Sheet Line Item	2024	2023
		(in millions)
Assets:
Operating lease assets	Other assets	$618	$516
Liabilities:
Operating lease liabilities	Other liabilities	$696	$579

The table below summarizes the components of lease costs:
Lease Costs

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Operating lease cost	$153	$161	$179
Variable operating lease cost	44	51	52
Sublease income	(33)	(53)	(53)
Short-term lease expense	—	—	—
Net lease cost	$164	$159	$178

Maturities of lease liabilities are as follows:
Maturities of Lease Liabilities

December 31, 2024
(in millions)
Operating Leases:
2025	$101
2026	99
2027	90
2028	79
2029	68
Thereafter	492
Total lease payments	929
Less: Interest	(233)
Present value of lease liabilities	$696

AB signed a lease that commenced during the first quarter of 2024, relating to approximately 166,000 square feet of space in New York City. Additionally, AB signed a lease for 100,000 square feet of space in Pune, India under a lease expiring in 2033. AB also leased approximately 51,000 square feet of space in San Antonio, Texas under a lease expiring in 2029. In Nashville, Tennessee approximately 219,000 square feet of space is expected to expire in 2036.
Equitable Financial signed a 15-year lease which commenced in 2023, relating to approximately 89,000 square feet of space in New York City. Additionally, during December 2021, Equitable Financial amended its Syracuse office lease. The amendment included extending for an additional 5-year period, commencing January 2024, approximately 143,000 square feet of space in Syracuse, NY. As of December 2024, the Company has reduced approximately 144,000 square feet in Charlotte, NC. A written notice was provided to the landlord back in December 2023, accompanied by an early termination penalty of $4.3 million.
The below table presents the Company’s weighted-average remaining operating lease term and weighted-average discount rate.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Weighted Averages - Remaining Operating Lease Term and Discount Rate

	December 31,
	2024	2023
Weighted-average remaining operating lease term	12 years	8 years
Weighted-average discount rate for operating leases	4.42%	3.40%

Supplemental cash flow information related to leases was as follows:
Lease Liabilities Information

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$126	$190	$202
Non-cash transactions:
Leased assets obtained in exchange for new operating lease liabilities	$230	$124	$46

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

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Direct charges and fee income	$3,230	$3,093	$3,145
Reinsurance assumed	—	3	—
Reinsurance ceded	(735)	(716)	(691)
Policy charges and fee income	$2,495	$2,380	$2,454

Direct premiums	$1,245	$1,175	$1,042
Reinsurance assumed	164	174	180
Reinsurance ceded	(247)	(245)	(228)
Premiums	$1,162	$1,104	$994

Direct policyholders’ benefits	$3,285	$3,315	$3,262
Reinsurance assumed	147	157	179
Reinsurance ceded	(736)	(718)	(725)
Policyholders’ benefits	$2,696	$2,754	$2,716

Direct interest credited to policyholders’ account balances	$2,583	$2,174	$1,440
Reinsurance ceded	(84)	(91)	(30)
Interest credited to policyholders’ account balances	$2,499	$2,083	$1,410

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
The following table summarizes the ceded reinsurance GMIB reinsurance contracts, third-party recoverables, amount due to reinsurance and assumed reserves:

	December 31,
	2024	2023
	(in millions)
Ceded Reinsurance:
Estimated net fair values of purchased market risk benefits (1)	$7,376	$9,427
Third-party reinsurance recoverables related to insurance contracts	8,044	8,352
Top reinsurers:
First Allmerica-GAF	3,245	3,606
Zurich Life Insurance Company, Ltd.	2,444	1,326
RGA Reinsurance Company	1,205	1,228
Ceded group health reserves	53	56
Amount due to reinsurers	1,407	1,450
Top reinsurers:
RGA Reinsurance Company	2,187	1,151
First Allmerica-GAF	77	73
Protective Life Insurance Company	106	99
Assumed Reinsurance:
Reinsurance assumed reserves	$647	$731
_____________
(1)The estimated fair values of purchased MRB risks decreased $(2.1) billion and $(996) million for the years ended December 31, 2024 and 2023, respectively.
14)    SHORT-TERM AND LONG-TERM DEBT
The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	December 31,
	2024	2023
	(in millions)
Short-term debt:
AB commercial paper	$—	$254
CLO short-term debt (5.74%)	—	—
Current portion of Long-term debt	—	—
Total short-term debt	—	254
Long-term debt:
Senior Notes (5.00%, due 2048)	1,289	1,481
Senior Notes (4.35%, due 2028)	1,494	1,493
Senior Notes (5.59%, due 2033)	497	497
Senior Note (4.572% due 2029)	303	—
Senior Debentures, (7.00%, due 2028)	250	349
Total long-term debt	3,833	3,820
Total borrowings	$3,833	$4,074

As of December 31, 2024, the Company is in compliance with all debt covenants.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Pre-Capitalized Trust Securities
In June 2024, the Company exercised its issuance right under the 2029 Trust Facility Agreement (as subsequently defined) to issue $600 million principal amount of the Company’s 2029 Notes (as subsequently defined) in exchange for the portfolio of principal and interest strips of U.S. Treasury securities held by the 2029 Trust (as subsequently defined). See note 19 for additional details on the Pre-Capitalized Trust Securities.
AB Commercial Paper
As of December 31, 2024, AB had no commercial paper outstanding. As of December 31, 2023, AB had $254 million commercial paper outstanding with an interest rate of 5.4%. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings for the commercial paper outstanding in 2024 were $268 million with a weighted average interest rate of 5.4%. Average daily borrowings for the commercial paper in 2023 were $268 million with a weighted average interest rate of 5.2%.
Holdings Senior Notes and Senior Debentures
On April 20, 2018, Holdings issued $800 million aggregate principal amount of 3.9% Senior Notes due 2023, $1.5 billion aggregate principal amount of 4.35% Senior Notes due 2028 and $1.5 billion aggregate principal amount of 5.0% Senior Notes due 2048 (together the “Notes”). These amounts are recorded net of original issue discount and issuance costs. During 2021 Holdings made a principal prepayment of $280 million on the 3.9% Senior Notes due. The remaining 3.9% Senior Notes were paid off during 2023.
As of December 31, 2024 and 2023, Holdings had outstanding $250 million and $349 million aggregate principal amount of 7.0% Senior Debentures due 2028 (the “Senior Debentures”). On October 1, 2018, AXA Financial merged with and into its direct parent, Holdings, with Holdings continuing as the surviving entity ( the “AXA Financial Merger”). As a result of the AXA Financial merger, Holdings assumed AXA Financial’s obligations under the Senior Debentures.
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
The Notes, Senior Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Notes, Senior Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Notes, Senior Notes and Senior Debentures may be accelerated. As of December 31, 2024, the Company was not in breach of any of the covenants.
Contingent Funding Arrangements
For information regarding activity pertaining to our contingent funding arrangements, see Note 19 of the Notes to these Consolidated Financial Statements.
Credit Facilities
Holdings Revolving Credit Facility
In February 2018, Holdings entered into a $2.5 billion five-year senior unsecured revolving credit facility with a syndicate of banks. In June 2021, Holdings entered into an amended and restated revolving credit agreement, which lowered the facility amount to $1.5 billion and extended the maturity date to June 24, 2026, among other changes. The

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
revolving credit facility has a sub-limit of $1.5 billion for the issuance of letters of credit to support the life insurance business reinsured by EQ AZ Life Re. As of December 31, 2024, the Company had $0 million of undrawn letters of credit issued out of the $1.5 billion sub-limit for Equitable Financial as beneficiary. As of December 31, 2023, the Company had $95 million of undrawn letters of credit issued out of the $1.5 billion sub-limit for Equitable Financial as beneficiary. On December 15, 2023, the Company added a $75 million commitment from TD Bank to the Credit Facility, raising the facility amount to $1.6 billion. On July 24, 2024, the Company terminated a $75 million commitment from Credit Suisse to the Credit Facility, reducing the facility amount to $1.5 billion.
Bilateral Letter of Credit Facilities
In February 2018, the Company entered into bilateral letter of credit facilities, each guaranteed by Holdings, with an aggregate principal amount of approximately $1.9 billion, with multiple counterparties. In June 2021, Holdings entered into amendments with each of the issuers of its bilateral letter of credit facilities to effect changes similar to those effected in the amended and restated revolving credit agreement. The respective facility limits of the bilateral letter of credit facilities remained $1.9 billion. These facilities support the life insurance business reinsured by EQ AZ Life Re. The Company entered in a letter of credit facility with MUFG Bank on January 23, 2024, in a face amount of $200 million to replace a $150 million facility with HSBC that expired on February 16, 2024.The rest of the facilities mature on February 16, 2026 and February 2028. The bilateral letter of credit facilities were not drawn upon during December 31, 2024 and 2023.
AB Credit Facility
AB has a $800 million committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders which matures on October 13, 2026. The Credit Facility was amended and restated on February 9, 2023, to reflect the transition from US LIBOR, which was retired June 30, 2023, to SOFR. Other than this immaterial change. there were no other significant changes included in the amendment. The credit facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200 million. Any such increase is subject to the consent of the affected lenders. The AB Credit Facility is available for AB and SCB LLC for business purposes, including the support of AB’s commercial paper program. Both AB and SCB LLC can draw directly under the AB Credit Facility and AB management may draw on the AB Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Credit Facility.
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2024, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
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
As of December 31, 2024 and 2023, AB had no amounts outstanding under the AB Credit Facility. During the years ended December 31, 2024 and 2023, AB and SCB LLC did not draw upon the AB Credit Facility.
In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. SCB LLC had five uncommitted lines of credit as of December 31, 2023, two of which matured during the third quarter of 2024. Two of these lines of credit permit borrowing up to an aggregate of approximately $150 million, with AB named as an additional borrower, while the other line has no stated limit. As of December 31, 2024 and 2023, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings during the years ended December 31, 2024 and 2023 were $1 million and $1 million with weighted average interest rates of approximately 8.5% and 7.8%, respectively.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Investment management and services fees	$1,597	$1,378	$1,453
Distribution revenues	711	576	591
Other revenues - shareholder servicing fees	81	76	79
Other revenues - other	7	9	8
Total	$2,396	$2,039	$2,131
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
The table below summarizes the expenses reimbursed to/from the Company and the fees received/paid by the Company in connection with certain services described above:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Revenue received or accrued for:
Investment management and administrative services provided to EQAT and 1290 Funds	$755	$692	$708
Total	$755	$692	$708

16)    EMPLOYEE BENEFIT PLANS
Pension Plans
Holdings and Equitable Financial Retirement Plans
Equitable Financial sponsors the Equitable 401(k) Plan, a qualified defined contribution plan for eligible employees and financial professionals. The plan provides for a company contribution, a company matching contribution, and a discretionary profit-sharing contribution. Expenses associated with this 401(k) Plan were $60 million, $58 million and $38 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Holdings sponsors the MONY Life Retirement Income Security Plan for Employees and Equitable Financial sponsors the Equitable Retirement Plan (the “ Equitable Financial QP”), both of which were frozen on December 31, 2013, qualified defined benefit plans covering eligible employees and financial professionals. These pension plans are non-contributory, and their benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period. Holdings has assumed primary liability for both plans. Equitable Financial remains secondarily liable for its obligations under the Equitable Financial QP and would recognize such liability in the event Holdings does not perform. Holdings and Equitable Financial also sponsor certain nonqualified deferred compensation plans, including the Equitable Excess Retirement Plan, that provide retirement benefits in excess of the amount permitted under the tax law for the qualified plans.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Effective January 1, 2025, Equitable changed how it provides certain retirement-related benefits to its eligible employees and financial professionals. Equitable will discontinue the non-elective company contribution to its 401(k) plan but continue to provide a 401(k) matching contribution. Instead of the non-elective 401(k) contribution, eligible employees and financial professionals will receive cash balance allocations in the Equitable Retirement Plan. The Equitable Retirement Plan is a qualified defined benefit plan that was frozen on December 31st, 2013, but was reopened on January 1, 2025 to provide these cash balance allocations. Under the new cash balance feature, each eligible employee will receive monthly pay credits equal to four percent of their eligible monthly pay. Each eligible financial professional will receive pay credits equal to two and a half percent of eligible monthly pay up to the Social Security Wage Base, and then five percent for eligible monthly pay above the Social Security Wage Base up to the qualified plan pay maximum. Balances in these cash balance accounts in the Equitable Retirement Plan will be credited with interest at six percent from 2025 through 2027. Starting in 2028, the applicable interest crediting rate for these accounts will be based on the 10-year U.S. Treasury Yield (subject to a 6% cap). As of December 31, 2024, the Equitable Retirement Plan was estimated to be funded at 122 percent of target, with an estimated prefunding balance of $374 million on an ERISA funding basis. There was no impact to current retiree benefits, existing funded status, or funding requirements as a result of the reopening of the Equitable Retirement Plan.
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
During 2024, the Compensation Committee of the AB Board of Directors approved the termination of the Retirement Plan, effective May 22, 2024. AB began the process of settling benefits with vested participants and all lump sum disbursements elected by plan participants were distributed in December 2024 in the amount of $35 million. The remaining retirement plan participants who did not elect a lump sum disbursement elected to roll over their benefit to a group annuity contract from a qualified insurance company to administer all future payments. During the fourth quarter of 2024, AB recognized a non-cash settlement charge of approximately $13 million related to Retirement Plan losses and the reclassification from accumulated other comprehensive loss to general and administrative expenses in the consolidated statements of income. AB will elect the qualified insurance company to administer all future payments during the first quarter of 2025 at which point, the remaining benefit obligation will be purchased by the insurance carrier and AB will fully terminate the plan and recognize a gain or loss on the pension settlement at that time. As of December 31, 2024 the Retirement Plan was underfunded with a benefit obligation of $69 million and plan assets of $63 million.

AB’s policy is to satisfy its funding obligation for each year in an amount not less than the minimum required by ERISA and not greater than the maximum amount it can deduct for federal income tax purposes. AB did not make a contribution to the Retirement Plan during 2024. AB expects to make a contribution to the Retirement Plan during the first quarter of 2025 in the amount of $5 million to fully fund the Retirement Plan, purchase the group annuity contract and settle the remaining termination costs associated with the Retirement Plan.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Net Periodic Pension Expense (Benefit)
Components of net periodic pension expense for the Company’s qualified and non-qualified plans were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Service cost	$6	$6	$6
Interest cost	103	107	57
Expected return on assets	(147)	(154)	(159)
Prior Period Svc Cost Amortization	—	—	—
Actuarial (gain) loss	1	1	1
Net amortization	60	40	65
Impact of settlement	13	3	6
Net periodic pension expense (benefit)	$36	$3	$(24)
Changes in Projected Benefit Obligation (PBO)
Changes in the PBO of the Company’s qualified and non-qualified plans were comprised of:

	Year Ended December 31,
	2024	2023
	(in millions)
Projected benefit obligation, beginning of period	$2,218	$2,254
Interest cost	103	107
Actuarial (gains)/losses (1)	(52)	60
Benefits paid	(195)	(191)
Settlements	(39)	(12)
Projected benefit obligation, end of period	$2,035	$2,218
______________
(1)Actuarial gains and losses are a product of changes in the discount rate as shown below.
The following table discloses the change in plan assets and the funded status of the Company’s qualified pension plans and non-qualified pension plans:

	Year Ended December 31,
	2024	2023
	(in millions)
Pension plan assets at fair value, beginning of period	$2,106	$2,110
Actual return on plan assets	82	149
Contributions	35	—
Benefits paid and fees	(200)	(159)
Settlements	(39)	(12)
Other	—	18
Pension plan assets at fair value, end of period	$1,984	$2,106
PBO	$2,035	$2,218
Excess of PBO Over Pension Plan Assets	$51	$112

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Accrued pension costs of $51 million and $112 million as of December 31, 2024 and 2023, respectively, were recognized in the accompanying consolidated balance sheets to reflect the unfunded status of these plans.

	December 31,
	2024	2023
	(in millions)
Projected benefit obligation	$2,035	$2,218
Accumulated benefit obligation	$2,035	$2,218
Fair value of plan assets	$1,984	$2,106
Unrecognized Net Actuarial (Gain) Loss
The following table discloses the amounts included in AOCI that have not yet been recognized as components of net periodic pension cost.

	December 31,
	2024	2023
	(in millions)
Unrecognized net actuarial (gain) loss	$717	$759
Unrecognized prior service cost (credit)	(1)	(1)
Total	$716	$758
Pension Plan Assets
The fair values of qualified pension plan assets are measured and ascribed to levels within the fair value hierarchy in a manner consistent with the fair values of the Company’s invested assets that are measured at fair value on a recurring basis. See Note 8 of the Notes to these Consolidated Financial Statements for a description of the fair value hierarchy.
The following table discloses the allocation of the fair value of total qualified pension plan assets:

	December 31,
	2024	2023
Fixed maturities	48.1%	49.3%
Equity securities	26.4	24.1
Equity real estate	17.8	19.6
Cash and short-term investments	2.7	1.9
Other	5.0	5.1
Total	100.0%	100.0%
Qualified pension plan assets are invested with the primary objective of return, giving consideration to prudent risk. Guidelines regarding the allocation of plan assets are established by the respective Investment Committees for the plans and are designed with a long-term investment horizon. As of December 31, 2024, the qualified pension plans continued their investment allocation strategy to target a 50% - 50% mix of long and intermediate duration bonds and “return-seeking” assets, including public equities, real estate, hedge funds, and private equity.
The following tables disclose the fair values of qualified pension plan assets and their level of observability within the fair value hierarchy:

	Level 1	Level 2	Total
	(in millions)
December 31, 2024:
Fixed Maturities:
Corporate	$—	$864	$864
U.S. Treasury, government and agency	—	95	95
States and political subdivisions	—	6	6
Foreign governments	—	14	14

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Level 1	Level 2	Total
	(in millions)
Common equity, REITs and preferred equity	348	91	439
Mutual funds	2	—	2
Collective Trust	—	67	67
Cash and cash equivalents	17	—	17
Short-term investments	—	40	40
Total Assets at Fair Value	367	1,177	1,544
Investments measured at NAV	—	—	440
Total Investments at Fair Value	$367	$1,177	$1,984

December 31, 2023:
Fixed Maturities:
Corporate	$—	$656	$656
U.S. Treasury, government and agency	—	367	367
States and political subdivisions	—	7	7
Foreign governments	—	15	15
Common equity, REITs and preferred equity	327	89	416
Mutual funds	14	—	14
Collective Trust	—	72	72
Cash and cash equivalents	12	—	12
Short-term investments	—	27	27
Total Assets at Fair Value	353	1,233	1,586
Investments measured at NAV	—	—	520
Total Investments at Fair Value	$353	$1,233	$2,106
As of December 31, 2024, assets classified as Level 1, Level 2 and Level 3 comprise approximately 18.5%, 59.3% and 0.0%, respectively, of qualified pension plan assets. As of December 31, 2023, assets classified as Level 1, Level 2 and Level 3 comprised approximately 16.8%, 58.5% and 0.0%, respectively, of qualified pension plan assets. There are no significant concentrations of credit risk arising within or across categories of qualified pension plan assets.
In addition to the plan assets above, the Company and certain subsidiaries purchased COLI policies on the lives of certain key employees. Under the terms of these polices the Company and these subsidiaries are named as beneficiaries. The purpose of the COLI policies is to provide the Company additional funds with which to satisfy various employee benefit obligations held by the Company, including those associated with its nonqualified defined benefit plans and post-retirement benefit plans. As of December 31, 2024 and 2023, the carrying value of COLI was $965 million and $921 million, respectively.
The following table lists investments for which NAV is calculated; NAV is used as a practical expedient to determine the fair value of these investments:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Practical Expedient Disclosure as of December 31, 2024 and 2023

Investment	Fair Value	Redemption Frequency (If currently eligible)	Redemption Notice Period	Unfunded Commitments
	(in millions)
December 31, 2024:
Private Equity Fund	$63	N/A (1) (2)	N/A	$12
Private Real Estate Investment Trust	341	Quarterly	One Quarter	—
Hedge Fund	36	Calendar Quarters (3)	Previous Quarter End	$22
Total (4)	$440

December 31, 2023:
Private Equity Fund	$71	N/A (1)(2)	N/A	$14
Private Real Estate Investment Trust	399	Quarterly	One Quarter	—
Hedge Fund	50	Calendar Quarters (3)	Previous Quarter End	$17
Total (4)	$520
_______________
(1)Cannot sell or transfer ownership interest without prior written consent to transfer, and by meeting several criteria (e.g., does not adversely affect other investors).
(2)Cannot sell interest in the vehicle without prior written consent of the managing member.
(3)March, June, September and December.
(4)Includes equity method investments of $92 million and $96 million as of December 31, 2024 and 2023, respectively.
Assumptions
Discount Rate
The benefits obligations and related net periodic costs of the Company’s qualified and non-qualified pension plans are measured using discount rate assumptions that reflect the rates at which the plans’ benefits could be effectively settled. Projected nominal cash outflows to fund expected annual benefits payments under each of the plans are discounted using a published high-quality bond yield curve as a practical expedient for a matching bond approach. Beginning in 2014, the Company uses the FTSE (formerly the Citigroup) Above Median Pension Discount Curve (the “FTSE Curve”) for this purpose. The Company has concluded that an adjustment to the FTSE Curve is not required after comparing the projected benefit streams of the plans to the cash flows and duration of the reference bonds.
Mortality
In 2019, the Society of Actuaries (“SOA”) released the PRI-2012 Mortality tables, and in October 2021, the MP-2021 mortality improvement scale was released. In 2024, the Company reviewed the mortality assumptions used for purposes of measuring and reporting its consolidated defined benefit plan obligations. As of December 31, 2024, the Company concluded to update the mortality basis from the RP-2000 base mortality table projected on a full generational basis with Scale BB mortality improvements to the PRI-2012 mortality tables projected on a full generational basis with MP-2021 mortality improvement scale. This reflects the most recently published tables by the SOA.
The following table discloses assumptions used to measure the Company’s pension benefit obligations and net periodic pension cost:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	December 31,
	2024	2023
Discount rates:
Equitable Financial QP	5.47%	4.92%
Equitable Excess Retirement Plan	5.40%	4.88%
MONY Life Retirement Income Security Plan for Employees	5.57%	5.00%
AB Qualified Retirement Plan	5.15%	5.40%
Other defined benefit plans	5.12% - 5.46%	4.74% - 5.00%
Periodic cost	4.74% - 5.50%	4.70% - 5.71%
Cash balance interest crediting rate for pre-April 1, 2012 accruals	4.00%	4.00%
Cash balance interest crediting rate for post-April 1, 2012 accruals	5.30%	2.50%

Rates of compensation increase:
Benefit obligation	5.94%	5.91%
Periodic cost	6.36%	6.36%

Expected long-term rates of return on pension plan assets (periodic cost)	7.00%	7.00%
The expected long-term rate of return assumption on plan assets is based upon the target asset allocation of the plan portfolio and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class. Prior to 1987, participants’ benefits under the Equitable Financial QP were funded through the purchase of non-participating annuity contracts from Equitable Financial. Benefit payments under these contracts were approximately $2 million and $2 million for 2024 and 2023, respectively.
The following table provides an estimate of future benefits expected to be paid in each of the next five years, beginning January 1, 2025, and in the aggregate for the five years thereafter. These estimates are based on the same assumptions used to measure the respective benefit obligations as of December 31, 2024 and include benefits attributable to estimated future employee service.

Calendar Year	Pension Benefits
(in millions)
2025	$196,110
2026	$214,646
2027	$184,354
2028	$179,312
2029	$171,031
2030 to 2034	$2,155,792
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
For 2024 and 2023, post-retirement benefits payments were $21 million and $19 million, respectively, net of employee contributions.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
The Company uses a December 31 measurement date for its post-retirement plans.
Components of Net Post-Retirement Benefits Costs

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Service cost	$1	$1	$2
Interest cost	16	17	10
Net amortization	(1)	(3)	6
Net periodic post-retirement benefits costs	$16	$15	$18

Changes in the accumulated benefits obligation of the Company’s post-retirement plans recognized in the accompanying consolidated financial statements are described in the following table:
Accumulated Post-Retirement Benefits Obligation

	December 31,
	2024	2023
	(in millions)
Accumulated post-retirement benefits obligation, beginning of period	$353	$349
Service cost	1	1
Interest cost	16	17
Contributions and benefits paid	(21)	(19)
Actuarial (gains) losses	(24)	5
Accumulated post-retirement benefits obligation, end of period	$325	$353

The post-retirement medical plan obligations of the Company are offset by an anticipated subsidy from Medicare Part D, which is assumed to increase with the healthcare cost trend.
Assumed Healthcare Cost Trend Rates used to Measure the Expected Cost of Benefits

	December 31,
	2024	2023
Following year	6.4%	7.0%
Ultimate rate to which cost increase is assumed to decline	3.9%	3.9%
Year in which the ultimate trend rate is reached	2092	2098

The following table discloses the amounts included in AOCI that have not yet been recognized as components of net periodic post-retirement benefits cost:

	December 31,
	2024	2023
	(in millions)
Unrecognized net actuarial (gains) losses	$19	$22
Unrecognized prior service (credit)	(18)	(21)
Total	$1	$1

The assumed discount rates for measuring the post-retirement benefit obligations as of December 31, 2024 and 2023 were determined in substantially the same manner as described above for measuring the pension benefit obligations. The following table discloses the range of discrete single equivalent discount rates and related net periodic cost at and for the years ended December 31, 2024 and 2023.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	December 31,
	2024	2023
Discount rates:
Benefit obligation	5.35% - 5.54%	4.87% - 4.98%
Periodic cost	4.85% - 4.98%	5.07% - 5.20%
The following table provides an estimate of future benefits expected to be paid in each of the next five years, beginning January 1, 2025, and in the aggregate for the five years thereafter. These estimates are based on the same assumptions used to measure the respective benefit obligations as of December 31, 2024 and include benefits attributable to estimated future employee service.

Calendar Year	Postretirement Benefits
(in millions)
2025	$28,080
2026	$27,666
2027	$27,252
2028	$26,759
2029	$26,388
2030 to 2034	$464,073
Post-Employment Benefits
The Company provides post-employment medical and life insurance coverage for certain disabled former employees. The accrued liabilities for these post-employment benefits were $1 million and $2 million, respectively, as of December 31, 2024 and 2023. The net post-employment benefits costs were $0 million for the years ended December 31, 2024 and 2023 and $1 million for year ended December 31, 2022.

17)    SHARE-BASED COMPENSATION PROGRAMS
Compensation costs for share-based payment arrangements as further described herein are as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Performance Shares	$22	$15	$31
Stock Options	—	—	1
Restricted Stock Units	288	278	296
Other compensation plans	3	1	—
Total compensation expenses	$313	$294	$328
Income Tax Benefit	$68	$58	$68

Since 2018, Holdings has granted equity awards under the Equitable Holdings, Inc. 2018 Omnibus Incentive Plan and the Equitable Holdings, Inc. 2019 Omnibus Incentive Plan (together the “Omnibus Plans”) which were adopted by Holdings on April 25, 2018 and February 28, 2019 respectively. Awards under the Omnibus Plans are linked to Holdings’ common stock. As of December 31, 2024, the common stock reserved and available for issuance under the Omnibus Plans was 17 million shares. Holdings may issue new shares or use common stock held in treasury for awards linked to Holdings’ common stock.
Retirement and Protection
Equity awards for R&P employees, financial professionals and directors in 2024, 2023 and 2022 were granted under the Omnibus Plans. All grants discussed in this section will be settled in shares of Holdings’ common stock.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
For awards with graded vesting schedules and service-only vesting conditions, including Holdings RSUs and other forms of share-based payment awards, the Company applies a straight-line expense attribution policy for the recognition of compensation cost. Actual forfeitures with respect to the 2024, 2023, and 2022 grants were considered immaterial in the recognition of compensation cost.
Annual Awards
Each year, the Compensation Committee of the Holdings’ Board of Directors approves an equity-based award program with awards under the program granted at its regularly scheduled meeting in February. Annual awards under Holdings’ equity programs for 2024, 2023, and 2022 consisted of a mix of equity vehicles including Holdings RSUs and Holdings performance shares. If Holdings pays any ordinary dividend in cash, all outstanding Holdings RSUs and performance shares will accrue dividend equivalents in the form of additional Holdings RSUs or performance shares to be settled or forfeited consistent with the terms of the related award.
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
Holdings Performance Shares
Holding performance shares granted to R&P employees are subject to performance conditions and a three-year cliff-vesting.
•The 2024 performance shares grant consist of two distinct tranches; one based on the Company’s 3-year growth rate on Non-GAAP Operating earnings per share (the “Non-GAAP Operating EPS performance shares”) and the other based on the Holdings’ relative total shareholder return targets (the “TSR Performance Shares”), each comprising approximately one-half of the award. Participants may receive from 0% to 200% of the unearned performance shares granted.
The grant-date fair value of the Non-GAAP Operating EPS performance shares is established once all applicable Non-GAAP Operating EPS performance shares targets are determined and approved. The fair value of the awards was measured using the closing price of the Holdings share on the grant date. The aggregate grant-date fair value of the unearned Non-GAAP Operating EPS performance shares will be recognized as compensation expense over the shorter of the cliff-vesting period or the period up to the date at which the participant becomes retirement eligible, but not less than one year.
•The 2023 and 2022 performance share grants consist of one tranche based on the Holdings’ relative total shareholder return targets (the “TSR Performance Shares”). Participants may receive from 0% to 200% of the unearned performance shares granted.
The grant-date fair value of the TSR Performance Shares granted in 2024, 2023, and 2022 were measured using a Monte Carlo approach with the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023	2022
Weighted-average assumptions used:
Risk-free interest rate	4.40%	4.31%	1.73%
Annualized volatility	32.72%	49.10%	47.10%

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Director Awards
Holdings makes annual grants of unrestricted Holdings shares to non-employee directors of Holdings, Equitable Financial and Equitable America. The fair value of these awards was measured using the closing price of Holdings shares on the grant date. These awards immediately vest and all compensation expense is recognized at the grant date.
Asset Management
Employees and directors in our Asset Management business participate in several unfunded long-term incentive compensation plans maintained by AB. Awards under these plans are linked to AB Holding Units.
Under the AB 2017 Long Term Incentive Plan (“2017 Plan”), which was adopted at a special meeting of AB Holding Unit holders held on September 29, 2017, the following forms of awards may be granted to AB employees and Directors: (i) restricted AB Holding Units or phantom restricted AB Holding Units (a “phantom” award is a contractual right to receive AB Holding Units at a later date or upon a specified event); (ii) options to buy AB Holding Units; and (iii) other AB Holding Unit-based awards (including, without limitation, AB Holding Unit appreciation rights and performance awards). The 2017 Plan will expire on September 30, 2027, and no awards under the 2017 Plan will be made after that date. Under the 2017 Plan, the aggregate number of AB Holding Units with respect to which awards may be granted is 60.0 million, including no more than 30.0 million newly-issued AB Holding Units.
AB engages in open-market purchases of AB Holding Units to help fund anticipated obligations under its long-term incentive compensation plans and for other corporate purposes. During 2024, 2023, and 2022 AB purchased 4.5 million, 4.7 million and 5.2 million AB Holding Units for $156 million, $144 million and $212 million, respectively. These amounts reflect open-market purchases of 1.8 million, 2.0 million and 2.3 million AB Holding Units for $60.1 million, $62.6 million and $92.7 million, respectively, with the remainder relating to purchases of AB Holding Units from AB employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by AB Holding Units purchased by AB employees as part of a distribution reinvestment election.
During 2024, 2023, and 2022 AB granted 5.9 million, 5.6 million and 4.7 million restricted AB Holding units to AB employees and directors, respectively.
During 2024 and 2023, AB Holding had no options issued and exercised. In 2022, AB Holding issued 6 thousand AB Holding Units upon exercise of options with the proceeds of $100 thousand received from employees as cash payment for the exercise price to purchase the equivalent number of newly-issued AB Holding Units.
As of December 31, 2024, no options to buy AB Holding Units had been granted and 36 million AB Holding Units, net of withholding tax requirements, were subject to other AB Holding Unit awards made under the 2017 Plan or an equity compensation plan with similar terms that was canceled in 2017. AB Holding Unit-based awards (including options) in respect of 24 million AB Holding Units were available for grant as of December 31, 2024.
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
Summary of Stock Option Activity
A summary of activity in the Holdings and AXA option plans during 2024 as follows:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Options Outstanding
	EQH Shares		AXA Ordinary Shares
	Number Outstanding (in 000’s)	Weighted Average Exercise Price	Number Outstanding (in 000’s)	Weighted Average Exercise Price
Options outstanding as of beginning of period	1,755	$21.94	380	€22.56
Options granted	—	—	—	—
Options exercised	(622)	21.24	(247)	23.10
Options forfeited, net	—	—	—	—
Options expired	—	—	—	—
Options outstanding as of end of period	1,133	$22.33	133	€21.56
Aggregate intrinsic value (1)		$28,143		€1,699
Weighted average remaining contractual term (in years)	4.80		2.55
Options exercisable at December 31, 2024	1,133	$22.33	133	€21.56
Aggregate intrinsic value (1)		$28,143		€1,699
Weighted average remaining contractual term (in years)	4.80		2.55
_______________
(1)    Aggregate intrinsic value, presented in thousands, is calculated as the excess of the closing market price on December 31, 2024 of the respective underlying shares over the strike prices of the option awards. For awards with strike prices higher than market prices, intrinsic value is shown as zero.
During years ended December 31, 2024, 2023, and 2022, there were no stock options granted.
Summary of Restricted Stock Unit Award Activity
The market price of a Holdings share is used as the basis for the fair value measure of a Holdings RSU. For purposes of determining compensation cost for stock-settled Holdings RSUs, fair value is fixed at the grant date until settlement, absent modification to the terms of the award.
As of December 31, 2024, approximately 2.7 million Holdings RSUs remain unvested. Unrecognized compensation cost related to these awards totaled approximately $35 million and is expected to be recognized over a weighted-average period of 1.6 years.
As of December 31, 2024, approximately 12 million AB Holding Unit awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $94 million is expected to be recognized over a weighted-average period of 5.4 years.
The following table summarizes Holdings restricted share units activity for 2024.

	Shares of Holdings Restricted Stock Units (in 000’s)	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	2,731	$32.18
Granted	1,444	34.08
Forfeited	(109)	32.40
Vested	(1,371)	31.49
Unvested as of December 31, 2024	2,695	$33.54
Summary of Performance Award Activity
As of December 31, 2024, approximately 1.3 million Holdings awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $14 million and is expected to be recognized over a weighted-average period of 1.5 years.
The following table summarizes Holdings performance awards activity for 2024.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Shares of Holdings Performance Awards (in 000’s)	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	1,313	$32.98
Granted	503	33.79
Forfeited	(20)	37.17
Vested	(198)	33.13
Performance Adjustment (1)	(262)	$33.11
Unvested as of December 31, 2024	1,336	$36.46
_______________
(1)Represents the difference between the target shares granted and the actual shares vested based upon the achievement level of performance measures.

18)    INCOME TAXES
Income from operations before income taxes included income (loss) from domestic operations of $1.9 billion, $0.6 billion and $2.9 billion for the years ended December 31, 2024, 2023 and 2022, and income from foreign operations of $209 million, $105 million and $135 million for the years ended December 31, 2024, 2023 and 2022. Approximately $63 million, $37 million and $35 million of the Company’s income tax expense is attributed to foreign jurisdictions for the years ended December 31, 2024, 2023 and 2022.
A summary of the income tax (expense) benefit in the consolidated statements of income (loss) follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Income tax (expense) benefit:
Current (expense) benefit	$(142)	$(29)	$(5)
Deferred (expense) benefit	(146)	934	(593)
Total	$(288)	$905	$(598)
The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 21%. The sources of the difference and their tax effects were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Expected income tax (expense) benefit	$(443)	$(155)	$(630)
Noncontrolling interest	88	62	40
Non-taxable investment income	121	64	53
Tax audit interest	(28)	(23)	(13)
State income taxes	(40)	(42)	(63)
Tax settlements/uncertain tax position release	(6)	(4)	—
Tax credits	29	15	22
Valuation allowance	—	1,000	—
Other	(9)	(12)	(7)
Income tax (expense) benefit	$(288)	$905	$(598)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
The components of the net deferred income taxes are as follows:

	December 31,
	2024		2023
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Compensation and related benefits	$217	$—	$230	$—
Net operating loss and credits	272	—	151	—
Reserves and reinsurance	1,984	—	1,581	—
DAC	—	1,141	—	1,078
Unrealized investment gains/losses	1,683	—	1,472	—
Investments	—	386	—	217
Other	—	197	187	—
Valuation allowance	(217)	—	(234)	—
Total	$3,939	$1,724	$3,387	$1,295
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
For the year ended December 31, 2024, the Company recorded a decrease to the valuation allowance of $17 million due to changes in the value of the available for sale portfolio that will not be held to recovery. This adjustment was recorded in other comprehensive income. For the year ended December 31, 2023, the Company recorded decreases to the valuation allowance of $336 million in other comprehensive income and $1.0 billion in net income. As of the years ended December 31, 2024 and 2023, a valuation allowance of $217 million and $234 million, respectively, remains against the portion of the deferred tax asset that is still not more-likely-than-not to be realized.
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in accumulated other comprehensive income related to available for sale securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.
The Company has Federal net operating loss carryforwards of $510 million and $279 million, for the years ending December 31, 2024 and 2023, respectively, which do not expire.

The Company provides income taxes on the unremitted earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are indefinitely reinvested outside the United States. As of December 31, 2024, $30 million of undistributed earnings of non-U.S. corporate subsidiaries were permanently invested outside the United States. At existing applicable income tax rates, additional taxes of approximately $8 million would need to be provided if such earnings are remitted.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Balance, beginning of period	$322	$314	$323
Additions for tax positions of prior years	8	11	(9)
Reductions for tax positions of prior years	—	(3)	—
Additions for tax positions of current year	—	—	—
Settlements with tax authorities	—	—	—
Balance, end of period	$330	$322	$314

Unrecognized tax benefits that, if recognized, would impact the effective rate	$74	$59	$58
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties included in the amounts of unrecognized tax benefits as of December 31, 2024 and 2023 were $114 million and $86 million, respectively. For 2024, 2023 and 2022, respectively, there were $28 million, $23 million and $13 million in interest expense (benefit) related to unrecognized tax benefits.
It is reasonably possible that the total amount of unrecognized tax benefits will change within the next 12 months due to the conclusion of IRS proceedings and the addition of new issues for open tax years. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.
As of December 31, 2024, tax years 2014 through 2018 and 2020 through 2024 remain subject to examination by the IRS.

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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2024, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100 million.
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
One action is pending against Equitable Financial in New York state court. In July 2022, the trial court in Hobish v. AXA Equitable Life Insurance Company, granted in significant part Equitable Financial’s motion for summary judgment and denied plaintiff’s cross motion. That plaintiff appealed but the appellate court affirmed the trial court’s decision. In March 2024, the intermediate appellate court granted plaintiff’s motion for leave to appeal to the state’s highest appellate court. Equitable Financial is vigorously defending each of these matters.
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $336 million and pledged collateral with a carrying value of $11.7 billion as of December 31, 2024. Equitable America has purchased FHLB stock of $4 million as of December 31, 2024.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Change in FHLB Funding Agreements during the Year Ended December 31, 2024

	Outstanding Balance at December 31, 2023	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at December 31, 2024
	(in millions)
Short-term funding agreements:
Due in one year or less	$6,168	$66,160	$(66,610)	$125	$—	$5,843
Long-term funding agreements:
Due in years two through five	799	—	—	30	—	829
Due in more than five years	648	—	—	(155)	—	493
Total long-term funding agreements	1,447	—	—	(125)	—	1,322
Total funding agreements (1)	$7,615	$66,160	$(66,610)	$—	$—	$7,165
_____________
(1)The $2 million and $3 million difference between the funding agreements carrying value shown in fair value table for December 31, 2024 and 2023, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
FABN
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or other foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4 of the Notes to these Consolidated Financial Statements. As of December 31, 2024, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $10.0 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes Equitable Financial’s activity of funding agreements under the FABN program.
Change in FABN Funding Agreements during the Year Ended December 31, 2024

	Outstanding Balance at December 31, 2023	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at December 31, 2024
	(in millions)
Short-term funding agreements:
Due in one year or less	$1,000	$—	$(1,000)	$1,050	$—	$—	$1,050
Long-term funding agreements:
Due in years two through five	4,984	500	—	(1,050)	—	(41)	4,393
Due in more than five years	300	—	—	—	—	—	300
Total long-term funding agreements	5,284	500	—	(1,050)	—	(41)	4,693
Total funding agreements (1)	$6,284	$500	$(1,000)	$—	$—	$(41)	$5,743
_____________
(1)The $18 million and $17 million difference between the funding agreements notional value shown and carrying value table as of December 31, 2024 and 2023, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
FABCP
In May 2023, Equitable Financial and Equitable America established a FABCP program, pursuant to which a SPLLC may issue commercial paper and deposit the proceeds with Equitable Financial or Equitable America pursuant to a funding agreement issued by Equitable Financial or Equitable America to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP program is $3.0 billion for Equitable Financial and $1.0 billion for Equitable America. As of December 31, 2024, Equitable Financial and Equitable America had $75 million and $0 million outstanding under the program, respectively.
Credit Facilities
For information regarding activity pertaining to our credit facilities arrangements, see Note 14 of the Notes to these Consolidated Financial Statements.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of December 31, 2024, these arrangements include commitments by the Company to provide equity financing of $1.2 billion to certain limited partnerships and real estate joint ventures under certain conditions as well as a guarantee of a subsidiary’s performance under a reinsurance arrangement that will no longer be in effect once certain conditions at the subsidiary are met and notice is provided. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of December 31, 2024. The Company had $445 million of commitments under existing mortgage loan agreements as of December 31, 2024.
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
20)    INSURANCE STATUTORY FINANCIAL INFORMATION
In accordance with statutory accounting practices, the following table presents the Company’s best estimate of the combined statutory net income (loss), surplus, capital stock & AVR, and securities on deposits for Equitable Financial, Equitable America and Equitable L&A as of the date the Company files this Annual Report.

	2024	2023	2022
	(in millions)
Years Ended December 31,
Combined statutory net income (loss)	$184	$(1,549)	$148

As of December 31,
Combined surplus, capital stock and AVR	$6,342	$6,776
Combined securities on deposits in accordance with various government and state regulations	$18	$18

In 2024, Equitable Financial did not pay a dividend. In 2023 and 2022, Equitable Financial paid to its direct parent, which subsequently distributed such amount to Holdings, an ordinary shareholder dividend of $1.7 billion and $930 million, respectively.
In 2024, Equitable America paid to its direct parent, which subsequently distributed such amount to Holdings, an ordinary shareholder dividend of $441 million and extraordinary shareholder dividends of $260 million. In 2023 and 2022 Equitable America did not pay a dividend.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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
Applying the formulas above, Equitable Financial is not permitted to pay an Ordinary Dividend in 2025.
Under Arizona Insurance Law, which are applicable to Equitable America, a domestic life insurer may without prior approval of the Arizona Superintendent, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. Based on this formula, the Company estimates it could pay an ordinary dividend of up to approximately $347 million during 2025.
Intercompany Reinsurance
Equitable Financial and Equitable America cede a portion of their statutory reserves to EQ AZ Life Re, a captive reinsurer, as part of the Company’s capital management strategy. EQ AZ Life Re prepares financial statements in a special purpose framework for statutory reporting. Equitable Financial and Equitable America receive statutory reserve credits for reinsurance treaties with EQ AZ Life Re to the extent EQ AZ Life Re holds assets in an irrevocable trust (the “EQ AZ Life Re Trust”). As of December 31, 2024, EQ AZ Life Re holds $1.3 billion of assets in the EQ AZ Life Re Trust and letters of credit of $1.9 billion that are guaranteed by Holdings. Under the reinsurance transactions, EQ AZ Life Re is permitted to transfer assets from the EQ AZ Life Re Trust under certain circumstances. The level of statutory reserves held by EQ AZ Life Re fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or additional letters of credit be secured, which could adversely impact EQ AZ Life Re’s liquidity.
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
Prescribed and Permitted Accounting Practices
As of December 31, 2024, the following five prescribed and permitted practices resulted in net income (loss) and capital and surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the General Account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was a decrease of approximately $115 million in statutory special surplus funds as of December 31, 2024. The Reinsurance Treaty reduced the amount of interest rate hedging needed at Equitable Financial going forward, affecting future deferrals, but leaves our historical SSAP 108 deferred amounts unchanged. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable transaction.
The Manual has been adopted as a component of prescribed or permitted practices by the State of New York. However, Reg 213 adopted in May of 2019 and as amended in February 2020 and March 2021, differs from the NAIC variable annuity reserve and capital framework. Reg 213 requires Equitable Financial to carry statutory basis reserves for its variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the first amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that in current market conditions imposes more conservative reserving requirements for variable annuity contracts than the NAIC standard.
The impact of the application of Reg 213 was a decrease of approximately $101 million in statutory surplus as of December 31, 2024 compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of September 30, 2022, Equitable Financial’s Reg 213 reserves were 100% phased-in. As of December 31, 2024, given the prevailing market conditions and business mix, there are $89 million Reg 213 redundant reserves over the US RBC CTE 98 total asset requirement (“TAR”).
During the fourth quarter 2020, Equitable Financial received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our Structured Capital Strategies product and Separate Account No. 69 (“SA 69”) for our EQUI-VEST product Structured Investment Option, to change the accounting basis of these two non-insulated Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law to align with how we manage and measure our overall General Account asset portfolio. In order to facilitate this change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $2.3 billion in statutory surplus as of December 31, 2024.
During 2022, Equitable America received approval from the Arizona Department of Insurance and Financial Institutions pursuant to A.R.S. 20-515 for Separate Account No. 68A (“SA 68A”) for our Structured Capital Strategies product, Separate Account No. 69A (“SA 69A”) for our EQUI-VEST product Structured Investment Option and Separate Account No. 71A (“SA 71A”) for our Investment Edge Structured Investment Option, to permit us to use book value as the accounting basis of these three non-insulated Separate Accounts instead of fair value in accordance with the Manual to align with how we manage and measure our overall General Account asset portfolio. The impact of the application is a decrease of approximately $78 million in statutory surplus as of December 31, 2024.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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
The impact of applying this revised permitted practice relative to SSAP 108 was an increase of approximately $1.4 billion in statutory special surplus funds as of December 31, 2024.
Differences between SAP and U.S. GAAP
Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from U.S. GAAP. The differences between statutory surplus and capital stock determined in accordance with SAP and total equity under U.S. GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders’ account balances under SAP differ from U.S. GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under U.S. GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) under SAP, Federal income taxes are provided on the basis of amounts currently payable with limited recognition of deferred tax assets while under U.S. GAAP, deferred taxes are recorded for temporary differences between the financial statements and tax basis of assets and liabilities where the probability of realization is reasonably assured; (e) the valuation of assets under SAP and U.S. GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) the valuation of the investment in AB and AB Holding under SAP reflects a portion of the market value appreciation rather than the equity in the underlying net assets as required under U.S. GAAP; (g) reporting the surplus notes as a component of surplus in SAP but as a liability in U.S. GAAP; (h) computer software development costs are capitalized under U.S. GAAP but expensed under SAP; (i) certain assets, primarily prepaid assets, are not admissible under SAP but are admissible under U.S. GAAP; and (j) cost of reinsurance which is recognized as expense under SAP and amortized over the life of the underlying reinsured policies under U.S. GAAP.
21)    BUSINESS SEGMENT INFORMATION
We have six reportable segments: Individual Retirement, Group Retirement, Asset Management, Protection Solutions, Wealth Management and Legacy.
These segments reflect the manner by which the Company’s chief operating decision maker (“CODM”) views and manages the business. A brief description of these segments follows:
•The Individual Retirement (“IR”) segment offers a diverse suite of variable annuity products which are primarily sold to affluent and high net worth individuals saving for retirement or seeking retirement income.
•The Group Retirement (“GR”) segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities, and not-for-profit entities, as well as small and medium-sized businesses.
•The Asset Management (“AM”) segment provides diversified investment management and related solutions globally to a broad range of clients through three main client channels - Institutional, Retail and Private Wealth.
•The Protection Solutions (“PS”) segment includes our life insurance and group EB businesses.
•The Wealth Management (“WM”) segment offers discretionary and non-discretionary investment advisory accounts, financial planning and advice, life insurance, and annuity products through Equitable Advisors.
•The Legacy (“L”) segment primarily consists of the capital intensive fixed-rate GMxB business written in the Individual Retirement market prior to 2011.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
The CODM is the chief executive officer and President of Holdings. The CODM evaluates the reported measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. Significant segment expenses are part of the CODM review and are critically important to understand the level of profitability of operating segments but also the overall company performance. This assessment will inform the way the allocation of resources will be done among the different operating segments.
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
In the fourth quarter of 2023, the Company updated its operating earnings measure to exclude the impact of realized amounts related to equity classified instruments. The recognition of the realized capital gains and losses from investments in current net investment income is generally considered distortive and not reflective of the ongoing core business activities of the segments. The presentation of operating earnings in prior periods was not revised to reflect this modification. The impact to operating earnings was immaterial for the year ended December 31, 2023.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
The presentation of operating earnings in prior periods was not revised to reflect this modification, however, the Company estimated that allocating collateral expense to the segments for the year ended December 31, 2023 and 2022, respectively, would have resulted in a decrease to operating earnings of $4.0 million and $0.8 million for Individual Retirement, $7.7 million and $1.4 million for Group Retirement, $21.9 million and $2.5 million for Protection Solutions, $4.2 million and $1.0 million for Legacy, and an increase of $37.8 million and $5.7 million for Corporate and Other. Total Company operating earnings were not impacted.
During the third quarter 2024, the Company moved revenues and expenses related to payout annuitizations from the Legacy segment to the Individual Retirement segment. Now all payout annuities will be reported within the Individual Retirement segment as the block is managed on an aggregate basis. Prior periods have been recast to reflect this change.
Revenues derived from any customer did not exceed 10% of revenues for the years ended December 31, 2024, 2023 and 2022.
The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.
The table below presents operating earnings (loss) by segment and Corporate and Other (C&O):

	Year Ended December 31, 2024
	IR	GR	AM	PS	WM	L	C&O	Eliminations	Total
	(in millions)
Segment revenues	$3,656	$1,194	$4,479	$3,329	$1,796	$498	$944	$(906)	$14,990

Benefits and other deductions
Policyholders’ benefits	324	—	—	1,901	—	1	470	—	2,696
Interest credited to policyholders’ account balances	1,208	227	—	534	—	33	509	—	2,511
Commissions and distribution related payments	356	170	742	172	1,133	160	20	(857)	1,896
Amortization of deferred policy acquisition costs	460	54	—	125	—	62	10	—	711
Compensation and benefits	48	37	1,788	137	314	30	13	—	2,367
Interest expense and financing fees	—	—	44	1	—	—	222	(26)	241
Significant segment expenses	2,396	488	2,574	2,870	1,447	286	1,244	(883)	10,422
Other segment items (1)	154	100	821	243	105	60	178	(23)	1,638
Income taxes	(153)	(84)	(178)	(30)	(60)	(21)	71	—	(455)
Less: Operating (earnings) loss attributable to the noncontrolling interest	—	—	427	—	—	—	41	—	468
Operating earnings (loss)	$953	$522	$479	$186	$184	$131	$(448)	$—	$2,007
_____________
(1)Other segment items include Remeasurment for liability for future policy benefits and Other operating expenses and costs. Additionally, other segment items reflected in Asset Management segment is primarily driven by other operating expense and costs related to general and administrative costs and promotion and servicing expenses.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2023
	IR	GR	AM	PS	WM	L	C&O	Eliminations	Total
	(in millions)
Segment revenues	$2,913	$1,021	$4,117	$3,180	$1,551	$531	$1,118	$(810)	$13,621

Benefits and other deductions
Policyholders’ benefits	299	—	—	1,975	—	—	486	—	2,760
Interest credited to policyholders’ account balances	708	215	—	520	—	36	604	—	2,083
Commissions and distribution related payments	262	155	610	158	968	171	18	(752)	1,590
Amortization of deferred policy acquisition costs	388	59	—	120	—	63	11	—	641
Compensation and benefits	57	27	1,736	116	285	28	20	—	2,269
Interest expense and financing fees	1	—	54	5	—	—	229	(37)	252
Significant segment expenses	1,715	456	2,400	2,894	1,253	298	1,368	(789)	9,595
Other segment items (1)	138	86	831	225	88	52	162	(21)	1,561
Income taxes	(176)	(80)	(126)	(10)	(51)	(30)	72	—	(401)
Less: Operating (earnings) loss attributable to the noncontrolling interest	—	—	349	—	—	—	21	—	370
Operating earnings (loss)	$884	$399	$411	$51	$159	$151	$(361)	$—	$1,694
_____________
(1)Other segment items include Remeasurment for liability for future policy benefits and Other operating expenses and costs. Additionally, other segment items reflected in Asset Management segment is primarily driven by other operating expense and costs related to general and administrative costs and promotion and servicing expenses.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2022
	IR	GR	AM	PS	WM	L	C&O	Eliminations	Total
	(in millions)
Segment revenues	$2,279	$1,158	$4,105	$3,120	$1,446	$568	$910	$(760)	$12,826

Benefits and other deductions
Policyholders’ benefits	222	—	—	1,896	—	1	509	—	2,628
Interest credited to policyholders’ account balances	327	281	—	511	—	40	251	—	1,410
Commissions and distribution related payments	236	154	630	142	940	186	15	(736)	1,567
Amortization of deferred policy acquisition costs	334	59	—	117	—	65	11	—	586
Compensation and benefits	21	18	1,647	76	313	11	23	—	2,109
Interest expense and financing fees	1	$1	18	1	—	—	205	—	226
Significant segment expenses	1,141	513	2,295	2,743	1,253	303	1,014	(736)	8,526
Other segment items (1)	145	105	872	260	57	50	313	(24)	1,778
Income taxes	(173)	(94)	(162)	(20)	(35)	(38)	73	—	(449)
Less: Operating (earnings) loss attributable to the noncontrolling interest	—	—	352	—	—	—	(5)	—	347
Operating earnings (loss)	$820	$446	$424	$97	$101	$177	$(339)	$—	$1,726
_____________
(1)Other segment items include Remeasurment for liability for future policy benefits and Other operating expenses and costs. Additionally, other segment items reflected in Asset Management segment is primarily driven by other operating expense and costs related to general and administrative costs and promotion and servicing expenses.
The table below presents a reconciliation to net income (loss) attributable to Holdings:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Net income (loss) attributable to Holdings	$1,307	$1,302	$2,153
Adjustments related to:
Variable annuity product (1)	606	607	(2,193)
Investment (gains) losses	133	713	945
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	60	39	82
Other adjustments (2) (3) (4) (6)	93	351	605
Income tax expense (benefit) related to above adjustments	(187)	(359)	118
Non-recurring tax items (5)	(5)	(959)	16
Operating earnings (loss)	$2,007	$1,694	$1,726
______________
(1)Includes the impact of favorable assumption updates of $16 million for the year ended December 31, 2024, respectively, and $40 million for the year ended December 31, 2023, respectively. Includes the impact of unfavorable assumption updates of $204 million for the year ended December 31, 2022.
(2)Includes certain gross legal expenses related to the COI litigation of $106 million, $144 million and $218 million for the year ended December 31, 2024, 2023 and 2022, respectively. Includes policyholder benefit costs of $75 million for the year ended December 31, 2022 stemming from a deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
settlement market. Includes the impact of unfavorable annual actuarial assumptions updates related to LFPB of $61 million for the year ended December 31, 2023.
(3)For the year ended December 31, 2024, includes $82 million of the gain on sale on AB's Bernstein Research Service attributable to Holdings.
(4)For the year ended December 31, 2024, includes $78 million contingent payment gain recognized in connection with the fair value adjustment related to our contingent payment liability associated with our acquisition of CarVal in 2022.
(5)For the year ended December 31, 2024 and 2023, respectively, non-recurring tax items reflect primarily the effect of uncertain tax positions for a given audit period. A decrease of the deferred tax valuation allowance of $1.0 billion during year ended December 31, 2023.
(6)Includes Non-GMxB related derivative hedge gains and losses of $6 million, $26 million and $(34) million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The table below presents revenues by segment and C&O:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Segment revenues:
Individual Retirement (1)	$3,656	$2,913	$2,279
Group Retirement (1)	1,194	1,021	1,158
Asset Management (2)	4,479	4,117	4,105
Protection Solutions (1)	3,329	3,180	3,120
Wealth Management (3)	1,796	1,551	1,446
Legacy (1)	498	531	568
Corporate and Other (1)	944	1,118	910
Eliminations	(906)	(810)	(760)

Adjustments related to:
Variable annuity product features, excluding change in MRBs (4)	(2,589)	(2,414)	913
Investment gains (losses), net	(133)	(713)	(945)
Other adjustments to segment revenues (4)	169	34	(150)
Total revenues	$12,437	$10,528	$12,644
______________
(1)Includes investment expenses charged by AB of $144 million, $140 million and $110 million for the years ended December 31, 2024, 2023 and 2022, respectively, for services provided to the Company.
(2)Inter-segment investment management and other fees of $166 million, $160 million and $134 million for the years ended December 31, 2024, 2023 and 2022, respectively, are included in segment revenues of the Investment Management and Research segment.
(3)Inter-segment distribution fees of $857 million, $752 million and $736 million for the years ended December 31, 2024, 2023 and 2022, respectively, are included in segment revenues of the Wealth Management segment.
(4)Prior periods were revised to conform with current presentation.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Total assets by segment were as follows:

	December 31, 2024	December 31, 2023
	(in millions)
Total assets by segment:
Individual Retirement	$110,358	$90,805
Group Retirement	51,269	47,260
Asset Management	10,514	11,088
Protection Solutions	41,583	38,933
Wealth Management	168	144
Legacy	42,518	49,487
Corporate and Other	39,456	39,097
Total assets	$295,866	$276,814
22)    EQUITY
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	December 31,
	2024			2023
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Series A	32,000	32,000	32,000	32,000	32,000	32,000
Series B	20,000	17,773	17,773	20,000	20,000	20,000
Series C	12,000	12,000	12,000	12,000	12,000	12,000
Total	64,000	61,773	61,773	64,000	64,000	64,000
Series A Fixed Rate Noncumulative Perpetual Preferred Stock
In November and December 2019, Holdings’ issued a total of 32 million depositary shares, each representing a 1/1,000th interest in share of Series A Preferred Stock, $1.00 par value per share, with a liquidation preference of $25,000 per share, for aggregate net cash proceeds of $775 million ($800 million gross). The preferred stock ranks senior to Holdings’ common stock with respect to the payment of dividends and liquidation. Holdings’ will pay dividends on the Series A Preferred Stock on a noncumulative basis only when, as and if declared by the Company’s Board of Directors (or a duly authorized committee of the Board) and will be payable quarterly in arrears, at an annual rate of 5.25% on the stated amount per share. In connection with the issuance of the depositary shares and the underlying Series A Preferred Stock, Holdings’ incurred $25 million of issuance costs, which has been recorded as a reduction of additional paid-in capital. The Series A Preferred Stock is redeemable at Holdings’ option, in whole or in part, at a redemption price of $25,000 per share of preferred stock, plus declared and unpaid dividends.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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
On December 19, 2024, Holdings redeemed and retired $55 million of Series B Preferred Stock.
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
Dividends to Shareholders
Dividends declared per share were as follows for the periods indicated:

	Year ended December 31,
	2024	2023	2022
Series A dividends declared	$1,313	$1,313	$1,313
Series B dividends declared	$1,238	$1,238	$1,238
Series C dividends declared	$1,075	$1,075	$1,075
Common Stock
Dividends declared per share of common stock were as follows for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Dividends declared	$0.94	$0.86	$0.78

Share Repurchase
On February 5, 2024, the Company’s Board of Directors authorized a new $1.3 billion share repurchase program. Under these programs, the Company may, from time to time purchase shares of its common stock through various means. The Company may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate the Company to purchase any particular number of shares. As of December 31, 2024 Holdings had $445 million of authorized capacity remaining.
For the years ended December 31, 2024, 2023 and 2022, the Company repurchased approximately 25.7 million, 32.8 million and 28.2 million shares of its common stock at a total cost of approximately $1.0 billion, $0.9 billion and $0.8 billion, respectively through open market repurchases, ASRs and privately negotiated transactions. The repurchased common stock was recorded as treasury stock in the consolidated balance sheets. For the years ended December 31, 2024, 2023 and 2022, the Company reissued approximately 1.8 million, 1.5 million and 2.0 million shares of its treasury stock, respectively. For the year ended December 31, 2024, 2023 and 2022, the Company retired approximately 13.2 million, 17.4 million, and 12.5 million shares of its treasury stock, respectively.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Accelerated Share Repurchase Agreement
In December 2024 Holdings entered into an ASR with a third-party financial institution to repurchase an aggregate of $32 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a pre-payment in December of $32 million and received initial delivery of 550,301 Holdings’ shares. The ASR terminated in January 2025, at which time an additional 105,468 shares of common stock were received.
In September 2024, Holdings established an obligation to enter into an ASR with a third-party financial institution to repurchase an aggregate of $105 million of Holdings’ common stock. Pursuant to the ASR, on October 2nd, 2024, Holdings made a pre-payment of $105 million and received initial delivery of 2 million shares. The ASR terminated in November 2024, at which time an additional 369,316 shares of common stock were received.
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
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances were as follows:

	December 31,
	2024	2023
	(in millions)
Unrealized gains (losses) on investments	$(7,334)	$(6,638)
Market risk benefits - instrument-specific credit risk component	(1,125)	(633)
Liability for future policy benefits - current discount rate component	372	182
Defined benefit pension plans	(579)	(652)
Foreign currency translation adjustments	(88)	(76)
Total accumulated other comprehensive income (loss)	(8,754)	(7,817)
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(42)	(40)
Accumulated other comprehensive income (loss) attributable to Holdings	$(8,712)	$(7,777)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
The components of OCI, net of taxes were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period (1)	$(874)	$1,954	$(13,637)
(Gains) losses reclassified into net income (loss) during the period (2)	47	445	685
Net unrealized gains (losses) on investments	(827)	2,399	(12,952)
Adjustments for policyholders’ liabilities, insurance liability loss recognition and other	67	(22)	346
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(224), $206 and $(1,364))	(760)	2,377	(12,606)
Change in LFPB discount rate and MRB credit risk, net of tax
Changes in market risk benefits - instrument-specific credit risk (net of deferred income tax expense (benefit) of $(103), $(273)and $332)	(389)	(1,027)	1,249
Changes in liability for future policy benefits - current discount rate (net of deferred income tax expense (benefit) of $40, $(36) and $285)	150	(137)	1,074
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost (3)	73	(3)	18
Change in defined benefit plans (net of deferred income tax expense (benefit) of $18, $3 and $(1) )	73	(3)	18
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	(11)	15	(46)
Foreign currency translation adjustment	(11)	15	(46)
Total other comprehensive income (loss), net of income taxes	(937)	1,225	(10,311)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	(2)	10	(16)
Other comprehensive income (loss) attributable to Holdings	$(935)	$1,215	$(10,295)
______________
(1)For 2022, unrealized gains (losses) arising during the period is presented net of a valuation allowance of $1.6 billion established during the fourth quarter of 2022. The Company established the valuation allowance against its deferred tax assets related to unrealized capital losses in the available for sale securities portfolio. As of December 31, 2024 and 2023, a valuation allowance of $217 million and $234 million, respectively, remains against the portion of the deferred tax asset that is still not more-likely-than-not to be realized. See Note 18 of the Notes to these Consolidated Financial Statements for details on the valuation allowance.
(2)See “Reclassification adjustment” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(12) million, $(118) million, and $(182) million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
23)    EARNINGS PER COMMON SHARE
The following table presents a reconciliation of net income (loss) and weighted-average common shares used in calculating basic and diluted EPS for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding — basic	321.2	350.1	377.6
Effect of dilutive securities:
Employee share awards (1)	3.6	1.5	2.3
Weighted-average common shares outstanding — diluted	324.8	351.6	379.9

Net income (loss):
Net income (loss)	$1,823	$1,643	$2,394
Less: Net income (loss) attributable to the noncontrolling interest	516	341	241
Net income (loss) attributable to Holdings	1,307	1,302	2,153
Less: Preferred stock dividends	80	80	80
Net income (loss) available to Holdings’ common shareholders	$1,227	$1,222	$2,073

EPS:
Basic	$3.82	$3.49	$5.49
Diluted	$3.78	$3.48	$5.46
_____________
(1)Calculated using the treasury stock method.
For the years ended December 31, 2024, 2023 and 2022, 2.7 million, 3.5 million, and 3.9 million of outstanding stock awards, respectively, were not included in the computation of diluted EPS because their effect was anti-dilutive.
24)    REDEEMABLE NONCONTROLLING INTEREST
During the fourth quarter of 2024, the Company deconsolidated one of its funds as it reached its deconsolidation threshold. This resulted in a $1.0 billion reduction in redeemable noncontrolling interest.
The changes in the components of redeemable noncontrolling interests were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Balance, beginning of period	$770	$455	$468
Net earnings (loss) attributable to redeemable noncontrolling interests	61	44	(59)
Deconsolidated funds	(1,040)	—	—
Purchase/change of redeemable noncontrolling interests	334	271	46
Balance, end of period	$125	$770	$455
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
AB has deconsolidated the BRS business and retained the Bernstein Private Wealth Management business within its existing U.S. broker dealer, SCB LLC. AB’s Private Wealth Management business continues to operate through SCB LLC and SCB LLC continues to serve as custodian for substantially all Private Wealth assets under management. AB continues to serve as investment adviser to these Private Wealth clients. Further AB entered into certain transition services agreements with the JVs in connection with the divestiture of the BRS business. From April 1, 2024 through December 31, 2024 AB provided services and recognized revenues of $36 million associated with these transition services agreements.
The net carrying amount of the BRS business assets and liabilities included in the sale was $312 million. As a result of the sale, AB recognized a pre-tax gain of $135 million during the second quarter of 2024. AB deconsolidated approximately $312 million of net assets and liabilities of the BRS business and contributed those assets and liabilities to the JVs. AB recorded an initial investment in each JV, at fair value, using the equity method of investment totaling $284 million. The fair value of the equity method investments was determined using a dividend discount model whereby a forecast of net income attributable to each of the JVs is discounted using an estimated cost of capital to determine the present value of expected future dividends.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
The following table summarizes the assets and liabilities classified as held-for-sale on the Company’s consolidated balance sheets:

December 31, 2023 (1)
(in millions)
Cash and cash equivalents	$153
Broker-dealer related receivables	107
Trading securities, at fair value	17
Goodwill and other intangible assets, net	164
Other assets (2)	124
Total assets held-for-sale	$565

Broker-dealer related payables	$39
Customers related payables	17
Other liabilities	97
Total liabilities held-for-sale	$153
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
26)     SUBSEQUENT EVENTS
Funding Agreement-Backed Notes
Pursuant to the FABN program discussed in Note 19, in January 2025, Equitable Financial supplemented its funding agreement that had been issued to the Trust in the fourth quarter of 2024 by an additional $250 million, with a fixed interest rate of 4.88% per annum and a maturity date of November 19, 2027. In addition, on the same date, Equitable Financial issued a $300 million funding agreement to the Trust with a floating interest rate equal to the compounded SOFR plus 47 basis points per annum which matures on February 4, 2026. Funding agreements issued to the Trust will be reported in Policyholders’ account balances in the consolidated balance sheets in subsequent periods.
Accelerated Share Repurchase Agreement
In December 2024, Holdings established an obligation to enter into an ASR with a third-party financial institution to repurchase an aggregate of $105 million of Holdings’ common stock. Pursuant to the ASR, on January 3, 2025, Holdings made a pre-payment of $105 million and received initial delivery of 1.8 million shares. The ASR will terminate in February 2025, at which time additional shares of common stock will be received.
Novation
Effective January 17, 2025, Equitable Financial novated certain legacy variable annuity policies sold between 2006-2008, comprised of non-New York “Accumulator” policies containing fixed rate Guaranteed Minimum Income Benefit and/or Guaranteed Minimum Death Benefit guarantees reinsured by Venerable under the combined co-insurance and modified coinsurance basis agreement executed on June 1, 2021. Management is still assessing the impact to the financial statements of this novation for the first quarter of 2025.
RGA Reinsurance Transaction
On February 23, 2025, Equitable Financial, as well as Equitable America and Equitable Financial L&A, entered into a master transaction agreement with Reinsurance Group of America (“RGA”) pursuant to which at closing and subject to the terms and conditions set forth in such agreement, RGA would enter into reinsurance agreements, as reinsurer, with each such subsidiary, as ceding company, to effect the RGA Reinsurance Transaction. The transaction is expected to close in mid-2025.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Tender Offer
On February 24, 2025, Holdings commenced a cash tender offer (the “Offer”) to purchase up to 46 million AB Holding Units at a price of $38.50 per unit, less any applicable tax withholding, for an aggregate purchase price of $1.8 billion. The Offer will expire on March 24, 2025 unless extended or earlier terminated. The Offer is not conditioned upon the receipt of financing or any minimum number of units being tendered but is subject to certain other conditions set forth in the Offer to Purchase, dated February 24, 2025. If Holdings purchases the maximum of 46 million units in the Offer, Holdings will own approximately 41.7% of the issued and outstanding AB Holding Units and will have an approximate 77.5% economic interest in AB. Holdings expects to fund the Offer from available cash and cash equivalents and the Term Loan described in the following paragraphs. Additional information about the Offer is set forth in the tender offer statement on Schedule TO filed with the SEC, including the Offer to Purchase.
Term Loan Agreement
In connection with the commencement of the Offer described in the precedent paragraph, Holdings entered into the 364-Day Term Loan Credit Agreement (the “Term Loan Agreement”) with respect to a $500 million senior unsecured delayed-draw term loan (the “Term Loan”). The Term Loan will be used, along with available cash and cash equivalents, to fund the Offer and related fees and expenses. The Term Loan may be drawn at any time until April 24, 2025 and will mature 364 days from the date of funding, provided that Holdings may elect not to incur all or a portion of such Term Loan to the extent it is unnecessary to fund the Offer.
Share Repurchase Authority
On February 13, 2025, Holdings’s Board approved an additional $1.5 billion under Holdings’s share repurchase program. As of December 31, 2024, Holdings had $445 million of authorized capacity remaining under its prior authorization. The repurchase program does not obligate Holdings to purchase any particular number of shares. See Note 22 for additional details on the repurchase program.

EQUITABLE HOLDINGS, INC.
SCHEDULE I

SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2024

	Cost (1)	Fair Value	Carrying Value
	(in millions)
Fixed maturities, AFS:
U.S. government, agencies and authorities	$5,801	$4,288	$4,288
State, municipalities and political subdivisions	472	386	386
Foreign governments	689	554	554
Public utilities	8,491	7,531	7,531
All other corporate bonds	46,727	41,820	41,820
Residential mortgage-backed	4,520	4,383	4,383
Asset-backed	13,660	13,699	13,699
Commercial mortgage-backed	4,301	3,921	3,921
Redeemable preferred stocks	56	59	59
Total fixed maturities, AFS	84,717	76,641	76,641
Fixed maturities, at fair value using the fair value option	2,074	2,053	2,053
Mortgage loans on real estate (2)	20,350	18,567	20,072
Policy loans	4,330	4,559	4,330
Other equity investments	3,341	3,719	3,719
Trading securities	1,016	1,095	1,095
Other invested assets	8,537	8,537	8,537
Total Investments	$124,365	$115,171	$116,447
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

EQUITABLE HOLDINGS, INC.
SCHEDULE II
Balance Sheets (Parent Company)
December 31, 2024 and 2023

	December 31,
	2024	2023
	(in millions, except share amounts)
ASSETS
Investment in consolidated subsidiaries	$2,848	$3,972
Fixed maturities available-for-sale, at fair value (amortized cost of $(251) and $507)	248	487
Other equity investments	359	119
Total investments	3,455	4,578
Cash and cash equivalents	1,628	1,392
Goodwill and other intangible assets, net	1,216	1,229
Loans to affiliates	710	900
Receivable from affiliates	873	728
Current and deferred income taxes assets	753	696
Other assets	230	168
Total Assets	$8,865	$9,691

LIABILITIES
Long-term debt	$3,833	$3,820
Employee benefits liabilities	758	798
Loans from affiliates	1,900	1,900
Payable to affiliates	680	494
Other liabilities	109	30
Total Liabilities	$7,280	$7,042

EQUITY ATTRIBUTABLE TO HOLDINGS
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,507	$1,562
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 477,801,636 and 491,003,966 shares issued, respectively; 309,900,248 and 333,877,990 shares outstanding, respectively	5	5
Additional paid-in capital	2,336	2,328
Treasury stock, at cost, 167,901,388 and 157,125,976 shares, respectively	(4,198)	(3,712)
Retained earnings	10,647	10,243
Accumulated other comprehensive income (loss)	(8,712)	(7,777)
Total equity attributable to Holdings	1,585	2,649
Total Liabilities and Equity Attributable to Holdings	$8,865	$9,691

The financial information of Equitable Holdings, Inc. should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

EQUITABLE HOLDINGS, INC.
SCHEDULE II
STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) (PARENT COMPANY)
YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

	Year Ended December 31,
	2024	2023	2022
	(in millions)
REVENUES
Equity in income (losses) from continuing operations of consolidated subsidiaries	$1,439	$1,355	$2,282
Net investment income (loss)	120	106	66
Investment gains (losses), net	3	—	—
Other income	1	—	—
Total revenues	1,563	1,461	2,348

EXPENSES
Interest expense	298	291	248
Other operating costs and expenses	43	37	33
Total expenses	341	328	281
Income (loss) from continuing operations, before income taxes	1,222	1,133	2,067
Income tax (expense) benefit	85	169	86
Net income (loss) attributable to Holdings	1,307	1,302	2,153
Less: Preferred stock dividends	80	80	80
Net income (loss) available to Holdings' common shareholders	$1,227	$1,222	$2,073

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$1,307	$1,302	$2,153
Other comprehensive income (loss) net of income taxes:
Change in net unrealized gains (losses) on investments	368	24	(6)
Change in defined benefit plans	60	(10)	10
Equity in net other comprehensive income (loss) from continuing operations of consolidated subsidiaries	(1,363)	1,201	(10,299)
Total other comprehensive income (loss), net of income taxes	(935)	1,215	(10,295)
Comprehensive income (loss)	$372	$2,517	$(8,142)

The financial information of Equitable Holdings, Inc. should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

EQUITABLE HOLDINGS, INC.
SCHEDULE II
STATEMENTS OF CASH FLOWS (PARENT COMPANY)
YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

EQUITABLE HOLDINGS, INC.
SCHEDULE II

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Net income (loss) attributable to Holdings	$1,307	$1,302	$2,153
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Investment (gains) losses	(3)	—	—
Equity in net (earnings) loss of subsidiaries	(1,439)	(1,355)	(2,282)
Non-cash long term incentive compensation expense	91	13	64
Amortization and depreciation	46	46	57
Equity (income) loss limited partnerships	(1)	6	(29)
Dividends from subsidiaries	1,499	2,442	1,801
Changes in:
Current and deferred taxes	(68)	(150)	83
Other, net	(6)	90	(23)
Net cash provided by (used in) operating activities	$1,426	$2,394	$1,824

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$1,270	$228	$131
Short-term investments	7	1,000	550
Other	6	—	5
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(481)	(10)	—
Short-term investments	—	(544)	(1,000)
Other	—	(10)	(16)
Net issuance on credit facilities to affiliates	190	90	(235)
Proceeds from the sale of subsidiary	—	—	—
Other, net	5	—	—
Net cash provided by (used in) investing activities	$997	$754	$(565)

Cash flows from financing activities:
Redemption of preferred stock	$(55)	$—	$—
Issuance of long-term debt	—	497	—
Change in short-term financings	—	(520)	—
Repayment of long-term debt	(565)	—	—
Proceeds from loans from affiliates	—	—	—
Shareholder dividends paid	(302)	(301)	(294)
Preferred dividends paid	(80)	(80)	(80)
Purchase of treasury shares	(1,014)	(919)	(849)
Capital contribution to subsidiaries	—	(1,142)	(225)
Purchase of AllianceBernstein Units	(185)	—	—
Other, net	14	(2)	33
Net cash provided by (used in) financing activities	$(2,187)	$(2,467)	$(1,415)

Change in cash and cash equivalents	236	681	(156)
Cash and cash equivalents, beginning of period	1,392	711	867
Cash and cash equivalents, end of period	$1,628	$1,392	$711

Supplemental cash flow information:
Interest paid	$192	$185	$185
Income taxes (refunded) paid	$(17)	$2	$153

Non-cash transactions from investing and financing activities:
Change in investment in subsidiary to equity investment	$138	$—	$—
Change in investment in subsidiary from issuance of AB Units for CarVal acquisition	$—	$—	$314
Non-cash dividends from subsidiaries	$—	$—	$22

EQUITABLE HOLDINGS, INC.
SCHEDULE II
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
2)    LOANS TO AFFILIATES
On November 4, 2019, Holdings made available to AB a $900 million committed, unsecured senior credit facility (the “EQH Facility”). The EQH Facility was amended and restated as of August 30, 2024, extending the maturity date to August 31, 2029. There were no other significant changes included in the amendment. The EQH Facility is available for AB’s general business purposes. Borrowings by AB under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated. Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by AB from time to time until the maturity of the facility. AB or Holdings may reduce or terminate the commitment at any time without penalty upon proper notice. Holdings also may terminate the facility immediately upon a change of control of the general partner. As of December 31, 2024 and 2023, AB had $710 million and $900 million outstanding under the EQH Facility with interest rates of approximately 4.3% and 5.3%, respectively.
3)    LOANS FROM AFFILIATES
In June 2021, Holdings received a $1.0 billion 10-year term loan from Equitable Financial. The loan has an interest rate of 3.23% and matures in June 2031. The amount outstanding on the loan at both December 31, 2024 and 2023, was $1.0 billion.
In November 2019, Holdings received a $900 million loan from Equitable Financial that matured November 4, 2024. The loan was reissued on November 4, 2024, with an interest rate of one- month CME Term SOFR plus 1.25%. The loan matures on November 4, 2029. The amount outstanding on the loan at both December 31, 2024 and 2023 was $900 million.
Interest cost related to loans from affiliates totaled $88 million, $90 million and $60 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
5)    ISSUANCE OF SERIES A, SERIES B AND SERIES C FIXED RATE NONCUMULATIVE PERPETUAL PREFERRED STOCK
See Note 22 of the Notes to the Consolidated Financial Statements.
6)    SHARE REPURCHASE
See Note 22 of the Notes to the Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2024

	Individual Retirement	Group Retirement	Asset Management	Protection Solutions	Wealth Management	Legacy	Corporate and Other	Elim-inations	Total
	(in millions)
Deferred policy acquisition costs	$3,929	$851	$—	$1,766	$—	$517	$107	$—	$7,170
Policyholders’ account balances	70,899	12,569	—	14,899	—	226	12,372	—	110,965
Future policy benefits and other policyholders’ liabilities	5,120	1	—	5,169	—	—	7,323	—	17,613
Policy charges and premium revenue	864	317	—	2,134	—	41	301	—	3,657
Net derivative gains (losses)	(2,545)	(12)	(7)	(5)	—	—	(4)	22	(2,551)
Net investment income (loss)	2,466	567	13	1,043	17	58	636	96	4,896
Policyholders’ benefits and interest credited	1,532	215	—	2,435	—	34	979	—	5,195
Amortization of deferred policy acquisition costs	460	54	—	125	—	62	10	—	711
All other operating expenses (1)	(50)	296	3,364	662	1,552	(1,096)	598	(906)	4,420

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2023

	Individual Retirement	Group Retirement	Asset Management	Protection Solutions	Wealth Management	Legacy	Corporate and Other	Elim-inations	Total
	(in millions)
Deferred policy acquisition costs	$3,508	$825	$—	$1,700	$—	$555	$117	$—	$6,705
Policyholders’ account balances	53,447	12,520	—	14,844	—	618	14,244	—	95,673
Future policy benefits and other policyholders’ liabilities	906	—	—	4,984	—	3,633	7,840	—	17,363
Policy charges and premium revenue	660	268	—	2,104	—	155	297	—	3,484
Net derivative gains (losses)	(2,333)	(5)	(16)	(19)	—	—	(43)	19	(2,397)
Net investment income (loss)	1,653	498	49	938	13	242	844	83	4,320
Policyholders’ benefits and interest credited	781	215	—	2,488	—	262	1,091	—	4,837
Amortization of deferred policy acquisition costs	388	59	—	120	—	63	11	—	641
All other operating expenses (1)	(145)	267	3,350	665	1,343	(954)	596	(810)	4,312

EQUITABLE HOLDINGS, INC.
SCHEDULE III
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2022

	Individual Retirement	Group Retirement	Asset Management	Protection Solutions	Wealth Management	Legacy	Corporate and Other	Elim-inations	Total
	(in millions)
Deferred policy acquisition costs	$3,219	$800	$—	$1,630	$—	$593	$127	$—	$6,369
Policyholders’ account balances	40,102	13,141	—	14,939	—	688	14,996	—	83,866
Future policy benefits and other policyholders' liabilities	891	1	—	4,870	—	2,700	8,141	—	16,603
Policy charges and premium revenue	655	318	—	2,018	—	139	318	—	3,448
Net derivative gains (losses)	851	(20)	41	(16)	—	—	36	15	907
Net investment income (loss)	997	605	(108)	961	2	242	521	95	3,315
Policyholders’ benefits and interest credited	374	281	—	2,477	—	216	759	—	4,107
Amortization of deferred policy acquisition costs	334	59	—	117	—	65	11	—	586
All other operating expenses (1)	(102)	277	3,255	685	1,311	(428)	721	(760)	4,959
_____________
(1)Operating expenses are allocated to segments.

EQUITABLE HOLDINGS, INC.
SCHEDULE IV
REINSURANCE (1)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
			(in millions)
2024
Life insurance in-force	$480,603	$193,507	$11,817	$298,913	4.0%

Premiums:
Life insurance and annuities	$931	$210	$158	$879	18.0%
Accident and health	314	37	6	283	2.1%
Total premiums	$1,245	$247	$164	$1,162	14.1%

2023
Life insurance in-force	$485,692	$166,167	$30,706	$350,231	8.8%

Premiums:
Life insurance and annuities	$905	$197	$166	$874	19.0%
Accident and health	270	48	8	230	3.5%
Total premiums	$1,175	$245	$174	$1,104	15.8%

2022
Life insurance in-force	$483,069	$174,819	$31,337	$339,587	9.2%

Premiums:
Life insurance and annuities	$822	$182	$172	$812	21.2%
Accident and health	220	46	8	182	4.4%
Total premiums	$1,042	$228	$180	$994	18.1%
______________
(1)Includes amounts related to the discontinued group life and health business.

Part II, Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Part II, Item 9A
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of December 31, 2024. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Based on the evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2024, that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Transactions in our securities by our executive officers are required to be made in accordance with our Insider Trading Policy, which, among other things, requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. It is also the policy of the Company that the Company will not engage in transactions in the Company's securities while aware of material nonpublic information related to the Company or its securities. The Company believes that its Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and any listing standards applicable to the Company. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our executive officers to enter into trading plans designed to comply with Rule 10b5-1.
Our directors and executive officers did not adopt, terminate, or modify contracts, instructions or written plans for the sale or purchase of our securities during the three months ended December 31, 2024, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.
Part II, Item 9C.
DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III, Item 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to, and will be contained in, the Company’s 2025 Proxy Statement.
Part III, Item 11.
EXECUTIVE COMPENSATION
The information required by this item (other than the disclosure responsive to Item 202(v) of Regulation S-K) is incorporated by reference to, and will be contained in, the Company’s 2025 Proxy Statement.
Part III, Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information as of December 31, 2024, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, see Note 17 of Notes to the Consolidated Financial Statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders
Omnibus Plan	6,708,539	(1)	22.33	(2)	16,534,320
Stock Purchase Plan (3) (4)					4,000,216
Equity compensation plans not approved by security holders	—				—
Total	6,708,539				20,534,536
_____________
(1)Represents 1,132,880 outstanding options, 2,840,419 outstanding RSUs and 2,735,240 outstanding performance shares as of December 31, 2024 under the 2018 & 2019 Omnibus Plan. Totals include dividend equivalents on performance shares of 68,617 and on RSUs of 137,238. The number of performance shares represents the number of shares that would be received based on maximum performance, reduced for cancellations through December 31, 2024. The actual number of shares the Compensation Committee will award at the end of each performance period will range between 0% and 200% of the target number of units granted, based upon a measure of the reported performance of the Company relative to stated goals.
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
All of the other information required by this item is incorporated by reference to, and will be contained in, the Company’s 2025 Proxy Statement.
Part III, Item 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to, and will be contained in, the Company’s 2025 Proxy Statement.
Part III, Item 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to, and will be contained in, the Company’s 2025 Proxy Statement.

Part IV, Item 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:

		Page Number
1.	Financial Statements—Item 8. Financial Statements and Supplementary Data	120
2.	Financial Statement Schedules:
	Schedule I—Summary of Investments Other Than Investments in Related Parties as of December 31, 2024	243
	Schedule II—Condensed Financial Information of Parent Company as of December 31, 2024 and 2023, and for the Years Ended December 31, 2024, 2023 and 2022	244
	Schedule III—Supplementary Insurance Information as of December 31, 2024, 2023 and 2022 and for the Years Ended December 31, 2024, 2023 and 2022	250
	Schedule IV—Reinsurance for the Years Ended December 31, 2024, 2023 and 2022	252
3.	Exhibits: See the accompanying Index to Exhibits.	264

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

GMxB	A general reference to all forms of variable annuity guaranteed benefits, including guaranteed minimum living benefits, or GMLBs (such as GMIBs, GMWBs and GMABs), and guaranteed minimum death benefits, or GMDBs (inclusive of return of premium death benefit guarantees).

Guaranteed income benefit (“GIB”)	An optional benefit which provides the policyholder with a guaranteed lifetime annuity based on predetermined annuity purchase rates applied to a GIB benefit base, with annuitization automatically triggered if and when the contract AV falls to zero.

Guaranteed minimum accumulation benefits (“GMAB”)	An optional benefit (available for an additional cost) which entitles an annuitant to a minimum payment, typically in lump-sum, after a set period of time, typically referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying AV.

Guaranteed minimum death benefits (“GMDB”)	An optional benefit (available for an additional cost) that guarantees an annuitant’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying AV, upon the death of the annuitant.

Guaranteed minimum income benefits (“GMIB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the underlying AV.

Guaranteed minimum living benefits (“GMLB”)	A reference to all forms of guaranteed minimum living benefits, including GMIBs, GMWBs and GMABs (does not include GMDBs).

Guaranteed minimum withdrawal benefits (“GMWB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the annuitant could be greater than the underlying AV.

Guaranteed Universal Life (“GUL”)	A universal life insurance offering with a lifetime no lapse guarantee rider, otherwise known as a guaranteed UL policy. With a GUL policy, the premiums are guaranteed to last the life of the policy.

Guaranteed withdrawal benefit for life (“GWBL”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for the duration of the policyholder’s life, regardless of account performance.

High net worth	Refers to individuals with $1,000,000 or more of investable assets.

Index-linked annuities	An annuity that provides for asset accumulation and asset distribution needs with an ability to share in the upside from certain financial markets such as equity indices, or an interest rate benchmark. With an index-linked annuity, the policyholder’s AV can grow or decline due to various external financial market indices performance.

Indexed Universal Life (“IUL”)	A life insurance offering built on a universal life insurance framework that uses an equity-linked approach for generating policy investment returns.

Living benefits	Optional benefits (available at an additional cost) that guarantee that the policyholder will get back at least his original investment when the money is withdrawn.

Mortality and expense risk fee (“M&E fee”)	A fee charged by insurance companies to compensate for the risk they take by issuing life insurance and variable annuity contracts.

Net flows	Net change in customer account balances in a period including, but not limited to, gross premiums, surrenders, withdrawals and benefits. It excludes investment performance, interest credited to customer accounts and policy charges.

Net Promoter Scores	A metric that measures how likely employees are to recommend us as an employer.

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
•“AI” means artificial intelligence
•“AOCI” means accumulated other comprehensive income.
•“ASR” means accelerated share repurchase
•“ASU” means Accounting Standards Update
•“ASX” means Australian Securities Exchange
•“AUM/A” means AUM plus AUA
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
•“BMA” means Bermuda Monetary Authority
•“BOP” means beginning of the period
•“bps” means basis points
•“BRS” means Bernstein Research Services
•“CCPA” means the California Consumer Privacy Act, as amended by the California Privacy Rights Act
•“CDS” means credit default swaps
•“CDSC” means contingent deferred sales commissions
•“CEA” means Commodity Exchange Act
•“CECL” means current expected credit losses
•“CEO” means Chief Executive Officer
•“CFTC” means U.S. Commodity Futures Trading Commission
•“CISO” means Chief Information Security Officer
•“CLO” means collateralized loan obligation
•“CMBS” means commercial mortgage-backed security
•“CODM” means chief operating decision maker
•“COI” means cost of insurance
•“COLI” means corporate owned life insurance
•“Company” means Equitable Holdings, Inc. with its consolidated subsidiaries
•“COSO” means the Committee of Sponsoring Organizations of the Treadway Commission
•“COVID-19” means coronavirus disease of 2019
•“CPPA” means the California Privacy Protection Agency
•“CS Life” means Corporate Solutions Life Reinsurance Company, a Delaware corporation and a wholly-owned direct subsidiary of Holdings.
•“CSA” means credit support annex
•“CSLRC” means Corporate Solutions Life Reinsurance Company
•“DCO” means designated clearing organization
•“DI” means disability income
•“Dodd-Frank Act” means Dodd-Frank Wall Street Reform and Consumer Protection Act
•“DOL” means U.S. Department of Labor
•“DPL” means deferred profit liability
•“DSC” means debt service coverage
•“DTI” means debt-to-income
•“EAFE” means European, Australasia, and Far East
•“EBITDA” means earnings before interest, taxes, depreciation and amortization
•“ECDIS” means external consumer data and information sources
•“EDP” means electronic data processing
•“EFS” means Equitable Financial Services, LLC, a Delaware corporation and a wholly-owned direct subsidiary of Holdings
•“EFIM” means Equitable Financial Investment Management, LLC, a Delaware limited liability company and a wholly-owned indirect subsidiary of Holdings.
•“EFIMA” means Equitable Financial Investment Management America, LLC, a Delaware limited liability company and a wholly-owned indirect subsidiary of Holdings.
•“EIM LLC” means Equitable Investment Management, LLC, a Delaware limited liability company and a wholly-owned indirect subsidiary of Holdings.
•“EIMG” means Equitable Investment Management Group, LLC, a Delaware limited liability company and a wholly-owned indirect subsidiary of Holdings.
•“EOP” means end of the period
•“EPS” means earnings per share
•“Equitable Advisors” means Equitable Advisors, LLC, a Delaware limited liability company, our retail broker/dealer for our R&P businesses and a wholly-owned indirect subsidiary of Holdings.
•“Equitable America” means Equitable Financial Life Insurance Company of America (f/k/a MONY Life Insurance Company of America), an Arizona corporation and a wholly-owned indirect subsidiary of Holdings.
•“Equitable Distributors” means Equitable Distributors, LLC, a Delaware limited liability company, our wholesale broker/dealer for our R&P businesses and a wholly-owned indirect subsidiary of Holdings.
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
•“Holdings” means Equitable Holdings, Inc.
•“HTM” means held-to-maturity
•“IMR” means interest maintenance reserve
•“IPO” means initial public offering
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
•“MSO” means Market Stabilizer Option
•“NA JV” means North American joint venture
•“NAIC” means National Association of Insurance Commissioners
•“NAR” means net amount at risk
•“NAV” means net asset value
•“NFA” means National Futures Association
•“NGEs” means non-guaranteed elements
•“NLG” means no-lapse guarantee
•“NMS” means National Market System
•“Non- GAAP Operating EPS” means Non-GAAP operating earnings per share
•“NYDFS” means New York State Department of Financial Services
•“NYSE” means New York Stock Exchange
•“NWOW” means New Ways of Working
•“OCI” means other comprehensive income
•“OKRs” means Outcomes Objectives & Key Results
•“ORSA” means Own Risk and Solvency Assessment Model Act
•“OTC” means over-the-counter
•P-Caps” means pre-capitalized trust securities
•“PBO” means projected benefit obligation
•“PD” means probability of default
•“PEO” means professional employer associations
•“PFBL” means profits followed by losses
•“PPWG” means privacy protection working group
•“PTP” means publicly traded partnership
•“R&P” means retirement and protection
•“RBG” means the Retirement Benefits Group, a specialized division of Equitable Advisors
•“RC” means Retirement Cornerstone
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
•“Series B Preferred Stock” means Holdings’ Series B Fixed Rate Reset Noncumulative Perpetual Preferred Stock
•“Series C Preferred Stock” means Holdings’ Series C Fixed Rate Reset Noncumulative Perpetual Preferred Stock
•“SIA” means sales inducement asset
•“SIFI” means a systematically significant designation by FSOC
•“SIO” means structured investment option
•“SOA” means Society of Actuaries
•“SocGen” means Société Générale
•“SOFR” means Secured Overnight Financial Rate
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

4.11	Third Supplemental Indenture, dated January 11, 2023, between Equitable Holdings, Inc., as issuer, and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on January 11, 2023).
4.12	Junior Subordinated Indenture, dated as of September 18, 2024, between Equitable Holdings, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.8 to Form S-3 filed on September 19, 2024).
4.13
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.12 to our Form 10-K, filed on February 26, 2024).

4.14	Form of Senior Note (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 11, 2023).
10.1	Master Agreement, dated as of April 10, 2013, by and among AXA Equitable Financial Services, LLC, AXA Financial, Inc. and Protective Life Insurance Company (incorporated by reference to Exhibit 10.5 to the IPO Form S-1).
10.2†	Employment Agreement, dated as of March 9, 2011, by and between AXA Financial, Inc. and Mark Pearson (incorporated by reference to Exhibit 10.7 to the IPO Form S-1).
10.2.1†	Letter Agreement, dated February 19, 2013, between AXA Financial, Inc., AXA Equitable Life Insurance Company and Mark Pearson (incorporated by reference to Exhibit 10.7.1 to the IPO Form S-1).
10.2.2†	Letter Agreement, dated May 14, 2015, between AXA Financial, Inc., AXA Equitable Life Insurance Company and Mark Pearson (incorporated by reference to Exhibit 10.7.2 to the IPO Form S-1).
10.2.3†	Letter Agreement, dated February 27, 2019, between AXA Equitable Holdings, Inc., AXA Equitable Life Insurance Company and Mark Pearson. (incorporated by reference to Exhibit 10.7.3 to our Form 10-K for the fiscal year ended December 31, 2018, (the “2018 Form 10-K”)).

10.2.4†	Waiver Agreement, dated May 9, 2019, to Mark Pearson’s Employment Agreement dated March 9, 2011 (incorporated by reference to Exhibit 10.1 to AXA Equitable Holdings, Inc.’s Form 10-Q for the quarterly period ending June 30, 2019.
10.2.5†	Letter Agreement, dated December 18, 2019, between AXA Equitable Holdings, Inc., AXA Equitable Life Insurance Company and Mark Pearson (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 19, 2019).
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
10.17.5
Sixth Amendment to the Reimbursement Agreement, dated as of June 20, 2024, by and between Equitable Holdings, Inc. and Landesbank Hessen-Thuringen Girozentrale, New York Branch (incorporated by reference to Exhibit 10.8 to our Form 10-Q filed August 1, 2024).

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
10.18.5
Amendment No. 5 to the Reimbursement Agreement, dated as of June 20, 2024, by and between Equitable Holdings, Inc. and Commerzbank AG, New York Branch (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 1, 2024).

10.19
Reimbursement Agreement, dated as of January 23, 2024, by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and MUFG Bank Ltd (incorporated by reference to Exhibit 10.19 to our Form 10-K filed on February 26, 2024).

10.20†	Equitable Severance Benefit Plan (incorporated by reference to Exhibit 10.45 to the IPO Form S-1).
10.21†	Equitable Supplemental Severance Plan for Executives (incorporated by reference to Exhibit 10.25 to our Form 10-Q for the quarterly period ending March 31, 2018).
10.22†	Equitable Supplemental Severance Plan for Executives, as amended and restated as of August 9, 2019 (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ending June 30, 2019).
10.23†	Equitable Executive Survivor Benefits Plan (incorporated by reference to Exhibit 10.47 to the IPO Form S-1).
10.24†	Amended and Restated Variable Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10.48 to the IPO Form S-1).
10.25†	Amended and Restated Equitable Post-2004 Variable Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10.49 to the IPO Form S-1).
10.26†	Amendment to the Equitable Post-2004 Variable Deferred Compensation Plan for Executives, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.69 to the 2018 Form 10-K).
10.27†	Equitable Excess Retirement Plan (incorporated by reference to Exhibit 10.50 to the IPO Form S-1).
10.28†	Equitable Holdings, Inc. Equity Plan for Directors (incorporated by reference to Exhibit 10.51 to the IPO Form S-1).
10.29†	Form of Stock Option Agreement under the Equitable Holdings, Inc. Equity Plan for Directors (incorporated by reference to Exhibit 10.52 to the IPO Form S-1).
10.30†	Form of Restricted Stock Agreement under the Equitable Holdings, Inc. Equity Plan for Directors (incorporated by reference to Exhibit 10.53 to the IPO Form S-1).
10.31†	Equitable Post-2004 Variable Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.54 to the IPO Form S-1).
10.32†	Equitable Holdings, Inc. Charitable Award Program for Directors (incorporated by reference to Exhibit 10.55 to the IPO Form S-1).
10.33†	Equitable Holdings, Inc. Short-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.56 to the IPO Form S-1).
10.34†	AXA Equitable Holdings, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.57 to the IPO Form S-1).
10.35†	Equitable Holdings, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Appendix B of the Equitable Holdings, Inc. DEF 14A, as filed on April 8, 2020).
10.36†	Equitable Holdings, Inc. Stock Purchase Plan (incorporated by reference to Exhibit 10.62 to the 2018 Form 10-K).
10.37	Form of 2024 Performance Shares Agreement under the 2019 Omnibus Incentive Plan, effective February 14, 2024 (incorporated by reference to Exhibit 10.37 to the Form 10-K filed on February 26, 2024).

10.38
Form of 2024 Restricted Stock Unit Agreement under the 2019 Omnibus Incentive Plan, effective February 14, 2024 (incorporated by reference to Exhibit 10.38 to the Form 10-K filed on February 26, 2024).

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

10.47	Master Transaction Agreement, dated as of August 16, 2022 among Equitable Financial Life Insurance Company and First Allmerica Financial Life Insurance Company (redacted) (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ending September 30, 2022).
10.48	Coinsurance and Modified Coinsurance Agreement, dated as of October 3, 2022, between Equitable Financial Life Insurance Company and First Allmerica Financial Life Insurance Company (redacted) (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ending September 30, 2022).
19#	Insider Trading Policy.
21.1#	List of Subsidiaries of Equitable Holdings, Inc.
23.1#	Consent of PricewaterhouseCoopers LLP.
31.1#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97#	Clawback and Forfeiture Policy.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101)

#	Filed herewith.
†	Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Equitable Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2025.

EQUITABLE HOLDINGS, INC.

By:	/s/ Mark Pearson
Name: Mark Pearson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on February 24, 2025.

Signature	Title

/s/ Mark Pearson	President and Chief Executive Officer and Director (Principal Executive Officer)
Mark Pearson

/s/ Robin M. Raju	Chief Financial Officer (Principal Financial Officer)
Robin M. Raju

/s/ William Eckert	Chief Accounting Officer (Principal Accounting Officer)
William Eckert

/s/ Francis Hondal	Director
Francis Hondal

/s/ Arlene Isaacs-Lowe	Director
Arlene Isaacs-Lowe

/s/ Daniel G. Kaye	Director
Daniel G. Kaye

/s/ Joan M. Lamm-Tennant	Chair of the Board
Joan M. Lamm-Tennant

/s/ Craig MacKay	Director
Craig MacKay

/s/ Bertram L. Scott	Director
Bertram L. Scott

/s/ George H. Stansfield	Director
George H. Stansfield

/s/ Charles G. T. Stonehill	Director
Charles G. T. Stonehill

/s/ Douglas Dachille	Director
Douglas Dachille