Form 10-Q
period 2025-03-31
Equitable Holdings, Inc.
filed 2025-05-01
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2025, 303,895,221 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

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
Forward-looking statements should be read in conjunction with the other cautionary statements, risks, uncertainties and other factors identified in Holdings’ Annual Report on Form 10-K for the year ended December 31, 2024, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q, including in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. You should read this Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE HOLDINGS, INC.
Consolidated Balance Sheets
March 31, 2025 (Unaudited) and December 31, 2024

	March 31, 2025	December 31, 2024
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $85,230 and $84,717) (allowance for credit losses of $7 and $2)	$77,997	$76,641
Fixed maturities, at fair value using the fair value option (1)	2,105	2,053
Mortgage loans on real estate (net of allowance for credit losses of $272 and $278) (1)	20,566	20,072
Policy loans	4,318	4,330
Other equity investments (1)	3,748	3,719
Trading securities, at fair value	1,203	1,089
Other invested assets (1)	8,971	8,537
Total investments	118,908	116,441
Cash and cash equivalents (1)	8,164	6,964
Cash and securities segregated, at fair value	772	500
Broker-dealer related receivables	1,931	1,961
Deferred policy acquisition costs	7,262	7,170
Goodwill and other intangible assets, net	5,356	5,371
Amounts due from reinsurers (allowance for credit losses of $7 and $8)	7,523	7,899
Current and deferred income taxes	1,687	2,003
Purchased market risk benefits	5,976	7,376
Other assets (1)	4,574	4,462
Assets for market risk benefits	644	863
Separate Accounts assets	124,569	134,717
Total Assets	$287,366	$295,727
LIABILITIES
Policyholders’ account balances	$112,793	$110,929
Liability for market risk benefits	10,864	11,810
Future policy benefits and other policyholders’ liabilities	17,372	17,613
Broker-dealer related payables	642	775
Customer related payables	2,135	1,933
Amounts due to reinsurers	1,357	1,421
Long-term debt	4,330	3,833
Notes issued by consolidated variable interest entities, at fair value using the fair value option (1)	2,110	2,116
Other liabilities (1)	6,700	7,032
Separate Accounts liabilities	124,569	134,717
Total Liabilities	$282,872	$292,179
Redeemable noncontrolling interest (1) (2)	$289	$125
Commitments and contingent liabilities (3)
EQUITY
Equity attributable to Holdings:
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,507	$1,507
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 475,091,056 and 477,801,636 shares issued, respectively; 306,340,799 and 309,900,248 shares outstanding, respectively	5	5
Additional paid-in capital	2,305	2,336
Treasury stock, at cost,168,750,257 and 167,901,388 shares, respectively	(4,296)	(4,198)
Retained earnings	10,447	10,627
Accumulated other comprehensive income (loss)	(7,567)	(8,712)
Total equity attributable to Holdings	2,401	1,565
Noncontrolling interest	1,804	1,858
Total Equity	4,205	3,423
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$287,366	$295,727
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
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Income (Loss)
Three Months Ended March 31, 2025 and 2024 (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$636	$614
Premiums	304	285
Net derivative gains (losses)	799	(1,376)
Net investment income (loss)	1,248	1,210
Investment gains (losses), net:
Credit and intent to sell losses on available for sale debt securities and loans	—	(20)
Other investment gains (losses), net	(14)	(19)
Total investment gains (losses), net	(14)	(39)
Investment management and service fees	1,285	1,278
Other income	318	258
Total revenues	4,576	2,230

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	759	677
Remeasurement of liability for future policy benefits	(2)	5
Change in market risk benefits and purchased market risk benefits	672	(1,088)
Interest credited to policyholders’ account balances	678	579
Compensation and benefits	601	620
Commissions and distribution-related payments	501	437
Interest expense	55	57
Amortization of deferred policy acquisition costs	188	172
Other operating costs and expenses	950	552
Total benefits and other deductions	4,402	2,011
Income (loss) from continuing operations, before income taxes	174	219
Income tax (expense) benefit	(24)	(24)
Net income (loss)	150	195
Less: Net income (loss) attributable to the noncontrolling interest (1)	87	103
Net income (loss) attributable to Holdings	63	92
Less: Preferred stock dividends	14	14
Net income (loss) available to Holdings’ common shareholders	$49	$78

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$0.16	$0.24
Diluted	$0.16	$0.23
Weighted average common shares outstanding (in millions):
Basic	307.8	330.2
Diluted	311.9	332.7
______________
(1)    Includes redeemable noncontrolling interest. See Note 15 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2025 and 2024 (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$150	$195
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	609	(513)
Change in market risk benefits - instrument-specific credit risk	584	20
Change in liability for future policy benefits - current discount rate	(63)	98
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	17	8
Foreign currency translation adjustment	11	(11)
Total other comprehensive income (loss), net of income taxes	1,158	(398)
Comprehensive income (loss)	1,308	(203)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	100	99
Comprehensive income (loss) attributable to Holdings	$1,208	$(302)

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
Three Months Ended March 31, 2025 and 2024 (Unaudited)

	Three Months Ended March 31,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
Balance, beginning of period	$1,507	$5	$2,336	$(4,198)	$10,627	$(8,712)	$1,565	$1,858	$3,423
Stock compensation	—	—	18	24	—	—	42	8	50
Purchase of treasury stock	—	—	(5)	(257)	—	—	(262)	—	(262)
Reissuance of treasury stock	—	—	—	—	(20)	—	(20)	—	(20)
Retirement of common stock	—	—	—	135	(135)	—	—	—	—
Purchase of AB Holding units	—	—	—	—	—	—	—	(30)	(30)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(130)	(130)
Dividends on common stock (cash dividends declared per common share of $0.24)	—	—	—	—	(74)	—	(74)	—	(74)
Dividends on preferred stock	—	—	—	—	(14)	—	(14)	—	(14)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	63	—	63	84	147
Other comprehensive income (loss)	—	—	—	—	—	1,145	1,145	13	1,158
Other	—	—	(44)	—	—	—	(44)	1	(43)
March 31, 2025	$1,507	$5	$2,305	$(4,296)	$10,447	$(7,567)	$2,401	$1,804	$4,205

Balance, beginning of period	$1,562	$5	$2,328	$(3,712)	$10,250	$(7,797)	$2,636	$1,739	$4,375
Stock compensation	—	—	16	19	—	—	35	9	44
Purchase of treasury stock	—	—	(2)	(251)	—	—	(253)	—	(253)
Reissuance of treasury stock	—	—	—	—	(17)	—	(17)	—	(17)
Retirement of common stock	—	—	—	143	(143)	—	—	—	—
Purchase of AB Holding units	—	—	—	—	—	—	—	(6)	(6)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(99)	(99)
Dividends on common stock (cash dividends declared per common share of $0.22)	—	—	—	—	(73)	—	(73)		(73)
Dividends on preferred stock	—	—	—	—	(14)	—	(14)	—	(14)
Net income (loss)	—	—	—	—	92	—	92	85	177
Other comprehensive income (loss)	—	—	—	—	—	(394)	(394)	(4)	(398)
Other	—	—	(20)	—	—	—	(20)	(1)	(21)
March 31, 2024	$1,562	$5	$2,322	$(3,801)	$10,095	$(8,191)	$1,992	$1,723	$3,715

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2025 and 2024 (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(in millions)
Cash flows from operating activities:
Net income (loss)	$150	$195
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	678	579
Policy charges and fee income	(636)	(614)
Net derivative (gains) losses	(799)	1,376
Credit and intent to sell losses on available for sale debt securities and loans	—	20
Investment (gains) losses, net	14	19
(Gains) losses on businesses held-for-sale	—	(1)
Realized and unrealized (gains) losses on trading securities	1	(37)
Loss on novation	499	—
AB Retirement plan losses	21	—
Non-cash long term incentive compensation expense	26	25
Amortization and depreciation	213	241
Remeasurement of liability for future policy benefits	(2)	5
Change in market risk benefits	672	(1,088)
Equity (income) loss from limited partnerships	(28)	(50)
Changes in:
Net broker-dealer and customer related receivables/payables	248	(24)
Reinsurance recoverable	(307)	(377)
Segregated cash and securities, net	(272)	2
Capitalization of deferred policy acquisition costs	(282)	(270)
Future policy benefits	28	117
Current and deferred income taxes	6	79
Other, net	(72)	(166)
Net cash provided by (used in) operating activities	$158	$31

Cash flows from investing activities:
Proceeds from the sale/maturity/pre-payment of:
Fixed maturities, available-for-sale	$4,470	$1,906
Fixed maturities, at fair value using the fair value option	131	199
Mortgage loans on real estate	349	256
Trading account securities	168	251
Short term investments	34	282
Other	130	142
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(4,989)	(3,153)
Fixed maturities, at fair value using the fair value option	(190)	(216)
Mortgage loans on real estate	(841)	(658)
Trading account securities	(216)	(504)
Short term investments	(48)	(258)
Other	(297)	(81)
Cash settlements related to derivative instruments, net	200	(1,179)
Investment in capitalized software, leasehold improvements and EDP equipment	(10)	(63)
Other, net	(90)	394

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2025 and 2024 (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net cash provided by (used in) investing activities	$(1,199)	$(2,682)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$6,722	$4,239
Withdrawals	(2,059)	(2,572)
Transfers (to) from Separate Accounts	484	401
Payments of market risk benefits	(154)	(202)
Repayment of short-term financings	—	(254)
Change in collateralized pledged assets	8	(171)
Change in collateralized pledged liabilities	(2,871)	3,663
(Decrease) increase in overdrafts payable	—	46
Issuance of long-term debt	495	—
Proceeds from collateralized loan obligations	34	5
Repayment of collateralized loan obligations	(24)	—
Proceeds from notes issued by consolidated VIEs	461	—
Repayment of notes issued by consolidated VIEs	(465)	—
Dividends paid on common stock	(74)	(73)
Dividends paid on preferred stock	(14)	(14)
Purchase of AB Holding Units to fund long-term incentive compensation plan awards, net	(30)	(6)
Purchase of treasury shares	(262)	(253)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	92	203
Distribution to noncontrolling interest of consolidated subsidiaries	(130)	(99)
Change in securities lending	9	31
Other, net	6	1
Net cash provided by (used in) financing activities	$2,228	$4,945

Effect of exchange rate changes on cash and cash equivalents	$13	$(10)
Change in cash and cash equivalents	1,200	2,284
Cash and cash equivalents, beginning of period	6,964	8,239
Change in cash of businesses held-for-sale	—	(166)
Cash and cash equivalents, end of period	$8,164	$10,357

Non-cash transactions from investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$15	$205
______________
(1)See Note 1 for details on Novation.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited)

1)    ORGANIZATION
Equitable Holdings, Inc. is the holding company for a diversified financial services organization. The Company conducts operations in six segments: Individual Retirement, Group Retirement, Asset Management, Protection Solutions, Wealth Management and Legacy. The Company’s management evaluates the performance of each of these segments independently. Effective April 1, 2024, the Company renamed its Investment Management and Research segment to Asset Management following the close of the previously announced joint venture between AllianceBernstein and Societe Generale. Following the close of the transaction, Bernstein Research Services (“BRS”)
business results are no longer consolidated within the financial results for AllianceBernstein and Equitable Holdings, Inc.
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
As of March 31, 2025 and December 31, 2024, the Company’s economic interest in AB was approximately 62% and 62%, respectively. The General Partner of AB is a wholly owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods presented.
RGA Reinsurance Transaction
On February 23, 2025, Equitable Financial, as well as Equitable America and Equitable Financial L&A, entered into a master transaction agreement with Reinsurance Group of America (“RGA”) pursuant to which at closing and subject to the terms and conditions set forth in such agreement, RGA would enter into reinsurance agreements, as reinsurer, with each such subsidiary, as ceding company, to effect the RGA Reinsurance Transaction. The transaction is expected to close in mid-2025, subject to regulatory approval.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
As a result of the novation of certain Legacy VA policies completed during the first quarter, the Company recorded a loss of $499 million in pre-tax net income and an increase of $263 million in pre-tax AOCI, for a total impact loss of $236 million. The negative impact is mostly driven by the reduction of the Purchase market risk benefits (“MRB”) asset of $2.0 billion and the reduction of Liability for MRBs of $1.6 billion, offset by a decrease in reinsurance deposit liability of $183 million. Purchase MRB asset reduction is larger than the Direct MRB liability reduction since the Venerable reinsurance assets sit in a collateralized trust and thus materially reduce the non-performance risk. Deposit account liability decreases as novation leads to faster amortization of the liability. The novation impact from the base contracts and the contracts in payout status is less material, as the increase in policyholders’ account balance of $33 million and decrease in liability for future policyholders’ benefits of $458 million are largely offset by a decrease in amounts due from reinsurers of $432 million.
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
In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024.
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
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “first quarter 2025” and “first quarter 2024” refer to the three months ended March 31, 2025 and 2024, respectively. The terms “first three months of 2025” and “first three months of 2024” refer to the three months ended March 31, 2025 and 2024, respectively.
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
As of March 31, 2025 and December 31, 2024, respectively, Equitable Financial holds $131 million and $128 million of equity interests in the CLOs. The Company consolidated the CLOs as of March 31, 2025 and December 31, 2024 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the CLO’s loan manager. The assets of the CLOs are legally isolated from the Company’s creditors and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligation to satisfy the liabilities of the CLOs. As of March 31, 2025, Equitable Financial holds $0 million of equity interests in a SPE established to purchase loans from the market in anticipation of a new CLO transaction. The Company consolidated the SPE as of March 31, 2025 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the SPE loan manager.
Resulting from this consolidation in the Company’s consolidated balance sheets are fixed maturities, at fair value using the fair value option with total assets of $2.1 billion and $2.1 billion and total liabilities of $2.1 billion and $2.1 billion at March 31, 2025 and December 31, 2024, respectively. The unpaid outstanding principal balance of the notes and short-term borrowing is $1.9 billion and $1.9 billion at March 31, 2025 and December 31, 2024.
Consolidated Limited Partnerships and LLCs
As of March 31, 2025 and December 31, 2024 the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIE model. Included in other invested assets, mortgage loans on real estate, other equity investments, trading securities, cash and other liabilities in the Company’s consolidated balance sheets at March 31, 2025 and December 31, 2024 are total net assets of $2.4 billion and $2.1 billion, respectively related to these VIEs.
Consolidated AB-Sponsored Investment Funds
Included in the Company’s consolidated balance sheets as of March 31, 2025 and December 31, 2024 are assets of $309 million and $85 million, liabilities of $16 million and $0 million, and redeemable noncontrolling interests of $189 million and $32 million, respectively, associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets as of March 31, 2025 and December 31, 2024 are assets of $60 million and $73 million, liabilities of $3 million and $1 million, and redeemable noncontrolling interests of $13 million and $17 million, respectively, from consolidation of AB-sponsored investment funds under the VOE model.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Non-Consolidated VIEs
As of March 31, 2025 and December 31, 2024 respectively, the Company held approximately $3.1 billion and $3.0 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. The Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $371.7 billion and $350.7 billion as of March 31, 2025 and December 31, 2024 respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $3.1 billion and $3.0 billion and approximately $1.1 billion and $1.2 billion of unfunded commitments as of March 31, 2025 and December 31, 2024, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Non-Consolidated AB-Sponsored Investment Products
As of March 31, 2025 and December 31, 2024, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $44.5 billion and $46.9 billion, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $13 million and $17 million as of March 31, 2025 and December 31, 2024, respectively. The Company has no further commitments to or economic interest in these VIEs.
Revision of Previously Issued Financial Statements
The Company identified an immaterial error related to the initial bookkeeping of ceded accrued fees within policyholders’ account balance ultimately impacting the initial deposit accounting of a reinsurance transaction. The impact of this error to prior periods’ financial statements was not considered to be material. To improve the consistency and comparability of the financial statements, management voluntarily revised the financial statements to include the revisions discussed herein. As a result of the determination to revise previously issued financial statements for the deposit accounting discussed above, management also has corrected other previously identified but uncorrected errors and errors recorded in incorrect periods including, a) pension liability overstatement due to a reconciling item, b) incorrect FX impacting the FABN carrying value, c) incorrect inputs ratio in our MRB modeling and incorrect inputs in the deposit accounting calculation, d) the hedging impact of Treasury Inflation-Protected Securities (TIPS) hedging income was incorrectly recorded in Accumulated other comprehensive income, e) error in the manual accrual in an input calculation in the treasury package overstating Policyholders’ account balance and Interest credited to policyholders, f) incorrect actuarial indication impacting the Liability for MRB and Purchase MRB, and g) incorrect allocation of earned premiums to loss ratio impacting reserves.
See Note 20 of the Notes to these Financial Statements for details of the revision.
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of March 31, 2025 and December 31, 2024 was $707 million and $693 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three months ended March 31, 2025 and 2024.
The following tables provide information relating to the Company’s fixed maturities classified as AFS:
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2025
Fixed Maturities:
Corporate (1)	$54,248	$7	$336	$5,640	$48,937

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury, government and agency	6,110	—	3	1,359	4,754
States and political subdivisions	469	—	3	83	389
Foreign governments	684	—	1	126	559
Residential mortgage-backed (2)	5,323	—	53	116	5,260
Asset-backed (3)	13,857	—	91	63	13,885
Commercial mortgage-backed	4,485	—	9	338	4,156
Redeemable preferred stock	54	—	3	—	57
Total at March 31, 2025	$85,230	$7	$499	$7,725	$77,997
December 31, 2024:
Fixed Maturities:
Corporate (1)	$55,218	$2	$251	$6,116	$49,351
U.S. Treasury, government and agency	5,801	—	—	1,513	4,288
States and political subdivisions	472	—	2	88	386
Foreign governments	689	—	1	136	554
Residential mortgage-backed (2)	4,520	—	15	152	4,383
Asset-backed (3)	13,660	—	96	57	13,699
Commercial mortgage-backed	4,301	—	5	385	3,921
Redeemable preferred stock	56	—	3	—	59
Total at December 31, 2024	$84,717	$2	$373	$8,447	$76,641
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of March 31, 2025 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
March 31, 2025
Contractual maturities:
Due in one year or less	$2,652	$2,634
Due in years two through five	15,365	15,068
Due in years six through ten	19,282	18,502
Due after ten years	24,205	18,435
Subtotal	61,504	54,639
Residential mortgage-backed	5,323	5,260
Asset-backed	13,857	13,885
Commercial mortgage-backed	4,485	4,156
Redeemable preferred stock	54	57
Total at March 31, 2025	$85,223	$77,997
The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Three Months Ended March 31,
	2025	2024
	(in millions)
Proceeds from sales	$1,302	$444
Gross gains on sales	$2	$—
Gross losses on sales	$(3)	$(24)

Net (increase) decrease in Allowance for Credit and Intent to Sell losses	$(6)	$(2)
The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Three Months Ended March 31,
	2025	2024
	(in millions)
Balance, beginning of period	$47	$48
Previously recognized impairments on securities that matured, paid, prepaid or sold	—	(4)
Recognized impairments on securities impaired to fair value this period (1)	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	5	3
Additional credit losses this period on securities previously impaired	1	1
Balance, end of period	$53	$48
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

The tables below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:

Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Three Months Ended March 31, 2025
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(8,074)	$71	$464	$(7,539)
Net investment gains (losses) arising during the period	844	—	—	844
Reclassification adjustment:
Included in net income (loss)	8	—	—	8
Other	—	—	(8)	(8)
Impact of net unrealized investment gains (losses)	—	(5)	(178)	(183)
Net unrealized investment gains (losses) excluding credit losses	(7,222)	66	278	(6,878)
Net unrealized investment gains (losses) with credit losses	(4)	—	1	(3)
Balance, end of period	$(7,226)	$66	$279	$(6,881)

	Three Months Ended March 31, 2024
Balance, beginning of period	$(6,999)	$50	$226	$(6,723)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Net investment gains (losses) arising during the period	(683)	—	—	(683)
Reclassification adjustment:
Included in net income (loss)	26	—	—	26
Other	—	—	(3)	(3)
Impact of net unrealized investment gains (losses)	—	13	134	147
Net unrealized investment gains (losses) excluding credit losses	(7,656)	63	357	(7,236)
Net unrealized investment gains (losses) with credit losses	(4)	—	1	(3)
Balance, end of period	$(7,660)	$63	$358	$(7,239)

The following tables disclose the fair values and gross unrealized losses of the 4,032 issues as of March 31, 2025 and the 4,307 issues as of December 31, 2024 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2025
Fixed Maturities:
Corporate	$7,477	$121	$28,052	$5,515	$35,529	$5,636
U.S. Treasury, government and agency	106	2	4,284	1,357	4,390	1,359
States and political subdivisions	—	—	276	83	276	83
Foreign governments	26	—	462	126	488	126
Residential mortgage-backed	799	8	858	108	1,657	116
Asset-backed	2,684	11	763	52	3,447	63
Commercial mortgage-backed	441	3	2,905	335	3,346	338
Total at March 31, 2025	$11,533	$145	$37,600	$7,576	$49,133	$7,721

December 31, 2024:
Fixed Maturities:
Corporate	$9,147	$205	$28,684	$5,901	$37,831	$6,106
U.S. Treasury, government and agency	117	4	4,107	1,509	4,224	1,513
States and political subdivisions	40	—	271	88	311	88
Foreign governments	59	1	460	135	519	136
Residential mortgage-backed	1,986	26	851	126	2,837	152
Asset-backed	974	7	692	50	1,666	57
Commercial mortgage-backed	409	6	2,893	379	3,302	385
Total at December 31, 2024	$12,732	$249	$37,958	$8,188	$50,690	$8,437

The Company maintains a diversified portfolio of AFS securities across industries and issuers and does not have exposure to any single issuer in excess of 0.4% of total fixed maturities. The largest exposure to a single issuer held as of March 31, 2025 and December 31, 2024 was $350 million and $400 million, respectively, representing 8.3% and 11.7% of the consolidated equity of the Company.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC Designation (as defined below) of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of March 31, 2025 and December 31, 2024, respectively, approximately $1.9 billion and $1.9 billion, or 2.2% and 2.3%, of the $85.2 billion and $84.7 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $60 million and $64 million as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025 and December 31, 2024, respectively, the $7.6 billion and $8.2 billion of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to the allowance for credit losses for these securities was not warranted at either March 31, 2025 or December 31, 2024. As of March 31, 2025 and December 31, 2024, the Company neither intended to sell the securities nor was it more likely than not required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of March 31, 2025, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.
Securities Lending
The Company enters into securities lending agreements with an agent bank whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of March 31, 2025 and December 31, 2024, the estimated fair value of loaned securities was $974 million and $134 million. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as cash or security collateral, calculated daily. We do not have the right to sell or pledge the securities posted as collateral. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. As of March 31, 2025 and December 31, 2024, collateral received in the amount of $998 million and $137 million, of which $146 million and $137 million, respectively, is cash collateral. A securities lending payable for the overnight and continuous loans is included in other liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as Net investment income and were not material for the three months ended March 31, 2025 and 2024.
Mortgage Loans on Real Estate
Accrued interest receivable on commercial, agricultural and residential mortgage loans as of March 31, 2025 and December 31, 2024 was $102 million and $96 million, respectively. There was no accrued interest written off for commercial, agricultural and residential mortgage loans for the three months ended March 31, 2025 and 2024.
There were no mortgage loans foreclosed during the three months ended March 31, 2025.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial, agricultural and residential mortgage loans were as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$259	$272
Current-period provision for expected credit losses	(5)	16
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	(5)	16
Balance, end of period	$254	$288

Agricultural mortgages:
Balance, beginning of period	$15	$6
Current-period provision for expected credit losses	(2)	—
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	(2)	—
Balance, end of period	$13	$6

Residential mortgages:
Balance, beginning of period	$4	$1
Current-period provision for expected credit losses	1	2
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	1	2
Balance, end of period	$5	$3

Total allowance for credit losses	$272	$297

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Credit Quality Information
The Company’s commercial and agricultural mortgage loans segregated by risk rating exposure were as follows:
Loan to Value (“LTV”) Ratios (1) (3)

	March 31, 2025
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
0% - 50%	$—	$185	$334	$137	$210	$1,710	$—	$—	$2,576
50% - 70%	618	1,428	933	1,621	628	2,421	404	271	8,324
70% - 90%	—	73	246	842	918	1,553	109	205	3,946
90% plus	—	—	—	467	322	1,475	—	—	2,264
Total commercial	$618	$1,686	$1,513	$3,067	$2,078	$7,159	$513	$476	$17,110

Agricultural:
0% - 50%	$27	$47	$102	$157	$201	$1,123	$—	$—	$1,657
50% - 70%	18	158	54	126	129	402	—	—	887
70% - 90%	—	—	—	—	—	—	—	—	—
90% plus	—	—	—	—	—	16	—	—	16
Total agricultural	$45	$205	$156	$283	$330	$1,541	$—	$—	$2,560

Total commercial and agricultural mortgage loans:
0% - 50%	$27	$232	$436	$294	$411	$2,833	$—	$—	$4,233
50% - 70%	636	1,586	987	1,747	757	2,823	404	271	9,211
70% - 90%	—	73	246	842	918	1,553	109	205	3,946
90% plus	—	—	—	467	322	1,491	—	—	2,280
Total commercial and agricultural mortgage loans	$663	$1,891	$1,669	$3,350	$2,408	$8,700	$513	$476	$19,670

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Debt Service Coverage (“DSC”) Ratios (2) (3)

	March 31, 2025
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
Greater than 2.0x	$67	$208	$175	$949	$1,232	$4,034	$—	$—	$6,665
1.8x to 2.0x	—	103	—	50	149	974	113	252	1,641
1.5x to 1.8x	84	471	211	654	—	1,058	50	188	2,716
1.2x to 1.5x	391	716	515	481	602	709	—	—	3,414
1.0x to 1.2x	76	188	602	713	78	339	350	36	2,382
Less than 1.0x	—	—	10	220	17	45	—	—	292
Total commercial	$618	$1,686	$1,513	$3,067	$2,078	$7,159	$513	$476	$17,110

Agricultural:
Greater than 2.0x	$2	$11	$5	$40	$34	$211	$—	$—	$303
1.8x to 2.0x	2	10	17	23	53	103	—	—	208
1.5x to 1.8x	2	48	11	44	27	288	—	—	420
1.2x to 1.5x	19	46	46	88	138	522	—	—	859
1.0x to 1.2x	9	71	46	63	68	381	—	—	638
Less than 1.0x	11	19	31	25	10	36	—	—	132
Total agricultural	$45	$205	$156	$283	$330	$1,541	$—	$—	$2,560

Total commercial and agricultural mortgage loans:
Greater than 2.0x	$69	$219	$180	$989	$1,266	$4,245	$—	$—	$6,968
1.8x to 2.0x	2	113	17	73	202	1,077	113	252	1,849
1.5x to 1.8x	86	519	222	698	27	1,346	50	188	3,136
1.2x to 1.5x	410	762	561	569	740	1,231	—	—	4,273
1.0x to 1.2x	85	259	648	776	146	720	350	36	3,020
Less than 1.0x	11	19	41	245	27	81	—	—	424
Total commercial and agricultural mortgage loans	$663	$1,891	$1,669	$3,350	$2,408	$8,700	$513	$476	$19,670
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

DSC Ratios (2) (3)

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

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
The amortized cost of residential mortgage loans by credit quality indicator and origination year was as follows:

	March 31, 2025
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
Performance indicators:
Performing	$437	$414	$183	$129	$3	$2	$1,168
Nonperforming	—	—	—	—	—	—	—
Total	$437	$414	$183	$129	$3	$2	$1,168

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	December 31, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2019	Prior	Total
	(in millions)
Performance indicators:
Performing	$313	$428	$186	$133	$4	$2	$1,066
Nonperforming	—	—	—	—	—	—	—
Total	$313	$428	$186	$133	$4	$2	$1,066

Past-Due and Nonaccrual Mortgage Loan Status
The aging analysis of past-due mortgage loans were as follows:
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
March 31, 2025:
Mortgage loans:
Commercial	$—	$—	$—	$—	$17,053	$17,053	$57	$17,110	$—	$—
Agricultural	46	6	65	117	2,408	2,525	35	2,560	16	—
Residential	—	—	2	2	1,165	1,167	1	1,168	—	—
Total	$46	$6	$67	$119	$20,626	$20,745	$93	$20,838	$16	$—

December 31, 2024:
Mortgage loans:
Commercial	$—	$—	$—	$—	$16,659	$16,659	$57	$16,716	$—	$1
Agricultural	12	1	33	46	2,486	2,532	36	2,568	—	—
Residential	—	1	—	1	1,065	1,066	—	1,066	—	—
Total	$12	$2	$33	$47	$20,210	$20,257	$93	$20,350	$—	$1
______________
(1)Amounts presented at amortized cost basis.
As of March 31, 2025 and December 31, 2024, the amortized cost of problem mortgage loans that had been classified as non-accrual loans were $37 million and $36 million, respectively.
Loan Modifications
There were no loan modifications during the three months ended March 31, 2025. During 2024, the Company granted a modification splitting a commercial mortgage loan into two notes. One note retaining the original loan terms and the second note with an increased interest rate to market terms and required management of excess cash. The loan has an amortized cost of $65 million. The impact to Investment income or gains (losses) as a result of this modification was not material to the consolidated financial statements.
During 2023, the Company granted a modification of interest rates on four commercial mortgage loans, but not to market terms and required management of excess cash. The loans have an amortized cost of $228 million which represents 1.3% of total commercial mortgage loans. Two of the four loans also have term extensions of 17 months to 4 years. The impact to Investment income or gains (losses) as a result of these modifications was not material to the Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The above modifications are performing in accordance with their restructured terms.
Equity Securities
The breakdown of unrealized and realized gains and (losses) on equity securities was as follows:
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$—	$15
Net investment gains (losses) recognized on securities sold during the period	—	(1)
Unrealized and realized gains (losses) on equity securities	$—	$14
Trading Securities
As of March 31, 2025 and December 31, 2024, respectively, the fair value of the Company’s trading securities was $1.2 billion and $1.1 billion. As of March 31, 2025 and December 31, 2024, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $54 million and $64 million.
The breakdown of net investment income (loss) from trading securities was as follows:
Net Investment Income (Loss) from Trading Securities

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(17)	$36
Net investment gains (losses) recognized on securities sold during the period	16	1
Unrealized and realized gains (losses) on trading securities	(1)	37
Interest and dividend income from trading securities	9	11
Net investment income (loss) from trading securities	$8	$48
Fixed maturities, at fair value using the fair value option
The breakdown of net investment income (loss) from fixed maturities, at fair value using the fair value option were as follows:
Net Investment Income (Loss) from Fixed Maturities, at Fair Value using the Fair Value Option

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$7	$(3)
Net investment gains (losses) recognized on securities sold during the period	2	1
Unrealized and realized gains (losses) from fixed maturities	9	(2)
Interest and dividend income from fixed maturities	—	5
Net investment income (loss) from fixed maturities	$9	$3

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Net Investment Income
The following tables provides the components of Net investment income by investment type:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Fixed maturities	$936	$812
Mortgage loans on real estate	260	234
Other equity investments	44	60
Policy loans	55	54
Trading securities	8	48
Other investment income	(23)	25
Fixed maturities, at fair value using the fair value option	9	3
Gross investment income (loss)	1,289	1,236
Investment expenses	(41)	(26)
Net investment income (loss)	$1,248	$1,210

Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses were as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Fixed maturities	$(8)	$(26)
Mortgage loans on real estate	(7)	(18)
Other	1	5
Investment gains (losses), net	$(14)	$(39)

For the three months ended March 31, 2025 and 2024, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $0 million and $0 million.
4)     DERIVATIVES
The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by applicable states’ insurance law. Derivatives are generally not accounted for using hedge accounting, with the exception of TIPS and cash flow hedges, which are discussed further below. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, bond and bond-index total return swaps, swaptions, variance swaps and equity options, credit and foreign exchange derivatives, as well as bond and repo transactions to support the hedging. The derivative contracts are collectively managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets. In addition, as part of its hedging strategy, the Company targets an asset level for all variable annuity products at or above a CTE98 level under most economic scenarios (CTE is a statistical measure of tail risk which quantifies the total asset requirement (“TAR”) to sustain a loss if an event outside a given probability level has occurred. CTE98 denotes the financial resources a company would need to cover the average of the worst 2% of scenarios.)

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents the gross notional amount and fair value of the Company’s derivatives:

Derivative Instruments by Category

	March 31, 2025				December 31, 2024
		Fair Value				Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$3,081	$115	$89	$26	$2,940	$111	$95	$16
Interest swaps	952	—	339	(339)	952	—	306	(306)
Total: designated for hedge accounting	4,033	115	428	(313)	3,892	111	401	(290)
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	17,730	1	—	1	14,530	3	—	3
Swaps	15,638	69	20	49	16,264	65	19	46
Options	67,942	17,444	3,819	13,625	70,685	20,647	4,319	16,328
Interest rate contracts:
Futures	10,701	—	—	—	9,310	—	—	—
Swaps	629	8	3	5	672	—	41	(41)
Options	50	6	—	6	—	—	—	—
Credit contracts:
Credit default swaps	317	1	6	(5)	275	12	10	2
Currency contracts:
Currency swaps	900	2	26	(24)	828	26	—	26
Currency forwards	76	15	15	—	28	17	17	—
Other freestanding contracts:
Margin	—	1,007	—	1,007	—	796	—	796
Collateral	—	122	14,073	(13,951)	—	137	16,908	(16,771)
Total: not designated for hedge accounting	113,983	18,675	17,962	713	112,592	21,703	21,314	389

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2)	—	—	13,962	(13,962)	—	—	17,212	(17,212)
Total embedded derivatives	—	—	13,962	(13,962)	—	—	17,212	(17,212)

Total derivative instruments	$118,016	$18,790	$32,352	$(13,562)	$116,484	$21,814	$38,927	$(17,113)
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss):
Derivative Instruments by Category

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	Net Derivatives Gain (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$—	$6	$33	$(37)	$—	$3	$(18)	$16
Interest swaps	—	(3)	—	(21)	—	3	—	(7)
Total: designated for hedge accounting	—	3	33	(58)	—	6	(18)	9
Derivatives: not Designated for hedge accounting
Equity contracts:
Futures	(200)	—	—	—	241	—	—	—
Swaps	705	—	—	—	(1,115)	—	—	—
Options	(2,645)	—	—	—	2,795	—	—	—
Interest rate contracts:
Futures	(23)	—	—	—	(9)	—	—	—
Swaps	15	—	—	—	(164)	—	—	—
Options	(1)	—	—	—	—	—	—	—
Credit contracts:
Credit default swaps	—	—	—	—	(1)	—	—	—
Currency contracts:
Currency swaps	(30)	—	—	—	12	—	—	—
Currency forwards	—	—	—	—	1	—	—	—
Other freestanding contracts:
Margin	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	(2,179)	—	—	—	1,760	—	—	—

Embedded derivatives:
SCS, SIO,MSO and IUL indexed features	2,978	—	—	—	(3,136)	—	—	—
Total embedded derivatives	2,978	—	—	—	(3,136)	—	—	—

Total derivative instruments	$799	$3	$33	$(58)	$(1,376)	$6	$(18)	$9
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents a roll-forward of cash flow hedges recognized in AOCI:
Roll-forward of Cash flow hedges in AOCI

	Three Months Ended March 31,
	2025	2024
	(in millions)
Balance, beginning of period	$80	$(29)
Amount recorded in AOCI
Currency swaps	10	—
Interest swaps	(29)	(8)
Total amount recorded in AOCI	(19)	(8)
Amount reclassified from (to) income to AOCI
Currency swaps (1)	(47)	16
Interest swaps (1)	8	1
Total amount reclassified from (to) income to AOCI	(39)	17
Balance, end of period (2)	$22	$(20)
______________
(1)    Currency swaps income is reported in Net investment income in the consolidated statements of income (loss). Interest swaps income is reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)    The Company does not estimate the amount of the deferred losses in AOCI at March 31, 2025, and 2024 which will be released and reclassified into net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of March 31, 2025 and December 31, 2024 are exchange-traded and net settled daily in cash. As of March 31, 2025 and December 31, 2024, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $896 million and $704 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $124 million and $99 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $12 million and $11 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of March 31, 2025 and December 31, 2024, respectively, the Company held $14.1 billion and $16.9 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $122 million and $137 million as of March 31, 2025 and December 31, 2024, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
As of March 31, 2025 and December 31, 2024, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables present information about the Company’s offsetting of financial assets and liabilities and derivative instruments:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of March 31, 2025

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$18,789	$11,621	$7,168	$(6,117)	$1,051
Secured lending	146	—	146	(852)	(706)
Other financial assets	1,657	—	1,657	—	1,657
Other invested assets	$20,592	$11,621	$8,971	$(6,969)	$2,002

Liabilities:
Derivative liabilities (2)	$12,275	$11,621	$654	$—	$654
Secured lending	146	—	146	—	146
Other financial liabilities	5,900	—	5,900	—	5,900
Other liabilities	$18,321	$11,621	$6,700	$—	$6,700
______________
(1)Excludes Asset Management segment’s derivative assets of consolidated VIEs/VOEs.
(2)Excludes Asset Management segment’s derivative liabilities of consolidated VIEs/VOEs.
(3)Financial instruments/collateral sent (held).
As of December 31, 2024

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$21,814	$14,924	$6,890	$(6,080)	$810
Secured Lending	137	—	137	—	137
Other financial assets	1,510	—	1,510	—	1,510
Other invested assets	$23,461	$14,924	$8,537	$(6,080)	$2,457

Liabilities:
Derivative liabilities (2)	$15,634	$14,924	$710	$—	$710
Secured Lending	137	—	137	—	137
Other financial liabilities	6,185	—	6,185	—	6,185
Other liabilities	$21,956	$14,924	$7,032	$—	$7,032
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
Assets allocated to the Closed Block insure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of the Company’s General Account, any of its Separate Accounts or any affiliate of the Company without the approval of the New York State Department of Financial Services (the “NYDFS”). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. For more information on the Closed Block, see Note 6 to the Company's consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024.
Summarized financial information for the Company’s Closed Block is as follows:

	March 31, 2025	December 31, 2024
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,157	$5,213
Other liabilities	186	62
Total Closed Block liabilities	5,343	5,275

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $2,736 and $2,888) (allowance for credit losses of$0 and$0)	2,629	2,746
Mortgage loans on real estate (net of allowance for credit losses of $22 and $21)	1,525	1,531
Policy loans	515	523
Cash and other invested assets	259	17
Other assets	116	130
Total assets designated to the Closed Block	5,044	4,947

Excess of Closed Block liabilities over assets designated to the Closed Block	299	328
Amounts included in AOCI:
Net unrealized investment gains (losses), net of income tax: $23 and $30	(85)	(112)
Maximum future earnings to be recognized from Closed Block assets and liabilities	$214	$216

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Revenues:
Premiums and other income	$27	$29
Net investment income (loss)	51	52
Investment gains (losses), net	(1)	(1)
Total revenues	77	80

Benefits and Other Deductions:
Policyholders’ benefits and dividends	74	77
Total benefits and other deductions	74	77
Net income (loss), before income taxes	3	3
Income tax (expense) benefit	(1)	(1)
Net income (loss)	$2	$2
6)    DAC AND OTHER DEFERRED ASSETS/LIABILITIES
The following table presents a reconciliation of DAC to the consolidated balance sheets:

	March 31	December 31
	2025	2024
	(in millions)
Protection Solutions
Term	$307	$314
Universal Life	172	170
Variable Universal Life	1,102	1,083
Indexed Universal Life	186	186
Individual Retirement
GMxB Core	1,604	1,605
EQUI-VEST Individual	154	154
Investment Edge	236	225
SCS	2,018	1,938
Legacy Segment
GMxB Legacy	504	517
Group Retirement
EQUI-VEST Group	771	768
Momentum	82	83
Corporate and Other	105	107
Other	21	20
Total	$7,262	$7,170
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Changes in the DAC asset were as follows:

	Three Months Ended March 31, 2025
	Protection Solutions				Individual Retirement				Legacy	Group Retirement		Corporate and Other	Total
	Term	UL	VUL	IUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB (1)
	(in millions)
Balance, beginning of period	$314	$170	$1,083	$186	$1,605	$154	$225	$1,938	$517	$768	$83	$107	$7,150
Capitalization	2	5	35	3	37	3	16	157	5	15	3	—	281
Amortization (2)	(9)	(3)	(16)	(3)	(38)	(3)	(5)	(77)	(18)	(12)	(4)	(2)	(190)
Balance, end of period	$307	$172	$1,102	$186	$1,604	$154	$236	$2,018	$504	$771	$82	$105	$7,241
______________
(1)“CB” defined as Closed Block.
(2)Includes an immaterial impact from Novation. See Note 1 for additional details.

	Three Months Ended March 31, 2024
	Protection Solutions				Individual Retirement				Legacy	Group Retirement		Corporate and Other	Total
	Term	UL	VUL	IUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB
	(in millions)
Balance, beginning of period	$337	$174	$987	$188	$1,602	$155	$172	$1,571	$555	$742	$82	$116	$6,681
Capitalization	4	3	37	2	39	2	12	148	7	15	2	—	271
Amortization (1)	(10)	(3)	(15)	(3)	(37)	(3)	(4)	(64)	(16)	(10)	(4)	(2)	(171)
Balance, end of period	$331	$174	$1,009	$187	$1,604	$154	$180	$1,655	$546	$747	$80	$114	$6,781
______________
(1)    DAC amortization of $1 million related to Other not reflected in table above.
Changes in the Individual Retirement sales inducement assets were as follows:

	Three Months Ended March 31,
	2025		2024
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(in millions)
Balance, beginning of period	$117	$160	$127	$179
Capitalization	—	—	1	—
Amortization	(3)	(5)	(3)	(5)
Balance, end of period	$114	$155	$125	$174

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Changes in the Protection Solutions unearned revenue liability were as follows:

	Three Months Ended March 31,
	2025			2024
	UL	VUL	IUL	UL	VUL	IUL
	(in millions)
Balance, beginning of period	$114	$840	$250	$107	$754	$210
Capitalization	3	37	12	4	32	14
Amortization	(2)	(13)	(4)	(2)	(12)	(3)
Balance, end of period	$115	$864	$258	$109	$774	$221
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
The Company uses unadjusted quoted market prices to measure fair value for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are measured using present value or other valuation techniques. The fair value determinations are made at a specific point in time, based on available market information and judgments about the financial instrument, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such adjustments do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value can neither be substantiated by direct comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.
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
Fair Value Measurements as of March 31, 2025

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$47,106	$1,831	$48,937
U.S. Treasury, government and agency	—	4,754	—	4,754
States and political subdivisions	—	389	—	389
Foreign governments	—	559	—	559
Residential mortgage-backed (2)	—	5,260	—	5,260
Asset-backed (3)	—	13,237	648	13,885
Commercial mortgage-backed	—	4,148	8	4,156
Redeemable preferred stock	—	57	—	57
Total fixed maturities, AFS	—	75,510	2,487	77,997
Fixed maturities, at fair value using the fair value option	—	1,842	263	2,105
Other equity investments (4)	311	260	16	587
Trading securities	406	688	109	1,203
Other invested assets:
Short-term investments	—	50	—	50
Assets of consolidated VIEs/VOEs	18	324	2	344
Swaps	—	(283)	—	(283)
Credit default swaps	—	(5)	—	(5)
Futures	1	—	—	1
Options	—	13,631	—	13,631
Total other invested assets	19	13,717	2	13,738
Cash equivalents	5,462	530	—	5,992
Segregated securities	—	772	—	772
Purchased market risk benefits	—	—	5,976	5,976
Assets for market risk benefits	—	—	644	644
Separate Accounts assets (5)	121,586	2,476	—	124,062
Total Assets	$127,784	$95,795	$9,497	$233,076

Liabilities:
Notes issued by consolidated VIE’s, at fair value using the fair value option (6)	$—	$1,931	$168	$2,099
SCS, SIO, MSO and IUL indexed features’ liability	—	13,962	—	13,962
Liabilities for market risk benefits	—	—	10,864	10,864
Contingent payment arrangements	—	—	8	8
Total Liabilities	$—	$15,893	$11,040	$26,933
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Includes short position equity securities of $21 million that are reported in other liabilities.
(5)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of March 31, 2025, the fair value of such investments was $302 million.
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
	(in millions)
Assets:
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$46,879	$2,472	$49,351
U.S. Treasury, government and agency	—	4,288	—	4,288
States and political subdivisions	—	386	—	386
Foreign governments	—	554	—	554
Residential mortgage-backed (2)	—	4,383	—	4,383
Asset-backed (3)	—	13,467	232	13,699
Commercial mortgage-backed (2)	—	3,913	8	3,921
Redeemable preferred stock	—	59	—	59
Total fixed maturities, AFS	—	73,929	2,712	76,641
Fixed maturities, at fair value using the fair value option	—	1,778	275	2,053
Other equity investments (4)	319	251	53	623
Trading securities	433	576	80	1,089
Other invested assets:
Short-term investments	—	36	—	36
Assets of consolidated VIEs/VOEs	16	137	2	155
Swaps	—	(259)	—	(259)
Credit default swaps	—	2	—	2
Futures	3	—	—	3
Options	—	16,328	—	16,328
Total other invested assets	19	16,244	2	16,265
Cash equivalents	5,356	45	—	5,401
Segregated securities	2	498	—	500
Purchased market risk benefits	—	—	7,376	7,376
Assets for market risk benefits	—	—	863	863
Separate Accounts assets (5)	131,714	2,489	—	134,203
Total Assets	$137,843	$95,810	$11,361	$245,014

Liabilities:
Notes issued by consolidated VIE’s, at fair value using the fair value option (6)	$—	$1,933	$172	$2,105
SCS, SIO, MSO and IUL indexed features’ liability	—	17,212	—	17,212
Liabilities for market risk benefits	—	—	11,810	11,810
Contingent payment arrangements	—	—	9	9
Total Liabilities	$—	$19,145	$11,991	$31,136
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Public Fixed Maturities
The fair values of the Company’s public fixed maturities, including those accounted for using the fair value option, are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Financial Instruments Classified as Level 2
Investments classified as Level 2 are measured at fair value on a recurring basis and primarily include U.S. government and agency securities, certain corporate debt securities and financial assets and liabilities accounted for using the fair value option, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury bills segregated by AB in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)and for which fair values are based on quoted yields in secondary markets.
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
After giving consideration to collateral arrangements, the Company reduced the fair value of its purchased MRB asset by $114 million and $382 million as of March 31, 2025 and December 31, 2024, respectively, to recognize incremental counterparty non-performance risk.
The Company’s Level 3 liabilities include contingent payment arrangements associated with acquisitions in 2020 by AB. At each reporting date, AB estimates the fair values of the contingent consideration expected to be paid based upon revenue and discount rate projections, using unobservable market data inputs, which are included in Level 3 of the valuation hierarchy. The Company’s consolidated VIEs/VOEs hold investments that are classified as Level 3, primarily corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities.
Transfers of Financial Instruments Between Levels 2 and 3
During the three months ended March 31, 2025, fixed maturities with fair values of $879 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $183 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 25.3% of total equity as of March 31, 2025.
During the three months ended March 31, 2024, fixed maturities with fair values of $169 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $120 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 7.8% of total equity as of March 31, 2024.

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

	Three Months Ended March 31, 2025
	Corporate	State and Political Subdivisions	Asset-backed	CMBS
	(in millions)
Balance, beginning of period	$2,472	$—	$232	$8
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—
Investment gains (losses), net	(3)	—	—	—
Subtotal	(2)	—	—	—
Other comprehensive income (loss)	11	—	3	—
Purchases	145	—	386	—
Debt issuances	—	—	—	—
Sales	(98)	—	(122)	—
Settlements	—	—	—	—
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	—	—	149	—
Transfers out of Level 3 (1)	(697)	—	—	—
Balance, end of period	$1,831	$—	$648	$8
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$8	$—	$3	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of March 31, 2025, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31, 2025
	Fixed maturities, at FVO	Other Equity Investments (1)	Trading Securities, at Fair Value	Notes issued by consolidated VIE’s	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$275	$55	$80	$(172)	$(9)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—	—	—
Investment gains (losses), net	(4)	—	—	—	—
Subtotal	(2)	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases	112	3	29	—	—
Debt issuances	—	—	—	(1)	—
Sales	(14)	—	—	—	—
Settlements	—	—	—	5	1
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (2)	32	2	—	—	—
Transfers out of Level 3 (2)	(140)	(42)	—	—	—
Balance, end of period	$263	$18	$109	$(168)	$(8)

Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (3)	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (3)	$—	$—	$—	$—	$—
______________
(1)Other Equity Investments include other invested assets.
(2)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(3)For instruments held as of March 31, 2025, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31, 2024
	Corporate	State and Political Subdivisions	Asset-backed	CMBS
	(in millions)
Balance, beginning of period	$2,158	$27	$47	$7
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—	—
Investment gains (losses), net	(1)	—	—	—
Subtotal	1	—	—	—
Other comprehensive income (loss)	10	—	—	—
Purchases	215	—	48	—
Sales	(56)	—	(10)	—
Settlements	—	—	—	—
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	57	—	—	—
Transfers out of Level 3 (1)	(47)	(27)	(14)	—
Balance, end of period	$2,338	$—	$71	$7
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$10	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of March 31, 2024, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Three Months Ended March 31, 2024
	Fixed maturities, at FVO	Other Equity Investments (1)	Trading Securities, at Fair Value	Separate Accounts Assets	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$181	$57	$61	$—	$(253)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	16	1	—	—	—
Investment gains (losses), net	—	—	—	—	—
Subtotal	16	1	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases	80	42	—	1	—
Sales	(15)	(42)	—	—	—
Settlements	—	—	—	—	1
Other	—	—	—	—	(2)
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (2)	63	—	—	—	—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31, 2024
	Fixed maturities, at FVO	Other Equity Investments (1)	Trading Securities, at Fair Value	Separate Accounts Assets	Contingent Payment Arrangement
	(in millions)
Transfers out of Level 3 (2)	(81)	—	—	—	—
Balance, end of period	$244	$58	$61	$1	$(254)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (3)	$—	$1	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (3)	$28	$—	$—	$—	$—
_____________
(1)Other Equity Investments include other invested assets.
(2)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(3)For instruments held as of March 31, 2024, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities:
Quantitative Information about Level 3 Fair Value Measurements as of March 31, 2025

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$1,050	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	1.0x - 36.5x 7.9% - 18.7% 1.8x - 13.0x (1.7)% - 54.6%	10.8x 3.5% 4.4x 8.7%
Trading securities, at fair value (5)	75	Discounted cash flow	Earnings multiple Discount factor Discount years	8.6x 10.0% 7
	1	Market comparable companies	Cashflow Multiples	6.0x - 8.4x	8.4x
Purchased MRB asset (1) (2) (4)	5,976	Discounted cash flow	Lapse rates Withdrawal rates GMIB Utilization rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.24%-13.05% 0.06%-11.65% 0.04%-66.70% 0 bps - 97 bps 15%-30% 0.01%-0.17% 0.06%-0.52% 0.32%-41.20%	2.00% 0.59% 6.77% 7 bps 23% 3.19% (same for all ages) (same for all ages)
Liabilities:
AB Contingent consideration payable	$8	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 13.3% 1.9% - 1.9%	6.8% 1.9%
Direct MRB (1) (2) (3) (4)	10,220	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	116 bps 0.24%-36.18% 0.00%-11.65% 0.04%-100.00% 0.01%-0.17% 0.06%-0.52% 0.32%-41.20%	116 bps 3.58% 0.75% 5.25% 2.87% (same for all ages) (same for all ages)
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
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $10.9 billion of MRB liabilities and $644 million of MRB assets.
(4)Includes Legacy and Core products.
(5)Certain newly acquired Level 3 Trading securities are not presented as cost basis approximates fair value as of March 31, 2025.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2024

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$402	Matrix pricing model	Spread over benchmark	70 bps - 220 bps	153 bps
	981	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	4.7x - 36.5x 8.4% - 34.9% 1.8x-11.8x 0.0%-56.4%	12.2x 3.9% 4.5x 15.0%
Trading securities, at fair value (5)	75	Discounted cash flow	Earnings multiple Discounts factor Discount years	8.6x 10.0% 7
	1	Market comparable companies	Cashflow Multiples	8.4x - 8.4x	8.4x
Purchased MRB asset (1) (2) (4)	7,376	Discounted cash flow	Lapse rates Withdrawal rates GMIB Utilization rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.24% - 13.05% 0.06% - 11.65% 0.04% - 66.70% 33 bps - 93 bps 12% - 29% 0.01% - 0.17% 0.06% - 0.52% 0.32% - 41.20%	2.17% 0.48% 6.75% 34 bps 23% 3.36% (same for all ages) (same for all ages)
Liabilities:
AB Contingent consideration payable	$9	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 29.3% 1.9% - 10.4%	5.5% 7.3%
Direct MRB (1) (2) (3) (4)	10,947	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	94 bps 0.24% - 36.18% 0.00% - 11.65% 0.04% - 100.00% 0.01% - 0.17% 0.06% - 0.52% 0.32% - 41.20%	94 bps 3.57% 0.58% 5.15% 3.00% (same for all ages) (same for all ages)
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
Excluded from the tables above as of March 31, 2025 and December 31, 2024, respectively, are approximately $1.8 billion and $1.7 billion of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of March 31, 2025 and December 31, 2024, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of March 31, 2025 and December 31, 2024, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
March 31, 2025:
Mortgage loans on real estate	$20,566	$—	$—	$19,353	$19,353
Policy loans	$4,318	$—	$—	$4,553	$4,553
Policyholders’ liabilities: Investment contracts	$2,409	$—	$—	$2,381	$2,381
FHLB funding agreements	$6,879	$—	$6,835	$—	$6,835
FABN funding agreements	$7,100	$—	$6,877	$—	$6,877
Funding agreement-backed commercial paper (FABCP)	$828	$—	$850	$—	$850
Long-term debt	$4,330	$—	$4,256	$—	$4,256
Separate Accounts liabilities	$11,388	$—	$—	$11,388	$11,388

December 31, 2024:
Mortgage loans on real estate	$20,072	$—	$—	$18,567	$18,567
Policy loans	$4,330	$—	$—	$4,559	$4,559
Policyholders’ liabilities: Investment contracts	$2,046	$—	$—	$1,996	$1,996
FHLB funding agreements	$7,167	$—	$7,113	$—	$7,113
FABN funding agreements	$5,725	$—	$5,481	$—	$5,481
Funding agreement-backed commercial paper (FABCP)	$74	$—	$75	$—	$75
Long-term debt	$3,833	$—	$3,722	$—	$3,722
Separate Accounts liabilities	$12,055	$—	$—	$12,055	$12,055

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
8)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS
The following table reconciles the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheets:

	March 31, 2025	December 31, 2024
	(in millions)
Reconciliation
Term	$1,292	$1,285
Payout	4,782	5,050
Group Pension - Benefit Reserve & DPL	454	460
Health	1,353	1,362
UL	1,264	1,246
Subtotal	9,145	9,403
Whole Life Closed Block and Open Block products	5,142	5,204
Other (1)	908	901
Future policyholder benefits total	15,195	15,508
Other policyholder funds and dividends payable	2,177	2,105
Total	$17,372	$17,613

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
The following table summarizes balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts:

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	Protection Solutions	Individual Retirement	Corporate & Other		Protection Solutions	Individual Retirement	Corporate & Other
	Term	Payout	Group Pension	Health	Term	Payout	Group Pension	Health
	(in millions)
Present Value of Expected Net Premiums
Balance, beginning of period	$1,932	$—	$—	$(25)	$2,133	$—	$—	$(21)
Beginning balance at original discount rate	1,959	—	—	(26)	2,058	—	—	(22)
Effect of changes in cash flow assumptions	—	—	—	—	(18)	—	—	—
Effect of actual variances from expected experience	(29)	—	—	(2)	(18)	—	—	1
Adjusted beginning of period balance	1,930	—	—	(28)	2,022	—	—	(21)
Issuances	11	—	—	—	11	—	—	—
Interest accrual	24	—	—	—	25	—	—	—
Net premiums collected	(46)	—	—	1	(49)	—	—	1
Ending Balance at original discount rate	1,919	—	—	(27)	2,009	—	—	(20)
Effect of changes in discount rate assumptions	(7)	—	—	1	17	—	—	1
Balance, end of period	$1,912	$—	$—	$(26)	$2,026	$—	$—	$(19)

Present Value of Expected Future Policy Benefits
Balance, beginning of period	$3,216	$5,050	$460	$1,337	$3,480	$4,464	$490	$1,484
Beginning balance of original discount rate	3,215	5,390	514	1,555	3,330	4,680	536	1,672
Effect of changes in cash flow assumptions (1)	—	(468)	—	—	(20)	—	—	—
Effect of actual variances from expected experience	(39)	(1)	—	(6)	(23)	(3)	1	1
Adjusted beginning of period balance	3,176	4,921	514	1,549	3,287	4,677	537	1,673
Issuances	11	201	—	—	12	279	—	—
Interest accrual	40	51	5	13	41	45	5	14
Benefits payments	(58)	(127)	(16)	(38)	(64)	(113)	(16)	(41)
Ending Balance at original discount rate	3,169	5,046	503	1,524	3,276	4,888	526	1,646
Effect of changes in discount rate assumptions	34	(264)	(49)	(197)	65	(302)	(53)	(215)
Balance, end of period	$3,203	$4,782	$454	$1,327	$3,341	$4,586	$473	$1,431
Impact of flooring LFPB at zero	1	—	—	—	1	—	—	—
Net liability for future policy benefits	$1,292	4,782	454	1,353	1,316	4,586	473	1,450
Less: Reinsurance recoverable	6	(960)	—	(1,060)	24	(1,069)	—	(1,147)
Net liability for future policy benefits, after reinsurance recoverable	$1,298	$3,822	$454	$293	$1,340	$3,517	$473	$303

Weighted-average duration of liability for future policyholder benefits (years)	6.8	7.7	6.9	8.3	6.9	8.0	7.0	8.6
______________
(1)For the first quarter 2025, this is the net income impact due to novation as described in Note 1.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts:

	March 31, 2025	December 31, 2024
	(in millions)
Term
Expected future benefit payments and expenses (undiscounted)	$5,530	$5,613
Expected future gross premiums (undiscounted)	6,511	6,597
Expected future benefit payments and expenses (discounted; AOCI basis)	3,203	3,216
Expected future gross premiums (discounted; AOCI basis)	3,503	3,507

Payout
Expected future benefit payments and expenses (undiscounted)	7,166	7,686
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	4,662	4,938
Expected future gross premiums (discounted; AOCI basis)	—	—

Group Pension
Expected future benefit payments and expenses (undiscounted)	616	630
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	432	436
Expected future gross premiums (discounted; AOCI basis)	—	—

Health
Expected future benefit payments and expenses (undiscounted)	2,093	2,139
Expected future gross premiums (undiscounted)	67	70
Expected future benefit payments and expenses (discounted; AOCI basis)	1,313	1,323
Expected future gross premiums (discounted; AOCI basis)	$53	$55

The table below summarizes the revenue and interest related to nonparticipating traditional and limited payment contracts:

	Three Months Ended March 31,
	2025	2024	2025	2024
	Gross Premium		Interest Accretion
	(in millions)
Revenue and Interest Accretion
Term	$83	$88	$16	$16
Payout	67	68	53	49
Group Pension	—	—	5	5
Health	2	3	13	14
Total	$152	$159	$87	$84

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table provides the weighted average interest rates for the liability for future policy benefits:

	March 31, 2025	December 31, 2024
Weighted Average Interest Rate
Term
Interest accretion rate	5.6%	5.6%
Current discount rate	5.1%	5.2%
Payout
Interest accretion rate	4.4%	4.4%
Current discount rate	5.2%	5.3%
Group Pension
Interest accretion rate	3.4%	3.4%
Current discount rate	5.0%	5.2%
Health
Interest accretion rate	3.4%	3.4%
Current discount rate	5.2%	5.4%
The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities:

	Three Months Ended March 31,
	2025	2024
	Protection Solutions
	UL
	(in millions)
Balance, beginning of period	$1,246	$1,208
Beginning balance before AOCI adjustments	1,302	1,245
Effect of changes in interest rate & cash flow assumptions and model changes	—	—
Effect of actual variances from expected experience	5	2
Adjusted beginning of period balance	1,307	1,247
Interest accrual	14	13
Net assessments collected	17	18
Benefit payments	(22)	(21)
Ending balance before shadow reserve adjustments	1,316	1,257
Effect of reserve adjustment recorded in AOCI	(52)	(47)
Balance, end of period	$1,264	$1,210

Net liability for additional liability	$1,264	$1,210
Less: Reinsurance recoverable	—	—
Net liability for additional liability, after reinsurance recoverable	$1,264	$1,210

Weighted-average duration of additional liability - death benefit (years)	19.3	19.7

The following tables provide the revenue, interest and weighted average interest rates, related to the additional insurance liabilities:

	Three Months Ended March 31,
	2025	2024	2025	2024
	Assessments		Interest Accretion
	(in millions)
Revenue and Interest Accretion
UL	$145	$164	$14	$14
Total	$145	$164	$14	$14

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31,
	2025	2024

Weighted Average Interest Rate
UL	4.5%	4.5%
Interest accretion rate	4.5%	4.5%
The discount rate used for additional insurance liabilities reserve is based on the crediting rate at issue.
9)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for MRBs for the GMxB benefits on deferred variable annuities:

	Three Months Ended March 31,
	2025				2024
	Individual Retirement	Legacy			Individual Retirement	Legacy
	GMxB Core	GMxB Legacy	Purchased MRB	Net Legacy	GMxB Core	GMxB Legacy	Purchased MRB	Net Legacy
	(in millions)
Balance, beginning of period	$496	$10,508	$(7,372)	$3,136	$597	$13,425	$(9,448)	$3,977
Balance BOP before changes in the instrument specific credit risk	163	9,735	(7,368)	2,367	319	13,023	(9,409)	3,614
Model changes and effect of changes in cash flow assumptions (1)	—	(1,344)	1,855	511	—	—	169	169
Actual market movement effect	71	349	(116)	233	(159)	(792)	392	(400)
Interest accrual	15	106	(64)	42	16	161	(113)	48
Attributed fees accrued (2)	94	165	(60)	105	95	200	(80)	120
Benefit payments	(11)	(280)	129	(151)	(10)	(322)	169	(152)
Actual policyholder behavior different from expected behavior	13	20	—	20	5	(23)	9	(14)
Changes in future economic assumptions	147	585	(333)	252	(193)	(928)	551	(377)
Issuances	3	—	—	—	(2)	—	—	—
Balance EOP before changes in the instrument-specific credit risk	495	9,336	(5,957)	3,379	71	11,319	(8,312)	3,007
Changes in the instrument-specific credit risk (1) (3)	222	169	(16)	153	252	396	(31)	365
Balance, end of period	$717	$9,505	$(5,973)	$3,532	$323	$11,715	$(8,343)	$3,372

Weighted-average age of policyholders (years)	65.6	73.8	73.3	N/A	64.6	73.2	72.8	N/A
Net amount at risk	$3,112	$16,915	$7,541	N/A	$2,764	$19,673	$10,407	N/A
______________
(1)Primarily includes the net income impact of the novation, as described in Note 1, in the first quarter 2025. Primarily includes the impact of non-affiliated recapture of reinsurance completed in the first quarter 2024.
(2)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(3)Changes are recorded in OCI except for reinsurer credit which is reflected in the consolidated income statement.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table reconciles MRBs by the amounts in an asset position and amounts in a liability position to the MRB amounts in the consolidated balance sheets:

	March 31, 2025					December 31, 2024
	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total
	(in millions)
Individual Retirement
GMxB Core	$(412)	$1,129	$717	$—	$717	$(514)	$1,010	$496	$—	$496
Legacy Segment
GMxB Legacy	(145)	9,650	9,505	(5,973)	3,532	(230)	10,738	10,508	(7,372)	3,136
Other (1)	(87)	85	(2)	(3)	(5)	(119)	62	(57)	(4)	(61)
Total	$(644)	$10,864	$10,220	$(5,976)	$4,244	$(863)	$11,810	$10,947	$(7,376)	$3,571
______________
(1)Other primarily includes SCS.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
10)     POLICYHOLDER ACCOUNT BALANCES
The following table reconciles the policyholders account balances to the policyholders’ account balance liability in the consolidated balance sheets:

	March 31, 2025	December 31, 2024
	(in millions)
Policyholders’ account balance reconciliation
Protection Solutions
Universal Life	$5,015	$5,065
Variable Universal Life	4,990	4,982
Legacy Segment
GMxB Legacy	260	226
Individual Retirement
GMxB Core	(18)	(4)
SCS	64,896	65,267
EQUI-VEST Individual	1,988	2,037
Group Retirement
EQUI-VEST Group	11,121	11,158
Momentum	510	527
Other (1)	9,221	8,658
Balance (exclusive of Funding Agreements)	97,983	97,916
Funding Agreements	14,810	13,013
Balance, end of period	$112,793	$110,929
_____________
(1)Primarily reflects products IR Payout, IR Other, Indexed Universal Life, Investment Edge, Group Pension, Closed Block and Corporate and Other.
.
The following table summarizes the balances and changes in policyholder’s account balances:

	Three Months Ended March 31, 2025
	Protection Solutions		Legacy	Individual Retirement			Group Retirement
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of period	$5,065	$4,982	$226	$(4)	$65,267	$2,037	$11,158	$527
Premiums received	154	31	3	50	2	10	144	15
Policy charges	(171)	(69)	14	(5)	(11)	—	(1)	—
Surrenders and withdrawals	(21)	(1)	(18)	(7)	(1,242)	(65)	(349)	(31)
Benefit payments	(66)	(32)	(4)	—	(80)	(15)	(18)	(1)
Net transfers from (to) separate account	—	47	4	(54)	3,450	7	134	(3)
Interest credited (2)	54	32	2	2	(2,490)	14	53	3
Other (4)	—	—	33	—	—	—	—	—
Balance, end of period	$5,015	$4,990	$260	$(18)	$64,896	$1,988	$11,121	$510

Weighted-average crediting rate	3.83%	3.69%	2.78%	2.02%	N/A	2.99%	2.72%	2.49%
Net amount at risk (3)	$32,764	$117,812	$16,915	$3,112	$46	$105	$16	$—
Cash surrender value	$3,349	$3,157	$463	$219	$61,623	$1,982	$11,012	$511
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
(4)Includes the PAB from the policies novated to Venerable, as described in Note 1.

	Three Months Ended March 31, 2024
	Protection Solutions		Legacy	Individual Retirement			Group Retirement
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of period	$5,202	$4,850	$618	$36	$49,002	$2,322	$11,563	$608
Premiums received	166	27	19	58	5	7	151	18
Policy charges	(182)	(64)	18	(6)	(4)	—	(1)	—
Surrenders and withdrawals	(20)	(20)	(22)	(8)	(953)	(91)	(443)	(30)
Benefit payments	(58)	(19)	(24)	(1)	(72)	(15)	(17)	(1)
Net transfers from (to) separate account	—	48	1	(59)	3,175	2	81	(8)
Interest credited (2)	55	47	6	2	3,220	17	96	3
Other	—	—	—	—	—	—	—	—
Balance, end of period	$5,163	$4,869	$616	$22	$54,373	$2,242	$11,430	$590

Weighted-average crediting rate	3.79%	3.73%	2.71%	1.65%	N/A	2.98%	2.65%	2.33%
Net amount at risk (3)	$34,991	$115,499	$19,673	$2,764	$—	$104	$6	$—
Cash surrender value	$3,405	$3,186	$550	$258	$50,667	$2,235	$11,368	$591
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
The following table presents the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums:

March 31, 2025
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Protection Solutions
Universal Life	0.00% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	—	89	281	656	1,026
	Greater than 2.50%	3,302	650	—	—	3,952
	Total	$3,302	$739	$281	$662	$4,984

Variable Universal Life	0.00% - 1.50%	$12	$10	$102	$46	$170
	1.51% - 2.50%	38	363	227	—	628
	Greater than 2.50%	3,664	4	20	—	3,688
	Total	$3,714	$377	$349	$46	$4,486
Legacy Segment

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

March 31, 2025
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
GMxB Legacy	0.00% - 1.50%	$—	$63	$2	$—	$65
	1.51% - 2.50%	17	—	—	—	17
	Greater than 2.50%	382	—	—	—	382
	Total	$399	$63	$2	$—	$464
Individual Retirement
GMxB Core	0.00% - 1.50%	$—	$10	$155	$—	$165
	1.51% - 2.50%	12	—	—	—	12
	Greater than 2.50%	48	—	—	—	48
	Total	$60	$10	$155	$—	$225

EQUI-VEST Individual	0.00% - 1.50%	$42	$195	$—	$—	$237
	1.51% - 2.50%	38	—	—	—	38
	Greater than 2.50%	1,713	—	—	—	1,713
	Total	$1,793	$195	$—	$—	$1,988
Group Retirement
EQUI-VEST Group	0.00% - 1.50%	$712	$2,410	$32	$249	$3,403
	1.51% - 2.50%	349	—	—	—	349
	Greater than 2.50%	6,027	—	—	—	6,027
	Total	$7,088	$2,410	$32	$249	$9,779

Momentum	0.00% - 1.50%	$—	$—	$257	$85	$342
	1.51% - 2.50%	78	28	—	—	106
	Greater than 2.50%	57	—	4	—	61
	Total	$135	$28	$261	$85	$509

December 31, 2024
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Protection Solutions
Universal Life	0.00% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	—	90	284	655	1,029
	Greater than 2.50%	3,402	598	—	—	4,000
	Total	$3,402	$688	$284	$661	$5,035

Variable Universal Life	0.00% - 1.50%	$24	$13	$94	$40	$171
	1.51% - 2.50%	37	357	223	—	617
	Greater than 2.50%	3,667	2	20	—	3,689
	Total	$3,728	$372	$337	$40	$4,477
Legacy Segment

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

December 31, 2024
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
GMxB Legacy	0.00% - 1.50%	$67	$3	$—	$—	$70
	1.51% - 2.50%	19	—	—	—	19
	Greater than 2.50%	401	—	—	—	401
	Total	$487	$3	$—	$—	$490
Individual Retirement
GMxB Core	0.00% - 1.50%	$11	$160	$—	$—	$171
	1.51% - 2.50%	12	—	—	—	12
	Greater than 2.50%	52	—	—	—	52
	Total	$75	$160	$—	$—	$235

EQUI-VEST Individual	0.00% - 1.50%	$42	$198	$—	$—	$240
	1.51% - 2.50%	38	—	—	—	38
	Greater than 2.50%	1,758	—	—	—	1,758
	Total	$1,838	$198	$—	$—	$2,036
Group Retirement
EQUI-VEST Group	0.00% - 1.50%	$720	$2,391	$33	$258	$3,402
	1.51% - 2.50%	349	—	—	—	349
	Greater than 2.50%	6,076	—	—	—	6,076
	Total	$7,145	$2,391	$33	$258	$9,827

Momentum	0.00% - 1.50%	$—	$—	$269	$88	$357
	1.51% - 2.50%	79	29	—	—	108
	Greater than 2.50%	56	—	5	—	61
	Total	$135	$29	$274	$88	$526
Separate Account - Summary
The following table reconciles the Separate Account liabilities to the Separate Account liability balance in the consolidated balance sheets:

	March 31, 2025	December 31, 2024
	(in millions)
Separate Account Reconciliation
Protection Solutions
Variable Universal Life	$17,464	$18,176
Legacy Segment
GMxB Legacy	27,408	33,199
Individual Retirement
GMxB Core	29,201	30,411
EQUI-VEST Individual	4,444	4,782
Investment Edge	4,720	4,885
Group Retirement
EQUI-VEST Group	29,229	30,546
Momentum	4,637	4,813
Other (1)	7,466	7,905
Total	$124,569	$134,717
______________
(1)Primarily reflects Corporate and Other products and Group Retirement products including Association and Group Retirement Other.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents the balances of and changes in Separate Account liabilities:

	Three Months Ended March 31, 2025
	Protection Solutions	Legacy	Individual Retirement			Group Retirement
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$18,176	$33,199	$30,411	$4,782	$4,885	$30,546	$4,813
Premiums and deposits	332	55	506	25	413	615	168
Policy charges	(147)	(139)	(118)	(1)	—	(5)	(6)
Surrenders and withdrawals	(190)	(852)	(999)	(130)	(122)	(675)	(236)
Benefit payments	(27)	(185)	(82)	(18)	(6)	(15)	(4)
Investment performance (1)	(633)	(850)	(571)	(207)	(95)	(1,104)	(101)
Net transfers from (to) General Account	(47)	(4)	54	(7)	(355)	(133)	3
Other charges (2)	—	(3,816)	—	—	—	—	—
Balance, end of period	$17,464	$27,408	$29,201	$4,444	$4,720	$29,229	$4,637

Cash surrender value	$17,108	$27,200	$28,349	$4,413	$4,632	$28,835	$4,631
_____________
(1)Investment performance is reflected net of M&E fees.
(2)Other charges include the Separate Account value novated to Venerable, as described in Note 1.

	Three Months Ended March 31, 2024
	Protection Solutions	Legacy	Individual Retirement			Group Retirement
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$15,821	$33,794	$29,829	$4,582	$4,275	$26,959	$4,421
Premiums and deposits	305	54	504	18	310	565	181
Policy charges	(143)	(168)	(115)	(1)	—	(4)	(6)
Surrenders and withdrawals	(142)	(812)	(820)	(129)	(135)	(542)	(208)
Benefit payments	(15)	(196)	(78)	(15)	(5)	(17)	(4)
Investment performance (1)	1,229	2,189	1,442	373	258	2,138	314
Net transfers from (to) General Account	(48)	(1)	58	(2)	(179)	(81)	8
Other charges	—	—	—	—	—	—	—
Balance, end of period	$17,007	$34,860	$30,820	$4,826	$4,524	$29,018	$4,706

Cash surrender value	$16,648	$34,595	$29,979	$4,792	$4,437	$28,733	$4,699
______________
(1)Investment performance is reflected net of M&E fees.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents the aggregate fair value of Separate Account assets by major asset category:

	March 31, 2025
	Protection Solutions	Individual Retirement	Group Retirement	Corp & Other	Legacy Segment	Total
	(in millions)
Asset Type
Debt securities	$49	$1	$15	$12	$—	$77
Common Stock	62	35	472	1,631	—	2,200
Mutual Funds	17,859	40,071	35,172	628	27,429	121,159
Bonds and Notes	102	4	4	1,023	—	1,133
Total	$18,072	$40,111	$35,663	$3,294	$27,429	$124,569

	December 31, 2024
	Protection Solutions	Individual Retirement	Group Retirement	Corp & Other	Legacy Segment	Total
	(in millions)
Asset Type
Debt securities	$51	$1	$14	$13	$—	$79
Common Stock	68	36	472	1,631	—	2,207
Mutual Funds	18,611	42,029	36,779	659	33,214	131,292
Bonds and Notes	98	4	1	1,036	—	1,139
Total	$18,828	$42,070	$37,266	$3,339	$33,214	$134,717
11)    EMPLOYEE BENEFIT PLANS
Pension Plans
Holdings and Equitable Financial Retirement Plans
Holdings sponsors the MONY Life Retirement Income Security Plan for Employees, which is a frozen qualified defined benefit plan covering eligible employees and financial professionals. Equitable Financial sponsors the Equitable Retirement Plan (the “Equitable Financial QP”), which was frozen on December 31, 2013 but reopened on January 1, 2025 and is a qualified defined benefit plan covering eligible employees and financial professionals. These pension plans are non-contributory, and their benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period. Holdings and Equitable Financial also sponsor certain nonqualified deferred compensation plans, including the Equitable Excess Retirement Plan, that provide retirement benefits in excess of the amount permitted under the tax law for the qualified plans. Holdings has assumed primary liability for both plans. Equitable Financial remains secondarily liable for its obligations under the Equitable Financial QP and would recognize such liability in the event Holdings does not perform.
AB Retirement Plans
AB maintained a qualified, non-contributory, defined benefit retirement plan (the “Retirement Plan”) covering current and former employees who were employed by AB in the United States prior to October 2, 2000. During 2024, the Compensation Committee of the AB Board of Directors approved the termination of the Retirement Plan, effective May 22, 2024. AB began the process of settling benefits with vested participants and all lump sum disbursements elected by plan participants were distributed in December 2024 in the amount of $35 million. The remaining retirement plan participants who did not elect a lump sum disbursement elected to roll over their benefit to a group annuity contract from a qualified insurance company to administer all future payments. During the three months ended March 31, 2025, AB settled all future obligations under the Retirement Plan and transferred the remaining benefit obligations to a qualified third party insurance provider under a group annuity contract. The final annuity premium transferred was $59 million. Following the settlement related to the annuity purchase, the plans funded status was in a deficit and AB funded an additional $2 million to cover all remaining obligations. As a result of the settlement, AB recognized a non-cash settlement charge of approximately $21 million related to Retirement Plan losses and the reclassification from accumulated other comprehensive loss to general and administrative expenses in the unaudited consolidated statements of income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Net Periodic Pension Expense
Components of net periodic pension expense for the Company’s plans were as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Service cost	$8	$2
Interest cost	28	30
Expected return on assets	(34)	(37)
Prior period service cost amortization	(1)	(1)
Net amortization	12	14
Impact of settlement	21	—
Net Periodic Pension Expense	$34	$8
12)    INCOME TAXES
Income tax expense for the three months ended March 31, 2025 and 2024 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
In 2022, the Company established a valuation allowance against its deferred tax asset related to unrealized capital losses in the available for sale securities portfolio. In 2023, management took actions to increase its available liquidity so that the Company has the ability and intent to hold the majority of securities in its available for sale portfolio to recovery. For liquidity and other purposes, the Company maintains a smaller pool of securities that it does not intend to hold to recovery. The Company maintains a valuation allowance against the deferred tax asset on available for sale securities that will not be held to recovery. Adjustments to the valuation allowance due to changes in the portfolio’s unrealized capital loss are recorded in OCI. Adjustments to the valuation allowance due to new facts or evidence are recorded in net income.
For the three months ended March 31, 2025 and 2024, the Company recorded increases to the valuation allowance of $8 million and $3 million, respectively, due to changes in the value of unrealized losses in the available for sale portfolio that will not be held to recovery. These adjustments were recorded in OCI. As of March 31, 2025, a valuation allowance of $225 million remains against the portion of the deferred tax asset that is still not more-likely-than-not to be realized.
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in accumulated other comprehensive income related to available for sale securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.
13)    EQUITY
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	March 31, 2025			December 31, 2024
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Series A	32,000	32,000	32,000	32,000	32,000	32,000
Series B	20,000	17,773	17,773	20,000	17,773	17,773
Series C	12,000	12,000	12,000	12,000	12,000	12,000
Total	64,000	61,773	61,773	64,000	61,773	61,773

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Dividends declared per share were as follows:

	Three Months Ended March 31,
	2025	2024
Series A dividends declared	$328	$328
Series B dividends declared	$—	$—
Series C dividends declared	$269	$269
Common Stock
Dividends declared per share of common stock were as follows:

	Three Months Ended March 31,
	2025	2024
Dividends declared	$0.24	$0.22

Share Repurchase
On February 5, 2024, the Company’s Board of Directors authorized a new $1.3 billion share repurchase program. On February 13, 2025, Holdings’s Board approved an additional $1.5 billion under Holdings’s share repurchase program. Under this program, the Company may, from time to time purchase shares of its common stock through various means. The Company may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate the Company to purchase any particular number of shares. As of March 31, 2025, Holdings had authorized capacity of approximately $1.7 billion remaining in its share repurchase program.
Holdings repurchased a total of 5.0 million shares of its common stock at an average price of $50.55 through open market repurchases, ASRs and privately negotiated transactions for the three months ended March 31, 2025, respectively and repurchased a total of 7.5 million shares of its common stock at an average price of $33.86 through open market repurchases, ASRs and privately negotiated transactions for the three months ended March 31, 2024, respectively.
During the three months ended March 31, 2025, Holdings repurchased 2.3 millions shares, of its common stock through open market repurchases. During the three months ended March 31, 2024, Holdings repurchased 3.2 million shares, of its common stock through open market repurchases.
In March 2025, Holdings established an obligation to enter into an ASR with a third-party financial institution to repurchase an aggregate of $38 million of Holdings’ common stock. Pursuant to the ASR, Holdings made a pre-payment of $38 million and received initial delivery of 567,270 of Holdings’ shares. The ASR terminated in April 2025, at which time an additional 201,068 shares of common stock were received.
In March 2025, Holdings established an obligation to enter into an ASR with a third-party financial institution to repurchase an aggregate of $102 million of Holdings’ common stock. Pursuant to the ASR, on April 2, 2025, Holdings made a pre-payment of $102 million and received initial delivery of 1.6 million of Holdings’ shares. The ASR will be terminated in April 2025, at which time 629,617 additional shares of common stock were received.
In December 2024, Holdings established an obligation to enter into an ASR with a third-party financial institution to repurchase an aggregate of $105 million of Holdings’ common stock. Pursuant to the ASR, on January 3, 2025, Holdings made a pre-payment of $105 million and received initial delivery of 1.8 million of Holdings’ shares. The ASR terminated in February 2025, at which time 274,630 additional shares of common stock were received.
In December 2024, Holdings established an obligation to enter into an ASR with a third-party financial institution to repurchase an aggregate of $32 million of Holdings’ common stock. Pursuant to the ASR, in December, Holdings made a pre-payment of $32 million and received initial delivery of 550,301 of Holdings’ shares. The ASR terminated in January 2025, at which time an additional 105,468 shares of common stock were received.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances are as follows:

	March 31, 2025	December 31, 2024
	(in millions)
Unrealized gains (losses) on investments	$(6,864)	$(7,334)
Market risk benefits - instrument -specific credit risk component	(386)	(1,125)
Liability for future policy benefits - current discount rate component	293	372
Defined benefit pension plans	(562)	(579)
Foreign currency translation adjustments	(77)	(88)
Total accumulated other comprehensive income (loss)	(7,596)	(8,754)
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(29)	(42)
Accumulated other comprehensive income (loss) attributable to Holdings	$(7,567)	$(8,712)

The components of OCI, net of taxes for follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$658	$(543)
(Gains) losses reclassified into net income (loss) during the period (1)	6	21
Net unrealized gains (losses) on investments	664	(522)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(55)	9
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $173 and $(133))	609	(513)
Change in LFPB discount rate and MRB credit risk, net of tax
Changes in instrument-specific credit risk - market risk benefits (net of deferred income tax expense (benefit) of $155 and $5)	584	20
Changes in current discount rate - liability for future policy benefits (net of deferred income tax expense (benefit) of $(17) and $26)	(63)	98
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost)	17	8
Change in defined benefit plans (net of deferred income tax expense (benefit) of $(2) and $(2))	17	8
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	11	(11)
Foreign currency translation adjustment	11	(11)
Total other comprehensive income (loss), net of income taxes	1,158	(398)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	13	(4)
Other comprehensive income (loss) attributable to Holdings	$1,145	$(394)
______________
(1)See “reclassification adjustments” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(2) million and $(5) million for the three months ended March 31, 2025 and 2024, respectively.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	March 31,	December 31,
	2025	2024
	(in millions)
Short-term debt:
AB Commercial paper	$—	$—
Total short-term debt	—	—
Long-term debt:
Senior Debenture due 2028	250	250
Senior Note due 2028	1,495	1,494
Senior Note due 2029	304	303
Senior Note due 2033	497	497
Senior Note due 2048	1,289	1,289
Junior Sub Debt Securities due 2055	495	—
Total long-term debt	4,330	3,833
Total short and long-term debt	$4,330	$3,833
Junior Subordinated Debt Securities
On March 26, 2025, Holdings issued $500 million aggregate principal amount of 6.7% Fixed-to-Fixed Reset Rate Junior Subordinated Debt Securities due 2055 (the “Junior Subordinated Debt Securities”). These amounts were recorded net of the underwriting discount and issuance costs of $6 million. Interest will be paid (i) from, and including, March 26, 2025 to, but excluding, March 28, 2035 at the rate of 6.7% per annum and (ii) from, and including, March 28, 2035, during each interest period, at a rate per annum equal to the five-year Treasury rate as of the most recent reset interest determination date, in each case to be reset on each interest reset date, plus 2.4%, payable semi-annually in arrears on March 28 and September 28 of each year, beginning on September 28, 2025, and on the maturity date.
15)    REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests were as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Balance, beginning of period	$125	$770
Net earnings (loss) attributable to redeemable noncontrolling interests	3	18
Purchase/change of redeemable noncontrolling interests	161	203
Balance, end of period	$289	$991

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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2025, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100 million.
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
In July 2022, the trial court in Hobish v. AXA Equitable Life Insurance Company, granted in significant part Equitable Financial’s motion for summary judgment and denied plaintiff’s cross motion. After several appeals, the state’s highest court affirmed the decision. This matter was subsequently settled in March 2025.
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $322 million and pledged collateral with a carrying value of $10.7 billion as of March 31, 2025. Equitable America has purchased FHLB stock of $4 million as of March 31, 2025.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Change in FHLB Funding Agreements during the Three Months Ended March 31, 2025

	Outstanding Balance at December 31, 2024	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at March 31, 2025
	(in millions)
Short-term funding agreements:
Due in one year or less	$5,843	$17,423	$(17,723)	$—	$—	$5,543
Long-term funding agreements:
Due in years two through five	829	—	—	—	—	829
Due in more than five years	493	—	—	—	—	493
Total long-term funding agreements	1,322	—	—	—	—	1,322
Total funding agreements (1)	$7,165	$17,423	$(17,723)	$—	$—	$6,865
_____________
(1)The $14 million and $2 million difference between the funding agreements carrying value shown in fair value table for March 31, 2025 and December 31, 2024, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
FABN
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or other foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4 of the Notes to these Consolidated Financial Statements. As of March 31, 2025, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $10.0 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes Equitable Financial’s activity of funding agreements under the FABN program.
Change in FABN Funding Agreements during the Three Months Ended March 31, 2025

	Outstanding Balance at December 31, 2024	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at March 31, 2025
	(in millions)
Short-term funding agreements:
Due in one year or less	$1,050	$300	$—	$450	$—	$—	$1,800
Long-term funding agreements:
Due in years two through five	4,393	1,000	—	(450)	—	35	4,978
Due in more than five years	300	—	—	—	—	—	300
Total long-term funding agreements	4,693	1,000	—	(450)	—	35	5,278
Total funding agreements (1)	$5,743	$1,300	$—	$—	$—	$35	$7,078
_____________
(1)The $22 million and $18 million difference between the funding agreements notional value shown and carrying value table as of March 31, 2025 and December 31, 2024, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
FABCP
In May 2023, Equitable Financial and Equitable America established a FABCP program, pursuant to which a SPLLC may issue commercial paper and deposit the proceeds with Equitable Financial or Equitable America pursuant to a funding agreement issued by Equitable Financial or Equitable America to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP program is $3.0 billion for Equitable Financial and $1.0 billion for Equitable America. As of March 31, 2025, Equitable Financial and Equitable America had $850 million and $0 million outstanding under the program, respectively.
Credit Facilities
For information regarding activity pertaining to our credit facilities arrangements, see Note 14 of the Notes to these Consolidated Financial Statements.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of March 31, 2025, these arrangements include commitments by the Company to provide equity financing of $1.1 billion to certain limited partnerships and real estate joint ventures under certain conditions as well as a guarantee of a subsidiary’s performance under a reinsurance arrangement that will no longer be in effect once certain conditions at the subsidiary are met and notice is provided. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of March 31, 2025. The Company had $614 million of commitments under existing mortgage loan agreements as of March 31, 2025.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
•Other adjustments, which primarily include restructuring costs related to severance and separation, lease write-offs related to non-recurring restructuring activities, net derivative gains (losses) on certain Non-GMxB derivatives, net investment income from certain items including consolidated VIE investments, seed capital mark-to-market adjustments, unrealized gain/losses and realized capital gains/losses from sales or disposals of select securities, certain legal accruals; a bespoke deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market, which disposed of the risk of additional COI litigation by that entity related to those UL policies, impact of the annual actuarial assumption updates attributable to LFPB when the majority of the impact relates to the non-core business; and
•Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period and changes to the deferred tax valuation allowance.
The General Account investment portfolio is used to support the insurance and annuity liabilities of our Individual Retirement, Group Retirement, Protection Solutions and Legacy business segments.
During the third quarter 2024, the Company moved revenues and expenses related to payout annuitizations from the Legacy segment to the Individual Retirement segment. Now all payout annuities are reported within the Individual Retirement segment as the block is managed on an aggregate basis. Prior periods have been recast to reflect this change.
Revenues derived from any customer did not exceed 10% of revenues for the three months ended March 31, 2025 and 2024.
The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The table below presents operating earnings (loss) by segment and Corporate and Other (C&O):

	Three Months Ended March 31, 2025
	IR	GR	AM	PS	WM	L	C&O	Eliminations	Total
	(in millions)
Segment revenues	$997	$316	$1,088	$826	$463	$120	$204	$(230)	$3,784

Benefits and other deductions
Policyholders’ benefits	92	—	—	556	—	—	111	—	759
Interest credited to policyholders’ account balances	365	63	—	121	—	7	107	—	663
Commissions and distribution related payments	98	43	201	42	293	36	6	(218)	501
Amortization of deferred policy acquisition costs	124	15	—	32	—	15	2	—	188
Compensation and benefits	18	12	422	38	82	7	13	—	592
Interest expense and financing fees	—	—	7	2	—	—	53	(4)	58
Significant segment expenses	697	133	630	791	375	65	292	(222)	2,761
Other segment items (1)	45	30	185	54	27	27	31	(8)	391
Income taxes	(39)	(23)	(41)	3	(15)	(4)	17	—	(102)
Less: Operating (earnings) loss attributable to the noncontrolling interest	—	—	106	1	—	—	2	—	109
Operating earnings (loss)	$216	$130	$126	$(17)	$46	$24	$(104)	$—	$421
_____________
(1)Other segment items include Remeasurment for liability for future policy benefits and Other operating expenses and costs. Additionally, other segment items reflected in Asset Management segment is primarily driven by other operating expense and costs related to general and administrative costs and promotion and servicing expenses.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31, 2024
	IR	GR	AM	PS	WM	L	C&O	Eliminations	Total
	(in millions)
Segment revenues	$840	$291	$1,093	$824	$423	$129	$255	$(216)	$3,639

Benefits and other deductions
Policyholders’ benefits	77	—	—	487	—	—	113	—	677
Interest credited to policyholders’ account balances	248	52	—	128	—	9	142	—	579
Commissions and distribution related payments	77	44	173	40	260	40	3	(200)	437
Amortization of deferred policy acquisition costs	109	15	—	30	—	16	2	—	172
Compensation and benefits	17	10	447	36	78	9	2	—	599
Interest expense and financing fees	—	—	17	—	—	—	56	(10)	63
Significant segment expenses	528	121	637	721	338	74	318	(210)	2,527
Other segment items (1)	34	25	208	52	27	16	61	(6)	417
Income taxes	(40)	(21)	(44)	(7)	(15)	(6)	23	—	(110)
Less: Operating (earnings) loss attributable to the noncontrolling interest	—	—	98	—	—	—	10	—	108
Operating earnings (loss)	$238	$124	$106	$44	$43	$33	$(111)	$—	$477
_____________
(1)Other segment items include Remeasurment for liability for future policy benefits and Other operating expenses and costs. Additionally, other segment items reflected in Asset Management segment is primarily driven by other operating expense and costs related to general and administrative costs and promotion and servicing expenses.

The table below presents a reconciliation to net income (loss) attributable to Holdings:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net income (loss) attributable to Holdings	$63	$92
Adjustments related to:
Variable annuity product (1)	211	330
Investment (gains) losses	14	39
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	11	17
Other adjustments (2)	205	91
Income tax expense (benefit) related to above adjustments	(92)	(100)
Non-recurring tax items	9	8
Operating earnings (loss)	$421	$477
_____________
(1)As a result of the novation of certain Legacy VA policies completed during the first quarter, the Company recorded a loss of $499 million for the three months ended March 31, 2025.
(2)Includes a loss of $165 million on Non-GMxB derivatives, including our statutory capital hedging program for the three months ended March 31, 2025 and includes certain gross legal expenses related to the COI litigation of $106 million for the three months ended March 31, 2024.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
The table below presents revenues by segment and C&O:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Segment revenues:
Individual Retirement (1)	$997	$840
Group Retirement (1)	316	291
Asset Management (2)	1,088	1,093
Protection Solutions (1)	826	824
Wealth Management (3)	463	423
Legacy (1)	120	129
Corporate and Other (1)	204	255
Eliminations	(230)	(216)

Adjustments related to:
Variable annuity product features, excluding change in MRBs (4)	975	(1,419)
Investment gains (losses), net	(14)	(39)
Other adjustments to segment revenues (4)	(169)	49
Total revenues	$4,576	$2,230
______________
(1)Includes investment expenses charged by AB of $34 million and $36 million for the three months ended March 31, 2025 and 2024, respectively, for services provided to the Company.
(2)Inter-segment investment management and other fees of $42 million and $42 million for the three months ended March 31, 2025 and 2024, respectively, are included in segment revenues of the Asset Management segment.
(3)Inter-segment distribution fees of $218 million and $200 million for the three months ended March 31, 2025 and 2024, respectively, are included in segment revenues of the Wealth Management segment.
(4)Prior periods were revised to conform with current presentation.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Total assets by segment were as follows:

	March 31, 2025	December 31, 2024
	(in millions)
Total assets by segment:
Individual Retirement	$118,123	$110,358
Group Retirement	50,353	51,269
Asset Management	10,845	10,514
Protection Solutions	41,725	41,583
Wealth Management	191	168
Legacy	34,955	42,373
Corporate and Other	31,174	39,462
Total assets	$287,366	$295,727
18)    INSURANCE STATUTORY FINANCIAL INFORMATION
Prescribed and Permitted Accounting Practices
As of March 31, 2025, the following five prescribed and permitted practices resulted in net income (loss) and capital and surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the General Account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was a decrease of approximately $134 million in statutory special surplus funds as of March 31, 2025. The Reinsurance Treaty reduced the amount of interest rate hedging needed at Equitable Financial going forward, affecting future deferrals, but leaves our historical SSAP 108 deferred amounts unchanged. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable transaction.
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
The impact of the application of Reg 213 was a decrease of approximately $143 million in statutory surplus as of March 31, 2025 compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of September 30, 2022, Equitable Financial’s Reg 213 reserves were 100% phased-in. As of March 31, 2025, given the prevailing market conditions and business mix, there are $131 million Reg 213 redundant reserves over the US RBC CTE 98 TAR.
During the fourth quarter 2020, Equitable Financial received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our Structured Capital Strategies product and Separate Account No. 69 (“SA 69”) for our EQUI-VEST product Structured Investment Option, to change the accounting basis of these two non-insulated Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law to align with how we manage and measure our overall General Account asset portfolio. In order to facilitate this

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $2.8 billion in statutory surplus as of March 31, 2025.
During 2022, Equitable America received approval from the Arizona Department of Insurance and Financial Institutions pursuant to A.R.S. 20-515 for Separate Account No. 68A (“SA 68A”) for our Structured Capital Strategies product, Separate Account No. 69A (“SA 69A”) for our EQUI-VEST product Structured Investment Option and Separate Account No. 71A (“SA 71A”) for our Investment Edge Structured Investment Option, to permit us to use book value as the accounting basis of these three non-insulated Separate Accounts instead of fair value in accordance with the Manual to align with how we manage and measure our overall General Account asset portfolio. The impact of the application is a decrease of approximately $2 million in statutory surplus as of March 31, 2025.
The Arizona Department of Insurance and Financial Institutions granted to Equitable America a permitted practice to deviate from SSAP No. 108 by applying special accounting treatment for specific derivatives hedging variable annuity benefits subject to fluctuations as a result of interest rate sensitivities. The permitted practice expands on SSAP No. 108 hedge accounting to include equity risks for the full scope of Variable Annuity (VA) contracts (i.e., not just the rider guarantees but for the VA total contract). The permitted practice allows Equitable America to adopt SSAP 108 retroactively from October 1, 2023 and applies to both directly held VA hedges as well as VA hedges in the Equitable America funds withheld asset that resulted from the Reinsurance Treaty. In the calculation of the amount of excess VA equity and interest rate derivative hedging gains/losses to defer (including Net investment income on our Equity Total Return Swaps), the permitted practice allows us to compare our total equity and interest derivatives gains and losses to 100% of our target liability change. Any hedge gain or loss deferrals will follow SSAP No. 108 amortization rules (i.e. 10-year straight line). The impact of applying this revised permitted practice relative to SSAP 108 was an increase of approximately $658 million in statutory special surplus funds as of March 31, 2025.
19)    EARNINGS PER COMMON SHARE
The following table presents a reconciliation of net income (loss) and weighted-average common shares used in calculating basic and diluted earnings per common share:

	Three Months Ended March 31,
	2025	2024
	(in millions, except per share data)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding — basic	307.8	330.2
Effect of dilutive potential common shares:
Employee share awards (1)	4.1	2.5
Weighted-average common shares outstanding — diluted	311.9	332.7

Net income (loss):
Net income (loss)	$150	$195
Less: Net income (loss) attributable to the noncontrolling interest	87	103
Net income (loss) attributable to Holdings	63	92
Less: Preferred stock dividends	14	14
Net income (loss) available to Holdings’ common shareholders	$49	$78

Earnings per common share:
Basic	$0.16	$0.24
Diluted	$0.16	$0.23
______________
(1)Calculated using the treasury stock method.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
For the three months ended March 31, 2025 and 2024, 1.9 million, and 3.0 million, respectively, of outstanding stock awards, were not included in the computation of diluted EPS because their effect was anti-dilutive.
20)    REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS
The Company identified an immaterial error related to the initial bookkeeping of ceded accrued fees within policyholders’ account balance ultimately impacting the initial deposit accounting of a reinsurance transaction. The impact of this error to prior periods’ financial statements was not considered to be material. To improve the consistency and comparability of the financial statements, management voluntarily revised the financial statements to include the revisions discussed herein. As a result of the determination to revise previously issued financial statements for the deposit accounting discussed above, management also has corrected other previously identified but uncorrected errors and errors recorded in incorrect periods including, a) pension liability overstatement due to a reconciling item, b) incorrect FX impacting the FABN carrying value, c) incorrect inputs ratio in our MRB modeling and incorrect inputs in the deposit accounting calculation, d) the hedging impact of Treasury Inflation-Protected Securities (TIPS) hedging income was incorrectly recorded in Accumulated other comprehensive income, e) error in the manual accrual in an input calculation in the treasury package overstating Policyholders’ account balance and Interest credited to policyholders, f) incorrect actuarial indication impacting the Liability for MRB and Purchase MRB, and g) incorrect allocation of earned premiums to loss ratio impacting reserves.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	December 31, 2024			September 30, 2024
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Balance Sheets:
ASSETS
Investments:
Trading securities, at fair value	$1,095	$(6)	$1,089	$2,215	$—	$2,215
Total investments	116,447	(6)	116,441	114,246	—	114,246
Amounts due from reinsurers	8,044	(145)	7,899	8,222	(154)	8,068
Current and deferred income taxes	1,997	6	2,003	1,701	6	1,707
Separate Accounts assets	134,711	6	134,717	137,407	—	137,407
Total Assets	$295,866	$(139)	$295,727	$298,989	$(148)	$298,841
LIABILITIES
Policyholders’ account balances	$110,965	$(36)	$110,929	$107,433	$(29)	$107,404
Amounts due to reinsurers	1,407	14	1,421	1,421	5	1,426
Other liabilities	7,135	(103)	7,032	6,645	(105)	6,540
Separate Accounts liabilities	134,711	6	134,717	137,407	—	137,407
Total Liabilities	292,298	(119)	292,179	292,791	(129)	292,662
EQUITY
Retained earnings	10,647	(20)	10,627	9,977	(13)	9,964
Accumulated other comprehensive income (loss)	(8,712)	—	(8,712)	(6,595)	(6)	(6,601)
Total equity attributable to Holdings	1,585	(20)	1,565	3,220	(19)	3,201
Noncontrolling interest	1,858	—	1,858	1,755	—	1,755
Total Equity	3,443	(20)	3,423	4,975	(19)	4,956
Total Equity and Redeemable NCI	3,568	(20)	3,548	6,198	(19)	6,179
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$295,866	$(139)	$295,727	$298,989	$(148)	$298,841

	June 30, 2024			March 31, 2024
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Balance Sheets:
ASSETS
Amounts due from reinsurers	$8,237	$(150)	$8,087	$8,387	$(135)	$8,252
Current and deferred income taxes	2,117	12	2,129	2,063	12	2,075
Purchased market risk benefits	7,993	9	8,002	8,337	11	8,348
Other assets	3,825	3	3,828	3,618	1	3,619
Assets for market risk benefits	803	(4)	799	818	3	821
Total Assets	$287,769	$(130)	$287,639	$285,577	$(108)	$285,469
LIABILITIES
Policyholders’ account balances	$104,072	$(23)	$104,049	$100,246	$(18)	$100,228
Liability for market risk benefits	12,593	19	12,612	12,814	19	12,833
Future policy benefits and other policyholders’ liabilities	17,417	16	17,433	17,324	16	17,340
Amounts due to reinsurers	1,363	10	1,373	1,377	25	1,402
Other liabilities	6,718	(106)	6,612	6,511	(110)	6,401
Total Liabilities	283,296	(84)	283,212	280,831	(68)	280,763
EQUITY
Retained earnings	10,317	(16)	10,301	10,110	(15)	10,095
Accumulated other comprehensive income (loss)	(8,645)	(30)	(8,675)	(8,166)	(25)	(8,191)
Total equity attributable to Holdings	1,644	(46)	1,598	2,032	(40)	1,992
Noncontrolling interest	1,741	—	1,741	1,723	—	1,723
Total Equity	3,385	(46)	3,339	3,755	(40)	3,715
Total Equity and Redeemable NCI	4,473	(46)	4,427	4,746	(40)	4,706
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$287,769	$(130)	$287,639	$285,577	$(108)	$285,469

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	December 31, 2023
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Balance Sheets:
ASSETS
Amounts due from reinsurers	$8,352	$(155)	$8,197
Current and deferred income taxes	2,050	4	2,054
Purchased market risk benefits	9,427	28	9,455
Other assets	3,323	1	3,324
Assets for market risk benefits	591	3	594
Total Assets	$276,814	$(119)	$276,695
LIABILITIES
Policyholders’ account balances	$95,673	$(30)	$95,643
Liability for market risk benefits	14,612	18	14,630
Future policy benefits and other policyholders’ liabilities	17,363	11	17,374
Amounts due to reinsurers	1,450	7	1,457
Other liabilities	6,088	(112)	5,976
Total Liabilities	271,656	(106)	271,550
EQUITY
Retained earnings	10,243	7	10,250
Accumulated other comprehensive income (loss)	(7,777)	(20)	(7,797)
Total equity attributable to Holdings	2,649	(13)	2,636
Noncontrolling interest	1,739	—	1,739
Total Equity	4,388	(13)	4,375
Total Equity and Redeemable NCI	5,158	(13)	5,145
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$276,814	$(119)	$276,695

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Year Ended December 31, 2024
	As Previously Reported	Impact of Revisions	As Revised
	(in millions, except per share data)
Consolidated Statements of Income (Loss)
REVENUES
Premiums	$1,162	$10	$1,172
Net investment income (loss)	4,896	(15)	4,881
Other income	1,305	(7)	1,298
Total revenues	12,437	(12)	12,425
BENEFITS AND OTHER DEDUCTIONS
Remeasurement of liability for future policy benefits	6	(12)	(6)
Change in market risk benefits and purchased market risk benefits	(1,971)	31	(1,940)
Interest credited to policyholders’ account balances	2,499	(6)	2,493
Compensation and benefits	2,441	10	2,451
Total benefits and other deductions	10,326	23	10,349
Income (loss) from continuing operations, before income taxes	2,111	(35)	2,076
Income tax (expense) benefit	(288)	8	(280)
Net income (loss)	1,823	(27)	1,796
Less: Net (income) loss attributable to the noncontrolling interest	516	—	516
Net income (loss) attributable to Holdings	1,307	(27)	1,280
Less: Preferred stock dividends	80	—	80
Net income (loss) available to Holdings’ common shareholders	$1,227	$(27)	$1,200

EARNINGS PER COMMON SHARE
Basic	$3.82	$(0.08)	$3.74
Diluted	$3.78	$(0.09)	$3.69
Shares Outstanding:
Basic	321.2	—	321.2
Diluted	324.8	—	324.8

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions, except per share data)
Consolidated Statements of Income (Loss)
REVENUES
Premiums	$313	$(1)	$312	$870	$9	$879
Net investment income (loss)	1,309	(1)	1,308	3,694	(9)	3,685
Other income	301	(1)	300	989	(6)	983
Total revenues	3,076	(3)	3,073	8,816	(6)	8,810
BENEFITS AND OTHER DEDUCTIONS
Remeasurement of liability for future policy benefits	16	(17)	(1)	9	(12)	(3)
Change in market risk benefits and purchased market risk benefits	79	18	97	(1,154)	31	(1,123)
Interest credited to policyholders’ account balances	708	(7)	701	1,879	—	1,879
Total benefits and other deductions	3,090	(6)	3,084	7,902	19	7,921
Income (loss) from continuing operations, before income taxes	(14)	3	(11)	914	(25)	889
Income tax (expense) benefit	40	(1)	39	(106)	5	(101)
Net income (loss)	26	2	28	808	(20)	788
Less: Net (income) loss attributable to the noncontrolling interest	160	—	160	400	—	400
Net income (loss) attributable to Holdings	(134)	2	(132)	408	(20)	388
Less: Preferred stock dividends	14	—	14	54	—	54
Net income (loss) available to Holdings’ common shareholders	$(148)	$2	$(146)	$354	$(20)	$334

EARNINGS PER COMMON SHARE
Basic	$(0.47)	$0.01	$(0.46)	$1.09	$(0.06)	$1.03
Diluted	$(0.47)	$0.01	$(0.46)	$1.08	$(0.06)	$1.02
Shares Outstanding:
Basic	318.2	—	318.2	324.2	—	324.2
Diluted	318.2	—	318.2	327.7	—	327.7

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions, except per share data)
Consolidated Statements of Income (Loss)
REVENUES
Premiums	$282	$—	$282	$557	$10	$567
Net investment income (loss)	1,166	1	1,167	2,385	(8)	2,377
Investment management and service fees	1,240	—	1,240	2,518	—	2,518
Other income	429	(4)	425	688	(5)	683
Total revenues	3,510	(3)	3,507	5,740	(3)	5,737
BENEFITS AND OTHER DEDUCTIONS
Remeasurement of liability for future policy benefits	(8)	1	(7)	(7)	5	(2)
Change in market risk benefits and purchased market risk benefits	(133)	1	(132)	(1,233)	13	(1,220)
Interest credited to policyholders’ account balances	605	(6)	599	1,171	7	1,178
Other operating costs and expenses	427	1	428	980	—	980
Total benefits and other deductions	2,829	(3)	2,826	4,812	25	4,837
Income (loss) from continuing operations, before income taxes	681	—	681	928	(28)	900
Income tax (expense) benefit	(116)	—	(116)	(146)	6	(140)
Net income (loss)	565	—	565	782	(22)	760
Less: Net (income) loss attributable to the noncontrolling interest	137	—	137	240	—	240
Net income (loss) attributable to Holdings	428	—	428	542	(22)	520
Less: Preferred stock dividends	26	—	26	40	—	40
Net income (loss) available to Holdings’ common shareholders	$402	$—	$402	$502	$(22)	$480

EARNINGS PER COMMON SHARE
Basic	$1.24	$—	$1.24	$1.53	$(0.06)	$1.47
Diluted	$1.23	$—	$1.23	$1.52	$(0.07)	$1.45
Shares Outstanding:
Basic	324.2	—	324.2	327.2	—	327.2
Diluted	327.3	—	327.3	330.4	—	330.4

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31, 2024
	As Previously Reported	Impact of Revisions	As Revised
	(in millions, except per share data)
Consolidated Statements of Income (Loss)
REVENUES
Premiums	$275	$10	$285
Net investment income (loss)	1,219	(9)	1,210
Other income	259	(1)	258
Total revenues	2,230	—	2,230
BENEFITS AND OTHER DEDUCTIONS
Remeasurement of liability for future policy benefits	1	4	5
Change in market risk benefits and purchased market risk benefits	(1,100)	12	(1,088)
Interest credited to policyholders’ account balances	566	13	579
Other operating costs and expenses	553	(1)	552
Total benefits and other deductions	1,983	28	2,011
Income (loss) from continuing operations, before income taxes	247	(28)	219
Income tax (expense) benefit	(30)	6	(24)
Net income (loss)	217	(22)	195
Less: Net (income) loss attributable to the noncontrolling interest	103	—	103
Net income (loss) attributable to Holdings	114	(22)	92
Less: Preferred stock dividends	14	—	14
Net income (loss) available to Holdings’ common shareholders	$100	$(22)	$78

EARNINGS PER COMMON SHARE
Basic	$0.30	$(0.06)	$0.24
Diluted	$0.30	$(0.07)	$0.23
Shares Outstanding:
Basic	330.2	—	330.2
Diluted	332.7	—	332.7

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Year Ended December 31, 2023
	As Previously Reported	Impact of Revisions	As Revised
	(in millions, except per share data)
Consolidated Statements of Income (Loss)
REVENUES
Premiums	$1,104	$(9)	$1,095
Net investment income (loss)	4,320	(50)	4,270
Other income	1,014	(9)	1,005
Total revenues	10,528	(68)	10,460
BENEFITS AND OTHER DEDUCTIONS
Remeasurement of liability for future policy benefits	75	11	86
Change in market risk benefits and purchased market risk benefits	(1,807)	(8)	(1,815)
Interest credited to policyholders’ account balances	2,083	(42)	2,041
Compensation and benefits	2,328	(5)	2,323
Total benefits and other deductions	9,790	(44)	9,746
Income (loss) from continuing operations, before income taxes	738	(24)	714
Income tax (expense) benefit	905	5	910
Net income (loss)	1,643	(19)	1,624
Less: Net (income) loss attributable to the noncontrolling interest	341	—	341
Net income (loss) attributable to Holdings	1,302	(19)	1,283
Less: Preferred stock dividends	80	—	80
Net income (loss) available to Holdings’ common shareholders	$1,222	$(19)	$1,203

EARNINGS PER COMMON SHARE
Basic	$3.49	$(0.05)	$3.44
Diluted	$3.48	$(0.06)	$3.42
Shares Outstanding:
Basic	350.1	—	350.1
Diluted	351.6	—	351.6

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions, except per share data)
Consolidated Statements of Income (Loss)
REVENUES
Premiums	$267	$(4)	$263	$823	$(7)	$816
Net investment income (loss)	1,071	(2)	1,069	3,097	6	3,103
Other income	266	15	281	775	(6)	769
Total revenues	3,624	9	3,633	8,358	(7)	8,351

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	693	1	694	2,107	1	2,108
Remeasurement of liability for future policy benefits	49	34	83	46	34	80
Change in market risk benefits and purchased market risk benefits	(817)	(2)	(819)	(1,772)	8	(1,764)
Interest credited to policyholders’ account balances	556	(4)	552	1,520	(20)	1,500
Compensation and benefits	593	—	593	1,742	(5)	1,737
Other operating costs and expenses	450	—	450	1,339	1	1,340
Total benefits and other deductions	2,149	29	2,178	6,803	19	6,822
Income (loss) from continuing operations, before income taxes	1,475	(20)	1,455	1,555	(26)	1,529
Income tax (expense) benefit	(340)	4	(336)	677	6	683
Net income (loss)	1,135	(16)	1,119	2,232	(20)	2,212
Less: Net (income) loss attributable to the noncontrolling interest	71	—	71	232	—	232
Net income (loss) attributable to Holdings	1,064	(16)	1,048	2,000	(20)	1,980
Less: Preferred stock dividends	14	—	14	54	—	54
Net income (loss) available to Holdings’ common shareholders	$1,050	$(16)	$1,034	$1,946	$(20)	$1,926
					—
EARNINGS PER COMMON SHARE
Basic	$3.03	$(0.05)	$2.98	$5.49	$(0.06)	$5.43
Diluted	$3.02	$(0.05)	$2.97	$5.47	$(0.06)	$5.41
Shares Outstanding:
Basic	346.4	—	346.4	354.4	—	354.4
Diluted	348.0	—	348.0	355.9	—	355.9

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions, except per share data)
Consolidated Statements of Income (Loss)
REVENUES
Premiums	$280	$(3)	$277	$556	$(3)	$553
Net investment income (loss)	1,036	(2)	1,034	2,026	8	2,034
Other income	258	(9)	249	509	(21)	488
Total revenues	2,377	(14)	2,363	4,734	(16)	4,718

BENEFITS AND OTHER DEDUCTIONS
Change in market risk benefits and purchased MRB	(975)	(11)	(986)	(955)	10	(945)
Interest credited to policyholders’ account balances	501	(3)	498	964	(16)	948
Compensation and benefits	566	(1)	565	1,149	(5)	1,144
Other operating costs and expenses	466	1	467	889	1	890
Total benefits and other deductions	1,838	(14)	1,824	4,654	(10)	4,644
Income (loss) from continuing operations, before income taxes	539	—	539	80	(6)	74
Income tax (expense) benefit	292	1	293	1,017	2	1,019
Net income (loss)	831	1	832	1,097	(4)	1,093
Less: Net (income) loss attributable to the noncontrolling interest	72	—	72	161	—	161
Net income (loss) attributable to Holdings	759	1	760	936	(4)	932
Less: Preferred stock dividends	26	—	26	40	—	40
Net income (loss) available to Holdings’ common shareholders	$733	$1	$734	$896	$(4)	$892

EARNINGS PER COMMON SHARE
Basic	$2.06	$0.01	$2.07	$2.50	$(0.01)	$2.49
Diluted	$2.06	$—	$2.06	$2.49	$(0.01)	$2.48
Shares Outstanding:
Basic	355.2	—	355.2	358.5	—	358.5
Diluted	356.1	—	356.1	360.0	—	360.0

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Year Ended December 31, 2022
	As Previously Reported	Impact of Revisions	As Revised
	(in millions, except per share data)
Consolidated Statements of Income (Loss)
REVENUES
Net investment income (loss)	$3,315	$18	$3,333
Other income	1,028	(18)	1,010
Total revenues	12,644	—	12,644

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	2,716	(15)	2,701
Change in market risk benefits and purchased market risk benefits	(1,280)	47	(1,233)
Interest credited to policyholders’ account balances	1,410	5	1,415
Compensation and benefits	2,201	(11)	2,190
Other operating costs and expenses	2,185	(9)	2,176
Total benefits and other deductions	9,652	17	9,669
Income (loss) from continuing operations, before income taxes	2,992	(17)	2,975
Income tax (expense) benefit	(598)	4	(594)
Net income (loss)	2,394	(13)	2,381
Net income (loss) attributable to Holdings	2,153	(13)	2,140
Net income (loss) available to Holdings’ common shareholders	$2,073	$(13)	$2,060

EARNINGS PER COMMON SHARE
Basic	$5.49	$(0.03)	$5.46
Diluted	$5.46	$(0.04)	$5.42
Shares Outstanding:
Basic	377.6	—	377.6
Diluted	379.9	—	379.9

	Year Ended December 31, 2024
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$1,823	$(27)	$1,796
Other comprehensive income (loss) net of income taxes:
Change in market risk benefits - instrument-specific credit risk	(389)	14	(375)
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	73	6	79
Total other comprehensive income (loss), net of income taxes	(937)	20	(917)
Comprehensive income (loss)	886	(7)	879
Less: Comprehensive income (loss) attributable to the noncontrolling interest	514	—	514
Comprehensive income (loss) attributable to Holdings	$372	$(7)	$365

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$26	$2	$28	$808	$(20)	$788
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	2,255	1	2,256	1,334	—	1,334
Change in market risk benefits - instrument-specific credit risk	(5)	25	20	(133)	14	(119)
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	11	(1)	10	29	—	29
Total other comprehensive income (loss), net of income taxes	2,058	25	2,083	1,189	14	1,203
Comprehensive income (loss)	2,084	27	2,111	1,997	(6)	1,991
Less: Comprehensive income (loss) attributable to the noncontrolling interest	168	—	168	407	—	407
Comprehensive income (loss) attributable to Holdings	$1,916	$27	$1,943	$1,590	$(6)	$1,584

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$565	$—	$565	$782	$(22)	$760
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	(408)	(1)	(409)	(921)	(1)	(922)
Change in market risk benefits - instrument-specific credit risk	(153)	(6)	(159)	(128)	(11)	(139)
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	10	1	11	18	1	19
Total other comprehensive income (loss), net of income taxes	(476)	(6)	(482)	(869)	(11)	(880)
Comprehensive income (loss)	89	(6)	83	(87)	(33)	(120)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	140	—	140	239	—	239
Comprehensive income (loss) attributable to Holdings	$(51)	$(6)	$(57)	$(326)	$(33)	$(359)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31, 2024
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$217	$(22)	$195
Change in market risk benefits - instrument-specific credit risk	25	(5)	20
Total other comprehensive income (loss), net of income taxes	(393)	(5)	(398)
Comprehensive income (loss)	(176)	(27)	(203)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	99	—	99
Comprehensive income (loss) attributable to Holdings	$(275)	$(27)	$(302)

	Year Ended December 31, 2023
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$1,643	$(19)	$1,624
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	2,377	2	2,379
Change in market risk benefits - instrument-specific credit risk	(1,027)	(22)	(1,049)
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	(3)	(1)	(4)
Total other comprehensive income (loss), net of income taxes	1,225	(21)	1,204
Comprehensive income (loss)	2,868	(40)	2,828
Less: Comprehensive income (loss) attributable to the noncontrolling interest	351	—	351
Comprehensive income (loss) attributable to Holdings	$2,517	$(40)	$2,477

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$1,135	$(16)	$1,119	$2,232	$(20)	$2,212
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	(1,766)	(17)	(1,783)	(764)	(54)	(818)
Change in market risk benefits - instrument-specific credit risk	(1,086)	(22)	(1,108)	(235)	(8)	(243)
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	6	1	7	35	—	35
Total other comprehensive income (loss), net of income taxes	(2,667)	(38)	(2,705)	(812)	(62)	(874)
Comprehensive income (loss)	(1,532)	(54)	(1,586)	1,420	(82)	1,338
Less: Comprehensive income (loss) attributable to the noncontrolling interest	64	—	64	230	—	230
Comprehensive income (loss) attributable to Holdings	$(1,596)	$(54)	$(1,650)	$1,190	$(82)	$1,108

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$831	$1	$832	$1,097	$(4)	$1,093
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	(624)	4	(620)	1,002	(37)	965
Change in market risk benefits - instrument-specific credit risk	(87)	(5)	(92)	851	14	865
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	9	(1)	8	29	(1)	28
Total other comprehensive income (loss), net of income taxes	(623)	(2)	(625)	1,855	(24)	1,831
Comprehensive income (loss)	208	(1)	207	2,952	(28)	2,924
Less: Comprehensive income (loss) attributable to the noncontrolling interest	75	—	75	166	—	166
Comprehensive income (loss) attributable to Holdings	$133	$(1)	$132	$2,786	$(28)	$2,758

	Year Ended December 31, 2022
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$2,394	$(13)	$2,381
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	(12,606)	36	(12,570)
Change in market risk benefits - instrument-specific credit risk	1,249	23	1,272
Change in liability for future policy benefits - current discount rate	1,074	(1)	1,073
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	18	1	19
Total other comprehensive income (loss), net of income taxes	(10,311)	59	(10,252)
Comprehensive income (loss)	(7,917)	46	(7,871)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	225	—	225
Comprehensive income (loss) attributable to Holdings	$(8,142)	$46	$(8,096)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Year Ended December 31, 2024
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Equity:
Equity, beginning of period	$4,388	$(13)	$4,375
Total Holdings’ equity, beginning of period	2,649	(13)	2,636
Retained earnings, beginning of year	10,243	7	10,250
Net income (loss) attributable to Holdings	1,307	(27)	1,280
Retained earnings, end of period	10,647	(20)	10,627
Accumulated other comprehensive income (loss), beginning of year	(7,777)	(20)	(7,797)
Other comprehensive income (loss)	(935)	20	(915)
Accumulated other comprehensive income (loss), end of period	(8,712)	—	(8,712)
Total Holdings’ equity, end of period	1,585	(20)	1,565
Total equity, end of period	$3,443	$(20)	$3,423

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Equity:
Equity, beginning of period	$3,385	$(46)	$3,339	$4,388	$(13)	$4,375
Total Holdings’ equity, beginning of period	1,644	(46)	1,598	2,649	(13)	2,636
Retained earnings, beginning of year	10,317	(16)	10,301	10,243	7	10,250
Net income (loss) attributable to Holdings	(134)	2	(132)	408	(20)	388
Retained earnings, end of period	9,977	(13)	9,964	9,977	(13)	9,964
Accumulated other comprehensive income (loss), beginning of year	(8,645)	(30)	(8,675)	(7,777)	(20)	(7,797)
Other comprehensive income (loss)	2,050	24	2,074	1,182	14	1,196
Accumulated other comprehensive income (loss), end of period	(6,595)	(6)	(6,601)	(6,595)	(6)	(6,601)
Total Holdings’ equity, end of period	3,220	(19)	3,201	3,220	(19)	3,201
Total equity, end of period	$4,975	$(19)	$4,956	$4,975	$(19)	$4,956

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Equity:
Equity, beginning of period	$3,755	$(40)	$3,715	$4,388	$(13)	$4,375
Total Holdings’ equity, beginning of period	2,032	(40)	1,992	2,649	(13)	2,636
Retained earnings, beginning of year	10,110	(15)	10,095	10,243	7	10,250
Net income (loss) attributable to Holdings	428	—	428	542	(22)	520
Retained earnings, end of period	10,317	(16)	10,301	10,317	(16)	10,301
Accumulated other comprehensive income (loss), beginning of year	(8,166)	(25)	(8,191)	(7,777)	(20)	(7,797)
Other comprehensive income (loss)	(479)	(5)	(484)	(868)	(10)	(878)
Accumulated other comprehensive income (loss), end of period	(8,645)	(30)	(8,675)	(8,645)	(30)	(8,675)
Total Holdings’ equity, end of period	1,644	(46)	1,598	1,644	(46)	1,598
Total equity, end of period	$3,385	$(46)	$3,339	$3,385	$(46)	$3,339

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31, 2024
	As Previously Reported	Impact of Revisions	As Revised

Consolidated Statements of Equity:
Equity, beginning of period	$4,388	$(13)	$4,375
Total Holdings’ equity, beginning of period	2,649	(13)	2,636
Retained earnings, beginning of year	10,243	7	10,250
Net income (loss) attributable to Holdings	114	(22)	92
Retained earnings, end of period	10,110	(15)	10,095
Accumulated other comprehensive income (loss), beginning of year	(7,777)	(20)	(7,797)
Other comprehensive income (loss)	(389)	(5)	(394)
Accumulated other comprehensive income (loss), end of period	(8,166)	(25)	(8,191)
Total Holdings’ equity, end of period	2,032	(40)	1,992
Total equity, end of period	$3,755	$(40)	$3,715

	Year Ended December 31, 2023
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Equity:
Equity, beginning of period	$3,141	$27	$3,168
Total Holdings’ equity, beginning of period	1,401	27	1,428
Retained earnings, beginning of year	9,825	26	9,851
Net income (loss) attributable to Holdings	1,302	(19)	1,283
Retained earnings, end of period	10,243	7	10,250
Accumulated other comprehensive income (loss), beginning of year	(8,992)	1	(8,991)
Other comprehensive income (loss)	1,215	(21)	1,194
Accumulated other comprehensive income (loss), end of period	(7,777)	(20)	(7,797)
Total Holdings’ equity, end of period	2,649	(13)	2,636
Total equity, end of period	$4,388	$(13)	$4,375

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Equity:
Equity, beginning of period	$5,260	$(1)	$5,259	$3,141	$27	$3,168
Total Holdings’ equity, beginning of period	3,553	(1)	3,552	1,401	27	1,428
Retained earnings, beginning of year	10,325	22	10,347	9,825	26	9,851
Net income (loss) attributable to Holdings	1,064	(16)	1,048	2,000	(20)	1,980
Retained earnings, end of period	11,163	6	11,169	11,163	6	11,169
Accumulated other comprehensive income (loss), beginning of year	(7,142)	(23)	(7,165)	(8,992)	1	(8,991)
Other comprehensive income (loss)	(2,660)	(38)	(2,698)	(810)	(62)	(872)
Accumulated other comprehensive income (loss), end of period	(9,802)	(61)	(9,863)	(9,802)	(61)	(9,863)
Total Holdings’ equity, end of period	1,642	(55)	1,587	1,642	(55)	1,587
Total equity, end of period	$3,281	$(55)	$3,226	$3,281	$(55)	$3,226

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Equity:
Equity, beginning of period	$5,471	$22	$5,493	$3,141	$27	$3,168
Total Holdings’ equity, beginning of period	3,754	(1)	3,753	1,401	27	1,428
Retained earnings, beginning of year	9,806	21	9,827	9,825	26	9,851
Net income (loss) attributable to Holdings	759	1	760	936	(4)	932
Retained earnings, end of period	10,325	22	10,347	10,325	22	10,347
Accumulated other comprehensive income (loss), beginning of year	(6,516)	(22)	(6,538)	(8,992)	1	(8,991)
Other comprehensive income (loss)	(626)	(1)	(627)	1,850	(24)	1,826
Accumulated other comprehensive income (loss), end of period	(7,142)	(23)	(7,165)	(7,142)	(23)	(7,165)
Total Holdings’ equity, end of period	3,553	(1)	3,552	3,553	(1)	3,552
Total equity, end of period	$5,260	$(1)	$5,259	$5,260	$(1)	$5,259

	Year Ended December 31, 2022
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Equity:
Equity, beginning of period	$11,927	$(7)	$11,920
Total Holdings’ equity, beginning of period	10,351	(7)	10,344
Retained earnings, beginning of year	8,413	40	8,453
Net income (loss) attributable to Holdings	2,153	(13)	2,140
Retained earnings, end of period	9,825	26	9,851
Accumulated other comprehensive income (loss), beginning of year	1,303	(58)	1,245
Other comprehensive income (loss)	(10,295)	59	(10,236)
Accumulated other comprehensive income (loss), end of period	(8,992)	1	(8,991)
Total Holdings’ equity, end of period	1,401	27	1,428
Total equity, end of period	$3,141	$27	$3,168

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2024			Nine Months Ended September 30, 2024
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Cash Flows:
Cash flows from operating activities:
Net income (loss)	$1,823	$(27)	$1,796	$808	$(20)	$788
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	2,499	(6)	2,493	1,879	—	1,879
Amortization and depreciation	860	8	868	640	6	646
Remeasurement of liability for future policy benefits	6	(12)	(6)	9	(12)	(3)
Change in market risk benefits	(1,971)	31	(1,940)	(1,154)	31	(1,123)
Reinsurance recoverable	(866)	(2)	(868)	(612)	(2)	(614)
Current and deferred income taxes	322	(7)	315	181	(5)	176
Other, net	117	15	132	255	2	257
Net cash provided by (used in) operating activities	$2,006	$—	$2,006	$1,606	$—	$1,606

	Six Months Ended June 30, 2024			Three Months Ended March 31, 2024
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Cash Flows:
Cash flows from operating activities:
Net income (loss)	$782	$(22)	$760	$217	$(22)	$195
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,171	7	1,178	566	13	579
Amortization and depreciation	429	5	434	240	1	241
Remeasurement of liability for future policy benefits	(7)	5	(2)	1	4	5
Change in market risk benefits	(1,233)	13	(1,220)	(1,100)	12	(1,088)
Reinsurance recoverable	(626)	(2)	(628)	(375)	(2)	(377)
Current and deferred income taxes	155	(6)	149	85	(6)	79
Net cash provided by (used in) operating activities	$923	$—	$923	$31	$—	$31

	Year Ended December 31, 2023			Nine Months Ended September 30, 2023
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Cash Flows:
Cash flows from operating activities:
Net income (loss)	$1,643	$(19)	$1,624	$2,232	$(20)	$2,212
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	2,083	(42)	2,041	1,520	(20)	1,500
Amortization and depreciation	812	9	821	576	5	581
Remeasurement of liability for future policy benefits	75	11	86	46	34	80
Change in Market Risk Benefits	(1,807)	(8)	(1,815)	(1,772)	8	(1,764)
Reinsurance recoverable	(1,471)	2	(1,469)	(1,106)	2	(1,104)
Future policy benefits	329	—	329	196	1	197
Current and deferred income taxes	(1,163)	(5)	(1,168)	(868)	(6)	(874)
Other, net	(239)	52	(187)	584	(4)	580
Net cash provided by (used in) operating activities	$(208)	$—	$(208)	$185	$—	$185

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2023
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Cash Flows:
Cash flows from operating activities:
Net income (loss)	$1,097	$(4)	$1,093
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	964	(16)	948
Amortization and depreciation	380	21	401
Change in market risk benefits	(955)	10	(945)
Current and deferred income taxes	(1,177)	(2)	(1,179)
Other, net	65	(9)	56
Net cash provided by (used in) operating activities	$(226)	$—	$(226)

	Year Ended December 31, 2022
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Cash Flows:
Cash flows from operating activities:
Net income (loss)	$2,394	$(13)	$2,381
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,410	5	1,415
Non-cash long term incentive compensation expense	286	(11)	275
Amortization and depreciation	636	18	654
Change in market risk benefits	(1,280)	47	(1,233)
Future policy benefits	(495)	(15)	(510)
Current and deferred income taxes	470	(3)	467
Other, net	(74)	(28)	(102)
Net cash provided by (used in) operating activities	$(250)	$—	$(250)

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21)     SUBSEQUENT EVENTS
AB Tender Offer
On February 24, 2025, Holdings commenced a cash tender offer (the “Offer”) to purchase up to 46 million AB Holding Units at a price of $38.50 per unit, less any applicable tax withholding, for an aggregate purchase price of $1.8 billion. On April 3, 2025, Holdings purchased 19.7 million AB Holdings Units pursuant to the Offer for an aggregate cost of $758 million. The AB Holdings Units accepted for purchase represent approximately 17.9% of the outstanding units as of March 31, 2025. After giving effect to such purchase, Holdings owns approximately 68.5% of the economic interest in AllianceBernstein L.P., the operating partnership of AB Holding.
Series B Preferred Stock Tender Offer
On March 12, 2025, Equitable announced a tender offer to purchase for cash any and all of the outstanding Series B Depositary Share each representing a 1/25th interest in a share of Equitable Holdings, Inc.’s 4.950% Fixed Rate Reset Noncumulative Perpetual Preferred Stock, Series B, par value $1.00 per share, liquidation preference $25,000 per share (equivalent to $1,000 per Series B Depositary Share) at the tender offer price of $1,000 per Series B Depositary Share, plus an amount equal to accrued, unpaid and undeclared dividends from, and including December 15, 2024, to, but excluding, the date on which such payment is made, net to the seller in cash, less any applicable withholding taxes and without interest. On April 11, 2025, Holdings redeemed and retired 279 million of Series B Preferred Stock using proceeds from our Junior Subordinated Debt issuance.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in its entirety and in conjunction with the consolidated financial statements and related notes contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).
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
Overview of Recent Developments
RGA Reinsurance Transaction
On February 23, 2025, Equitable Financial, as well as Equitable America and Equitable Financial L&A, entered into a Master Transaction Agreement with RGA pursuant to which, at closing and subject to the terms and conditions set forth in such agreement, RGA would enter into reinsurance agreements, as reinsurer, with each such subsidiary, as ceding company, to effect the RGA Reinsurance Transaction. The transaction is expected to reinsure 75% of such ceding companies’ in-force individual life insurance block, and upon closing, generate total value for Holdings of over $2 billion, which includes a positive ceding commission and capital release, and is expected to close in mid-2025, subject to regulatory approval.
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
As a result of the novation of certain Legacy VA policies completed during the first quarter, the Company recorded a loss of $499 million in pre-tax net income and an increase of $263 million in pre-tax AOCI, for a total impact loss of $236 million. The negative net income impact is mostly driven by the reduction of the Purchase MRB asset of $2.0 billion and the reduction of liabilities for MRB of $1.6 billion, offset by a decrease in Deposit accounting liability of $183 million. Purchase MRB asset reduction is larger than the Direct MRB liability reduction is because the Venerable reinsurance assets sit in a collateralized trust and thus materially reduces the non-performance risk. Deposit account liability decreases as novation leads to faster amortization of the liability. The novation impact from the base variable annuity contracts and the contracts in payout status is less material, as the decrease in policyholders’ account balance of $33 million and decrease in Liability for future policyholders’ benefits of $458 million is largely offset by a decrease in Amounts due to reinsurers of $432 million.

Tender Offer
On February 24, 2025, Holdings commenced a cash tender offer (the “Offer”) to purchase up to 46 million AB Holding Units at a price of $38.50 per unit, less any applicable tax withholding, for an aggregate purchase price of $1.8 billion. On April 3, 2025, Holdings purchased 19.7 million AB Holdings Units pursuant to the Offer for an aggregate cost of $758 million. The AB Holdings Units accepted for purchase represent approximately 17.9% of the outstanding units as of March 31, 2025. After giving effect to such purchase, Holdings owns approximately 68.5% of the economic interest in AllianceBernstein L.P., the operating partnership of AB Holding.
Term Loan Agreement
In connection with the commencement of the Offer described in the precedent paragraph, Holdings entered into the 364-Day Term Loan Credit Agreement (the “Term Loan Agreement”) with respect to a $500 million senior unsecured delayed-draw term loan (the “Term Loan”). The Term Loan was intended to be used, along with available cash and cash equivalents, to fund the Offer and related fees and expenses. The Term Loan was available to be drawn at any time on or prior to April 24, 2025 and would have matured 364 days from the date of funding. However, on April 15, 2025, Holdings elected not to request any such Term Loan, as it was unnecessary to fund the Offer, and the Term Loan Agreement was terminated effective April 3, 2025.
Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
U.S. equity markets posted losses in the first quarter 2025, with the S&P 500 returning (4.3)% (including dividends). In March 2025, the U.S. Federal Reserve (the “Fed”) adjusted its forecasts, lowering the U.S. growth forecast for 2025 to 1.7% from the previous estimate of 2.1%. Additionally, the Fed raised its inflation outlook to 2.7% from 2.5%.
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, uncertainty regarding the federal debt limit, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions. The Russian invasion of the Ukraine, the Israel-Hamas war and broader Middle Eastern hostilities, including with Hezbollah in Lebanon and Iran, and the ensuing conflicts and the sanctions and other measures imposed in response to these conflicts, have significantly contributed to volatility in the financial markets and have increased the level of economic and political uncertainty. Consumer and economic uncertainty due to rapid changes in global trade policies, including announced tariff increases and potential additional tariff increases, are also causing market volatility and heightening concerns regarding inflation. For further information on the risk of increased volatility in the financial markets to our business, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and the Economy—Conditions in the global capital markets and the economy and Equity market declines and volatility” in the Annual Report on Form 10-K for the year ended December 31, 2024.
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
We monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable. For additional information on our sensitivity to interest rates and capital market prices, see “Quantitative and Qualitative Disclosures About Market Risk” in the 2024 Form 10-K.

Regulatory Developments
Our U.S. life insurance subsidiaries are regulated primarily at the state level, with some policies and products also subject to federal regulation. Holdings and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. On an ongoing basis, regulators refine capital requirements and introduce new reserving standards. Regulations recently adopted or currently under review can potentially impact our statutory reserve, capital requirements and profitability of the industry and result in increased regulation and oversight for the industry.
Insurance Regulation
Regulation of Investments
The NAIC is evaluating the risks associated with insurers’ investments in certain categories of structured securities, including CLOs. In 2023, the NAIC approved interim rules that raise capital requirements for holdings of CLO and other asset-backed security residual interests. Effective January 1, 2024, the NAIC adopted an amendment to the Purposes and Procedures Manual of the NAIC Investment Analysis Office (the “Purposes and Procedures Manual”) to give the NAIC’s Structured Securities Group, housed within the NAIC’s Securities Valuation Office (the “SVO”), responsibility for modeling CLO securities and evaluating tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios in order to assign NAIC Designations. Under the amended Purposes and Procedures Manual, CLO investments will no longer be broadly exempt from filing with the SVO based on ratings from credit rating providers. The NAIC’s goal is to ensure that the weighted average RBC factor for owning all tranches of a CLO more closely aligns with what would be required for directly owning all of the underlying loan collateral, in order to avoid RBC arbitrage.The Purposes and Procedures Manual requires insurers to begin reporting the financially modeled NAIC Designations for CLOs with their year-end 2025 financial statement. The NAIC is collaborating with interested parties to refine the process for modeling CLO investments.
In related work, the NAIC’s Financial Condition (E) Committee launched a holistic review of the insurance regulatory framework related to insurer investment risk regulation, on which work began in 2023. The primary objective is to highlight areas where the insurance regulatory framework and the SVO can be enhanced to strengthen oversight of insurers’ investments in complex assets. The proposed changes to modernize investment oversight include (i) reducing / eliminating “blind” reliance on credit rating providers while continuing to use them by implementing a due diligence framework that oversees the effectiveness of credit rating providers; and (ii) bolstering the SVO’s risk analysis capabilities by investing in a risk analytics tool and adding specialized personnel.
In November 2024, the NAIC adopted an amendment to the Purposes and Procedures Manual that sets forth procedures for SVO staff to identify and evaluate a filing-exempt security with an NAIC Designation determined by a rating that appears to be an unreasonable assessment of investment risk. The procedures include, without limitation, sending an information request to insurers that hold the security under review and determining whether the NAIC Designation is three or more notches different from the SVO’s assessment, which would allow the SVO to request the removal of the credit rating from the filing exempt process. At any time during the process, an alternate credit rating may be requested and, if one is received, it will be incorporated into the filing exempt process. The Purposes and Procedures Manual amendment is scheduled to become effective on January 1, 2026.
In February 2025, the NAIC announced the formation of a new Risk-Based Capital Model Governance (EX) Task Force. The purpose of the new task force is to provide executive-level oversight and coordination of the various NAIC groups that are reviewing RBC-related standards. The new task force is also charged with completing a comprehensive gap analysis to identify gaps in the current RBC framework and developing guiding principles for future RBC adjustments.
Reinsurance
The NAIC is currently considering a proposal to require asset adequacy analysis for certain reinsurance transactions and has exposed a draft actuarial guideline proposing enhancements to reserve adequacy requirements, which is expected to be adopted in 2025 for reserves reported as of December 31, 2025 in an insurer’s annual statement.EQH is currently assessing the effect, if any, on EQH, if enhanced asset adequacy testing was required in connection with reinsurance transactions.
Derivatives Regulation and Clearing of Treasury Securities
In 2023, the SEC adopted rules to require that covered clearing agencies have policies and procedures reasonably designed to require every direct participant of the agency to submit for clearing eligible secondary market transactions in U.S. Treasury securities. Following a February 25, 2025 extension by the SEC, the rule effectively requires such participants to clear eligible cash transactions in U.S. Treasury securities beginning on December 31, 2026, and clear eligible repurchase and reverse repurchase transactions in U.S. Treasury securities beginning on June 30, 2027. As a result, certain transactions between such participants and us will be required to be cleared. The rule’s potential effect on the U.S. Treasury markets is uncertain.
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
Various industry groups brought litigation against the DOL seeking a variety of remedies for the Final Rule. On July 25, 2024, the U.S. District Court for the Eastern District of Texas (the “E.D. Tex.”) issued a stay of the effective date of portions of the Final Rule. On July 26, 2024, the U.S. District Court for the Northern District of Texas (the “N.D. Tex.”) issued a stay of the effective date of the Final Rule as a whole. As a result of these court opinions, it is uncertain whether the Final Rule will become effective. The DOL appealed the stays issued in these cases to the U.S. Court of Appeals for the Fifth Circuit, but in early 2025, the court granted the DOL’s motion to pause proceedings while it reviews its posture on these cases. While this litigation proceeds, we are evaluating the potential impact of the Final Rule on our business, particularly as it pertains to the sale of insurance products to retirement investors.
For additional information on regulatory developments and the risks we face, see “Business—Regulation” and “Risk Factors—Legal and Regulatory Risks” in the 2024 Form 10-K.
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
Net Income Volatility
We have offered and continue to offer variable annuity products with GMxB features. The future claims exposure on these features is sensitive to movements in the equity markets and interest rates. Accordingly, we have implemented hedging and reinsurance programs designed to mitigate the economic exposure to us from these features due to equity market and interest rate movements. We are using a combination of General Account assets and derivatives to manage duration gap on an economic basis. The changes in the values of the derivatives associated with these programs due to equity and interest rate movements, together with the GMxB MRBs assets and liabilities are recognized in net income in the periods in which they occur, while the General Account asset gains and losses are recognized in OCI resulting in an offset between OCI and net income. In addition, we conduct macro hedging to protect our statutory capital which could also cause net income volatility as further described below. Net income is also impacted by changes in our reinsurers credit spread, while changes in the Company’s credit spread is recorded in OCI. See “—Significant Factors Impacting Our Results—Impact of Hedging and GMxB Reinsurance on Results.”
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
Key Operating Measures
In addition to our results presented in accordance with U.S. GAAP, we report Non-GAAP Operating Earnings, and Non-GAAP operating common EPS, each of which is a measure that is not determined in accordance with U.S. GAAP. Management principally uses these Non-GAAP financial measures in evaluating performance because they present a clearer picture of our operating performance and they allow management to allocate resources. Similarly, management believes that the use of these Non-GAAP financial measures, together with relevant U.S. GAAP measures, provide investors with a better understanding of our results of operations and the underlying profitability drivers and trends of our business. These Non-GAAP financial measures are intended to remove from our results of operations the impact of market changes (where there is a mismatch in the valuation of assets and liabilities) as well as certain other expenses which are not part of our underlying profitability drivers or likely to re-occur in the foreseeable future, as such items fluctuate from period-to-period in a manner inconsistent with these drivers. These measures should be considered supplementary to our results that are presented in accordance with U.S. GAAP and should not be viewed as a substitute for the U.S. GAAP measures. Other companies may use similarly titled Non-GAAP financial measures that are calculated differently from the way we calculate such measures. Consequently, our Non-GAAP financial measures may not be comparable to similar measures used by other companies.
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
•Other adjustments, which primarily include restructuring costs related to severance and separation, lease write-offs related to non-recurring restructuring activities, net derivative gains (losses) on certain Non-GMxB derivatives, net investment income from certain items including consolidated VIE investments, seed capital mark-to-market adjustments, unrealized gain/losses and realized capital gains/losses from sales or disposals of select securities, certain legal accruals; a bespoke deal to repurchase UL policies from one entity that had invested in numerous policies purchased in the life settlement market, which disposed of the risk of additional COI litigation by that entity related to those UL policies, impact of the annual actuarial assumption updates attributable to LFPB when the majority of the impact relates to the non-core business; and
•Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period and changes to the deferred tax valuation allowance.
During the third quarter 2024, the Company moved revenues and expenses related to payout annuitizations from the Legacy segment to the Individual Retirement segment. Now all payout annuities are reported within the Individual Retirement segment as the block is managed on an aggregate basis. Prior periods have been recast to reflect this change.
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
The table below presents a reconciliation of net income (loss) attributable to Holdings to Non-GAAP Operating Earnings:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net income (loss) attributable to Holdings	$63	$92
Adjustments related to:
Variable annuity product features (1)	211	330
Investment (gains) losses	14	39
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	11	17
Other adjustments (2)	205	91
Income tax expense (benefit) related to above adjustments	(92)	(100)
Non-recurring tax items	9	8
Non-GAAP Operating Earnings	$421	$477

_____________
(1)As a result of the novation of certain Legacy VA policies completed during the first quarter, the Company recorded a loss of $499 million in pre-tax net income and an increase of $263 million in pre-tax AOCI, for a total impact loss of $236 million.
(2)Includes a loss of $165 million on Non-VA derivatives for the three months ended March 31, 2025 and includes certain gross legal expenses related to the COI litigation of $106 million for the three months ended 2024.
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
The following table presents return on average equity attributable to Holdings’ common shareholders, excluding AOCI and Non-GAAP Operating ROE for the trailing twelve months:

Trailing Twelve Months Ended March 31, 2025
(Dollars in millions)
Net income (loss) available to Holdings’ common shareholders	$1,171
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$8,546
Return on average equity attributable to Holdings’ common shareholders, excluding AOCI	13.7%

Non-GAAP Operating Earnings available to Holdings’ common shareholders	$1,868
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$8,546
Non-GAAP Operating ROE	21.9%
Non-GAAP Operating Common EPS
Non-GAAP operating common EPS is calculated by dividing Non-GAAP Operating Earnings by diluted common shares outstanding. The following table sets forth Non-GAAP operating common EPS:

	Three Months Ended March 31,
	2025	2024
	(per share amounts)
Net income (loss) attributable to Holdings	$0.20	$0.27
Less: Preferred stock dividends	0.04	0.04
Net income (loss) available to Holdings’ common shareholders	0.16	0.23
Adjustments related to:
Variable annuity product features (1)	0.68	0.99
Investment (gains) losses	0.04	0.12
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.04	0.05
Other adjustments (2)	0.64	0.28
Income tax expense (benefit) related to above adjustments	(0.29)	(0.30)
Non-recurring tax items	0.03	0.02
Non-GAAP operating common EPS	$1.30	$1.39
______________
(1)As a result of the novation of certain Legacy VA policies completed during the first quarter, the Company recorded a loss of $1.60 for the three months ended March 31, 2025.
(2)Includes a loss of $0.53 on Non-VA derivatives for the three months ended March 31, 2025 and includes certain gross legal expenses related to the COI litigation of $0.32 for the three months ended 2024.
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
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss):
Consolidated Statements of Income (Loss)

	Three Months Ended March 31,
	2025	2024
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$636	$614
Premiums	304	285
Net derivative gains (losses)	799	(1,376)
Net investment income (loss)	1,248	1,210
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	—	(20)
Other investment gains (losses), net	(14)	(19)
Total investment gains (losses), net	(14)	(39)
Investment management and service fees	1,285	1,278
Other income	318	258
Total revenues	4,576	2,230

	Three Months Ended March 31,
	2025	2024
	(in millions, except per share data)
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	759	677
Remeasurement of liability for future policy benefits	(2)	5
Change in market risk benefits and purchased market risk benefits	672	(1,088)
Interest credited to policyholders’ account balances	678	579
Compensation and benefits	601	620
Commissions and distribution-related payments	501	437
Interest expense	55	57
Amortization of deferred policy acquisition costs	188	172
Other operating costs and expenses	950	552
Total benefits and other deductions	4,402	2,011
Income (loss) from continuing operations, before income taxes	174	219
Income tax (expense) benefit	(24)	(24)
Net income (loss)	150	195
Less: Net income (loss) attributable to the noncontrolling interest	87	103
Net income (loss) attributable to Holdings	63	92
Less: Preferred stock dividends	14	14
Net income (loss) available to Holdings’ common shareholders	$49	$78

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$0.16	$0.24
Diluted	$0.16	$0.23
Weighted average common shares outstanding (in millions):
Basic	307.8	330.2
Diluted	311.9	332.7

	Three Months Ended March 31,
	2025	2024
	(in millions)
Non-GAAP Operating Earnings	$421	$477

The following table summarizes our Non-GAAP Operating Earnings per common share:

	Three Months Ended March 31,
	2025	2024
	(per share amounts)
Non-GAAP Operating Earnings per common share:
Basic	$1.30	$1.40
Diluted	$1.30	$1.39

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Net Income (Loss) Attributable to Holdings
Net income attributable to Holdings decreased $29 million to $63 million during the three months ended March 31, 2025 from $92 million in the three months ended March 31, 2024. The following were notable changes in net income (loss):

Unfavorable items included:
•Change in market risk benefits and purchased market risk benefits increased by $1.8 billion mainly due to a decrease in interest rates in the first quarter 2025 compared to an increase in the first quarter 2024, further driven by unfavorable equity market movements in the first quarter 2025 compared to favorable equity market movements in the first quarter 2024.
•Compensation, benefits, interest and other operating expenses increased by $377 million mainly due to Venerable novation loss.
•Interest credited to policyholders’ account balances increased by $99 million mainly due to growth of SCS account values in our Individual Retirement segment, partially offset by lower interest expense on funding agreements in Corporate and Other.
•Policyholders’ benefits increased by $82 million mainly due to higher net mortality, partially offset by the release of PFBL reserves and favorable claims experience in Employee Benefits in our Protection Solutions segment.
•Commissions and distribution-related payments increased by $64 million mainly due to higher payments to financial intermediaries for the distribution of AB mutual funds resulting from higher average AUM in our Asset Management segment and higher asset-based commissions and sales volumes in our Individual Retirement segment.
These were partially offset by the following favorable items:
•Net derivative gains were $799 million for the three months ended March 31, 2025 compared to losses of $1.4 billion for the first three months of the prior year primarily driven by lower equity market depreciation during 2025 compared to higher equity market appreciation during 2024.
•Fee-type revenue increased by $108 million mainly driven by higher advisory fee type revenue attributed to higher average asset values combined with increased distribution fees from higher retirement sales in our Wealth Management segment, partially offset by lower revenue from BRS due to the sale of this business completed during April 2024.
•Net investment income increased by $38 million mainly due to higher average asset balances, partially offset by lower investment yields.
•Investment losses decreased by $25 million mainly due to higher sales and valuation losses in the first quarter 2024.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results” for more information regarding assumption updates.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings decreased by $56 million to $421 million for the three months ended March 31, 2025 from $477 million in the three months ended March 31, 2024. The following were notable changes in Non-GAAP Operating Earnings:
Unfavorable items included:
•Interest credited to policyholders’ account balances increased by $84 million mainly due to growth of SCS account values in our Individual Retirement segment, partially offset by lower interest on funding agreements.
•Policyholders’ benefits increased by $82 million mainly due to higher net mortality, partially offset by the release of PFBL reserves and favorable claims experience in Employee Benefits in our Protection Solutions segment.
•Commissions and distribution-related payments increased by $64 million mainly due to higher payments to financial intermediaries for the distribution of AB mutual funds resulting from higher average AUM in our Asset Management segment and higher asset-based commissions and sales volumes in our Individual Retirement segment.
•Amortization of DAC increased by $16 million mainly due to growth in our Individual Retirement segment from sales momentum.

These were partially offset by the following favorable items:
•Net investment income increased by $71 million mainly due to higher average asset balances, partially offset by lower investment yields.
•Fee-type revenue increased by $65 million mainly driven by higher advisory fee type revenue attributed to higher average asset balances combined with increased distribution fees from higher retirement sales in our Wealth Management segment, and higher average Separate Account values from market appreciation.
•Compensation, benefits, interest expense and other operating costs decreased by $31 million mainly due to lower base compensation and other expenses driven by the sale of BRS, lower interest expense from lower weighted average borrowings, and lower office related expenses, partially offset by the recognition of a $21 million incentive grant gain in the prior year related to AB headquarters relocation to Nashville in our Asset Management segment.
•Net derivative losses decreased by $9 million mainly due to higher losses from economically hedging seed capital investments and market changes in total return swaps in our Asset Management segment.
•Income tax expense decreased by $8 million mainly driven by lower pre-tax earnings in 2025.
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
The following table summarizes operating earnings (loss) on our segments and Corporate and Other:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$216	$238
Group Retirement	130	124
Asset Management	126	106
Protection Solutions	(17)	44
Wealth Management	46	43
Legacy	24	33
Corporate and Other	(104)	(111)
Non-GAAP Operating Earnings	$421	$477
Effective Tax Rates by Segment
The following table summarizes income tax expense which was allocated to the Company’s business segments:

	Three Months Ended March 31,
	2025	2024
	(percentages)
Effective Tax Rates by Segment:
Retirement and Protection business (1)	15%	14%
Asset Management	25%	29%
Wealth Management	25%	26%
Consolidated Non-GAAP Operating Earnings	19%	19%
______________
(1)Includes: Individual Retirement, Group Retirement, Protection Solutions and Legacy.

Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.
The following table summarizes operating earnings (loss) of our Individual Retirement segment:

	Three Months Ended March 31,
	2025	2024 (1)
	(in millions)
Operating earnings (loss)	$216	$238
_____________
(1)Prior periods were updated to reflect the impact of moving payout annuity policies from Legacy to Individual Retirement.

Key components of operating earnings (loss) were:

	Three Months Ended March 31,
	2025	2024 (1)
	(in millions)
REVENUES
Policy charges, fee income and premiums	$224	$208
Net investment income	693	549
Net derivative gains (losses)	(5)	(5)
Investment management, service fees and other income	85	88
Segment revenues	$997	$840

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$92	$77
Remeasurement of liability for future policy benefits	(1)	(3)
Interest credited to policyholders’ account balances	365	248
Commissions and distribution-related payments	98	77
Amortization of deferred policy acquisition costs	124	109
Compensation, benefits and other operating costs and expenses	64	54
Interest expense	—	—
Segment benefits and other deductions	$742	$562
_____________
(1)Prior periods were updated to reflect the impact of moving payout annuity policies from Legacy to Individual Retirement.
The following table summarizes AV for our Individual Retirement segment:

	March 31, 2025	December 31, 2024
	(in millions)
AV (1)
General Account	$70,099	$69,020
Separate Accounts	39,594	41,524
Total AV	$109,693	$110,544
_____________
(1)AV presented are net of reinsurance.

The following table summarizes a roll-forward of AV for our Individual Retirement segment:

	Three Months Ended March 31,
	2025	2024 (1)
	(in millions)
Balance, beginning of period	$110,544	$92,006
Gross premiums	4,577	4,356
Surrenders, withdrawals and benefits	(3,146)	(2,709)
Net flows	1,431	1,647
Change in market value and reinvestment and policy charges	636	1,923
Change in fair value of embedded derivative instruments	(2,918)	3,069
Balance, end of period	$109,693	$98,645
Ending embedded derivative	(13,775)	(13,461)
Balance as of end of period net of embedded derivative instruments	$95,918	$85,184
_____________
(1)Prior periods were updated to reflect the impact of moving payout annuity policies from Legacy to Individual Retirement.
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024 for the Individual Retirement Segment
Operating earnings
Operating earnings decreased $22 million to $216 million during the three months ended March 31, 2025 from $238 million in the three months ended March 31, 2024. The following were notable changes in operating earnings (losses):
Unfavorable items included:
•Interest credited to policyholders’ account balances increased by $117 million mainly due to growth of SCS account values.
•Commissions and distribution-related payments increased by $21 million mainly due to higher asset-based commissions and sales volumes.
•Policyholders’ benefits increased by $15 million mainly due to growth in the payout business.
•Amortization of DAC increased by $15 million mainly due to growth in the business from sales momentum.
•Compensation, benefits and other operating costs and expenses increased by $9 million mainly due to higher corporate function expenses due to revenue growth.
These were partially offset by the following favorable items:
•Net investment income increased by $144 million mainly due to higher average asset balances, partially offset by lower investment yields.
•Fee-type revenue increased by $13 million mainly due to higher average Separate Account values.
Net Flows and AV
•The decline in AV of $0.9 billion in the three months ended March 31, 2025 was driven by a decrease in investment performance as a result of market depreciation and change in fair value of embedded derivative instruments of $(2.3) billion in the three months ended March 31, 2025, partially offset by net inflows of $1.4 billion.
•Net inflows of $1.4 billion were $0.2 billion lower than in the three months ended March 31, 2024, mainly driven by higher outflows in the three months ended March 31, 2025.
Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.

The following table summarizes operating earnings (loss) of our Group Retirement segment:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Operating earnings (loss)	$130	$124
Key components of operating earnings (loss) are:

	Three Months Ended March 31,
	2025	2024
	(in millions)
REVENUES
Policy charges, fee income and premiums	$82	$73
Net investment income	151	141
Investment management, service fees and other income	83	77
Segment revenues	$316	$291

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders’ account balances	$63	$52
Commissions and distribution-related payments	43	44
Amortization of deferred policy acquisition costs	15	15
Compensation, benefits and other operating costs and expenses	42	35
Segment benefits and other deductions	$163	$146
The following table summarizes AV and AUA for our Group Retirement segment:

	March 31, 2025	December 31, 2024
	(in millions)
AV and AUA
General Account	$9,721	$9,341
Separate Accounts and Mutual Funds	30,193	31,313
Total AV and AUA (1)	$39,914	$40,654
____________
(1)    AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV and AUA for our Group Retirement segment:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Balance, beginning of period	$40,654	$36,471
Gross Premiums	1,475	1,018
Surrenders, withdrawals and benefits	(1,283)	(1,150)
Net flows	192	(132)
Change in market value and reinvestment and policy charges	(914)	2,128
Change in fair value of embedded derivative instruments	(18)	23
Balance, end of period	$39,914	$38,490
Ending embedded derivative	(42)	(87)
Balance as of end of period net of embedded derivative instruments	$39,872	$38,403
____________

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024 for the Group Retirement Segment
Operating earnings
Operating earnings increased by $6 million to $130 million during the three months ended March 31, 2025 from $124 million during the three months ended March 31, 2024. The following were notable changes in operating earnings (losses):
Favorable items included:
•Fee-type revenue increased by $15 million primarily due to higher average Separate Account values from market appreciation.
•Net investment income increased by $10 million due to higher average asset balances, partially offset by lower investment yields.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $11 million mainly due to higher average account balances in institutional markets (offset in Net investment income).
•Compensation, benefits and other operating costs and expenses increased by $7 million mainly due to higher corporate support functions expense.
Net Flows and AV
•The decrease in AV of $0.7 billion in the three months ended March 31, 2025 was primarily driven by equity market depreciation, partially offset by net inflows of $192 million.
•Net inflows of $192 million for the three months ended March 31, 2025 improved by $324 million compared to the three months ended March 31, 2024, mainly driven by large institutional lump sum premiums and higher flows in the tax-exempt market partially offset by lower flows in the corporate market.
Asset Management
The Asset Management segment provides diversified investment management and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our average economic interest in AB of approximately 62% and 61% during the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(in millions)
Operating earnings (loss)	$126	$106

Key components of operating earnings (loss) were:

	Three Months Ended March 31,
	2025	2024
	(in millions)
REVENUES
Net investment income (loss)	$3	$8
Net derivative gains (losses)	(13)	(5)
Investment management, service fees and other income	1,098	1,090
Segment revenues	$1,088	$1,093

	Three Months Ended March 31,
	2025	2024
	(in millions)
BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution related payments	$201	$173
Compensation, benefits and other operating costs and expenses	607	655
Interest expense	7	17
Segment benefits and other deductions	$815	$845

Changes in AUM in the Asset Management segment were as follows:

	Three Months Ended March 31,
	2025	2024
	(in billions)
Balance, beginning of period	$792.2	$725.2
Long-term flows
Sales/new accounts	36.1	32.6
Redemptions/terminations	(29.7)	(25.2)
Cash flow/unreinvested dividends	(4.0)	(6.9)
Net long-term (outflows) inflows	2.4	0.5
Market appreciation (depreciation)	(10.1)	33.0
Net change	(7.7)	33.5
Balance, end of period	$784.5	$758.7

Average AUM in the Asset Management segment for the periods presented by distribution channel and investment services were as follows:

	Three Months Ended March 31,
	2025	2024
	(in billions)
Distribution Channel:
Institutions	$325.2	$317.8
Retail	334.4	296.9
Private Wealth	137.9	124.2
Total	$797.5	$738.9

Investment Service:
Equity Actively Managed	$261.8	$254.2
Equity Passively Managed (1)	68.4	63.8
Fixed Income Actively Managed – Taxable	211.5	209.3
Fixed Income Actively Managed – Tax-exempt	77.7	62.5
Fixed Income Passively Managed (1)	10.3	11.2
Alternatives/Multi-Asset Solutions (2)	167.8	137.9
Total	$797.5	$738.9
____________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity of fixed income services.

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024 for the Asset Management Segment
Operating earnings
Operating earnings increased $20 million to $126 million during the three months ended March 31, 2025 from $106 million in the three months ended March 31, 2024. The following were notable changes in operating earnings (losses):
Favorable items included:
•Compensation, benefits, interest expense and other operating costs decreased by $58 million mainly due to lower base compensation and other expenses driven by the sale of BRS, lower interest expense from lower weighted average borrowings, and lower office related expenses, partially offset by the recognition of a $21 million incentive grant gain in the prior year related to AB headquarters relocation to Nashville.
•Fee-type revenue increased by $8 million primarily due to higher investment base advisory fees and higher distribution revenue from higher average AUM, higher performance based fees, partially offset by lower revenue from BRS due to the sale of this business completed during April 2024.
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $28 million mainly due to higher payments to financial intermediaries for the distribution of AB mutual funds resulting from higher average AUM.
•Net derivative losses increased by $8 million mainly due to higher losses from economically hedging seed capital investments and market changes in total return swaps.
•Net income attributable to noncontrolling interest increased by $8 million due to higher pre-tax earnings.
Long-Term Net Flows and AUM
•Total AUM as of March 31, 2025 was $784.5 billion, down $(7.7) billion, or (1.0)%, compared to December 31, 2024. The decrease is primarily the result of market depreciation of ($10.1) billion, partially offset by net inflows of $2.4 billion. Market depreciation of $(10.1) billion is attributed to Retail of $(11.1) billion and Private Wealth of $(0.6) billion, partially offset by Institutions of $1.6 billion. Net inflows were driven by Retail net inflows of $0.9 billion, Private Wealth net inflows of $0.8 billion and Institutions net inflows of $0.7 billion.
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
The following table summarizes operating earnings (loss) of our Protection Solutions segment:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Operating earnings (loss)	$(17)	$44

Key components of operating earnings (loss) were:

	Three Months Ended March 31,
	2025	2024
	(in millions)
REVENUES
Policy charges, fee income and premiums	$534	$528
Net investment income	251	256
Net derivative gains (losses)	1	—
Investment management, service fees and other income	40	40
Segment revenues	$826	$824

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$556	$487
Remeasurement of liability for future policy benefits	(2)	(4)
Interest credited to policyholders’ account balances	121	128
Commissions and distribution related payments	42	40
Amortization of deferred policy acquisition costs	32	30
Compensation, benefits and other operating costs and expenses	94	92
Interest expense	2	—
Segment benefits and other deductions	$845	$773
The following table summarizes Protection Solutions Reserves for our Protection Solutions segment:

	March 31, 2025	December 31, 2024
	(in millions)
Protection Solutions Reserves (1)
General Account	$18,124	$18,171
Separate Accounts	18,005	18,753
Total Protection Solutions Reserves	$36,129	$36,924
_______________
(1)Does not include Protection Solutions Reserves for our EB business as it is a scaling business and therefore has immaterial in-force policies.
The following table presents our in-force face amounts for our individual life insurance products:

	March 31, 2025	December 31, 2024
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$37.9	$38.5
Indexed Universal Life	25.9	26.2
Variable Universal Life (3)	141.5	141.6
Term	200.4	201.8
Whole Life	1.1	1.1
Total in-force face amount	$406.8	$409.2
_______________
(1)Includes individual life insurance and does not include EB as it is a scaling business and therefore has immaterial in-force policies.
(2)UL includes GUL.
(3)VUL includes VL and COLI.

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024 for the Protection Solutions Segment
Operating earnings (loss)
Operating earnings decreased $61 million to an operating loss of $17 million during the three months ended March 31, 2025 from operating earnings of $44 million in the three months ended March 31, 2024. The following were notable changes in operating earnings (losses):
Unfavorable items included:

•Policyholders’ benefits increased by $69 million mainly due to higher net mortality, partially offset by the release of PFBL reserves and favorable claims experience in Employee Benefits.
These were partially offset by the following favorable items:
•Income tax benefit was $3 million for three months ended March 31, 2025 compared to an income tax expense of $7 million for the three months ended March 31, 2024 primarily due to the change in pre-tax earnings.
Wealth Management
The Wealth Management segment is an emerging leader in the wealth management space with a differentiated advice value proposition that offers discretionary and non-discretionary investment advisory accounts, financial planning and advice, life insurance, and annuity products.
The following table summarizes operating earnings (loss) of our Wealth Management segment:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Operating earnings (loss)	$46	$43

Key components of operating earnings (loss) were:

	Three Months Ended March 31,
	2025	2024
	(in millions)
REVENUES
Net investment income	$3	$4
Investment management, service fees and other income	460	419
Segment revenues	$463	$423

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution-related payments	$293	$260
Compensation, benefits and other operating costs and expenses	109	105
Segment benefits and other deductions	$402	$365

The following table summarizes revenue by activity type for our Wealth Management segment:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Revenue by Activity Type
Investment management, service fees and other income:
Investment management and advisory fees	$181	$150
Distribution fees	263	253
Interest income	11	13
Service and other income	5	3
Total Investment management, service fees and other income	$460	$419

The following table summarizes a roll-forward of AUA for our Wealth Management segment:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Total Wealth Management Assets
Advisory assets:
Beginning, beginning of period	$65,839	$54,978
Net new assets	1,981	(39)
Market appreciation (depreciation)	(1,025)	2,984
Advisory ending assets	$66,795	$57,923

Brokerage and direct assets	$35,263	$34,549

Balance, end of period (1)	$102,058	$92,472
_____________
(1)Some operating metrics have been revised for prior periods. Net New Assets consist of total client deposits into advisory accounts less total client withdrawals from advisory accounts, plus dividends, plus interest, minus advisory fees. AUA reflects adjusted balances with no financial impact.
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024 for the Wealth Management Segment
Operating earnings
Operating earnings increased $3 million to $46 million during the three months ended March 31, 2025 compared to $43 million in the three months ended March 31, 2024. The following were notable changes in operating earnings (losses):
Favorable items included:
•Investment management, service fees and other income increased by $41 million mainly due to higher advisory fee type revenue attributed to higher average asset balances combined with increased distribution fees from higher retirement sales.
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $33 million mainly due to higher distribution and advisory fee-type revenue from higher retirement sales and average asset balances.

Net Flows and AUA
•The increase in AUA of $0.4 billion in the three months ended March 31, 2025 was mainly driven by advisory net new assets of $2.0 billion partially offset by market depreciation.
•Net new assets of $2.0 billion were $2.0 billion higher than in the three months ended March 31, 2024 by higher inflows and lower outflows.
Legacy
The Legacy segment consists of our capital intensive fixed-rate GMxB business written prior to 2011.
The following table summarizes operating earnings (loss) of our Legacy segment:

	Three Months Ended March 31,
	2025	2024 (1)
	(in millions)
Operating earnings (loss)	$24	$33
_____________
(1)Prior periods were updated to reflect the impact of moving payout annuity policies from Legacy to Individual Retirement.
Key components of operating earnings (loss) were:

	Three Months Ended March 31,
	2025	2024 (1)
	(in millions)
REVENUES
Policy charges, fee income and premiums	$19	$12
Net investment income	9	16
Investment management, service fees and other income	92	101
Segment revenues	$120	$129

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders’ account balances	7	9
Commissions and distribution-related payments	36	40
Amortization of deferred policy acquisition costs	15	16
Compensation, benefits and other operating costs and expenses	34	25
Segment benefits and other deductions	$92	$90
_____________
(1)Prior periods were updated to reflect the impact of moving payout annuity policies from Legacy to Individual Retirement.
The following table summarizes AV for our Legacy segment:

	March 31, 2025	December 31, 2024
	(in millions)
AV (1)
General Account	$434	$447
Separate Accounts	19,478	20,911
Total AV	$19,912	$21,358
_______________
(1)AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV for our Legacy segment net of the Venerable transaction:

	Three Months Ended March 31,
	2025	2024 (1)
	(in millions)
Balance, beginning of period	$21,358	$21,840
Gross Premiums	49	42
Surrenders, withdrawals and benefits	(768)	(700)
Net flows	(719)	(658)
Investment performance, interest credited and policy charges	(727)	1,332
Balance, end of period	$19,912	$22,514
_____________
(1)Prior periods were updated to reflect the impact of moving payout annuity policies from Legacy to Individual Retirement.

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024 for the Legacy Segment
Operating earnings
Operating earnings decreased $9 million to $24 million during the three months ended March 31, 2025 from $33 million in the three months ended March 31, 2024. The following were notable changes in operating earnings (losses):
Unfavorable items included:
•Compensation, benefits, interest expense and other operating costs increased by $9 million mainly due to higher subadvisory expenses and increased benefits cost.
•Net investment income decreased by $7 million mainly due to lower average asset balances.
These were partially offset by the following favorable items:
•Commissions and distribution-related payments decreased by $4 million mainly due to business runoff.
Net Flows and AV
•The decrease in AV of $1.4 billion in the three months ended March 31, 2025 was driven by $0.7 billion of market depreciation and net outflows of $0.7 billion.
•Net outflows of $0.7 billion were $61 million higher than in the three months ended March 31, 2024, mainly driven by continuing runoff of the business.
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
The following table summarizes operating earnings (loss) of Corporate and Other:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Operating earnings (loss)	$(104)	$(111)

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

	Three Months Ended March 31,
	2025		2024
	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	4.39%	$928	4.37%	$812
Ending assets		84,784		74,810
Mortgages:
Income (loss)	5.11%	260	5.11%	234
Ending assets		20,566		18,570
Other Equity Investments: (1)
Income (loss)	6.23%	53	6.24%	54
Ending assets		3,484		3,519
Trading Securities:
Income (loss)	5.57%	8	—%	—
Ending assets		619		—
Policy Loans:
Income (loss)	5.07%	55	5.22%	54
Ending assets		4,318		4,191
Cash and Short-term Investments: (3)
Income (loss)	(7.87)%	(72)	(2.00)%	(29)
Ending assets		4,106		6,907
Funding agreements:
Interest expense and other		(74)		(74)
Ending assets (liabilities)		(6,837)		(7,165)
Total Invested Assets:
Income (loss)	4.22%	1,158	4.26%	1,051
Ending Assets		111,040		100,832
Total:
Investment income (loss)	4.22%	1,158	4.26%	1,051
Less: investment fees	(0.18)%	(49)	(0.16)%	(41)
Investment Income, Net	4.04%	1,109	4.10%	1,010
Ending Net Assets		$111,040		$100,832
_____________
(1)Includes, as of March 31, 2025 and March 31, 2024 respectively, $362 million and $340 million of other invested assets. Amounts for certain consolidated VIE investments are shown net of associated non-controlling interest.
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
AFS Fixed Maturities by Industry
The following table sets forth these fixed maturities by industry category along with their associated gross unrealized gains and losses:

AFS Fixed Maturities by Industry (1)

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(Dollars in millions)
As of March 31, 2025
Corporate Securities:
Finance	$15,441	$—	$77	$1,365	$14,153	18%
Manufacturing	12,456	3	67	1,455	11,065	14
Utilities	8,347	—	54	925	7,476	10
Services	7,960	4	63	909	7,110	9
Energy	2,603	—	18	290	2,331	3
Retail and wholesale	3,941	—	34	354	3,621	5
State and Political	—	—	—	—	—	—
Transportation	2,604	—	22	293	2,333	3
Other	450	—	1	49	402	1
Total corporate securities	53,802	7	336	5,640	48,491	63
U.S. government	6,110	—	3	1,359	4,754	6
Residential mortgage-backed (2)	5,323	—	53	116	5,260	6
Preferred stock	54	—	3	—	57	—
State & political	469	—	3	83	389	1
Foreign governments	684	—	1	126	559	1
Commercial mortgage-backed	4,485	—	9	338	4,156	5
Asset-backed securities (3)	13,857	—	91	63	13,885	18
Total	$84,784	$7	$499	$7,725	$77,551	100%

As of December 31, 2024
Corporate Securities:
Finance	$16,080	$1	$46	$1,494	$14,631	18%
Manufacturing	12,499	—	37	1,583	10,953	14
Utilities	8,476	—	44	1,004	7,516	10
Services	8,899	1	55	1,075	7,878	10
Energy	2,546	—	15	318	2,243	3
Retail and wholesale	2,979	—	34	258	2,755	4
Transportation	1,559	—	11	156	1,414	2
Other	1,665	—	9	225	1,449	2
Total corporate securities	54,703	2	251	6,113	48,839	63
U.S. government	5,801	—	—	1,513	4,288	6
Residential mortgage-backed (2)	4,520	—	15	152	4,383	6
Preferred stock	56	—	3	—	59	—
State & political	472	—	2	88	386	1
Foreign governments	689	—	1	136	554	1
Commercial mortgage-backed	4,301	—	5	385	3,921	5
Asset-backed securities (3)	13,660	—	96	57	13,699	18
Total	$84,202	$2	$373	$8,444	$76,129	100%
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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating:
AFS Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of March 31, 2025
1................................	Aaa, Aa, A	$56,443	$—	$296	$4,836	$51,903
2................................	Baa	26,701	—	188	2,832	24,057
	Investment grade	83,144	—	484	7,668	75,960
3................................	Ba	781	1	4	35	749
4................................	B	695	1	6	11	689
5................................	Caa	151	5	4	11	139
6................................	Ca, C	13	—	1	—	14
	Below investment grade	1,640	7	15	57	1,591
Total Fixed Maturities		$84,784	$7	$499	$7,725	$77,551

As of December 31, 2024:
1................................	Aaa, Aa, A	$56,266	$—	$210	$5,342	$51,134
2................................	Baa	26,255	—	147	3,043	23,359
	Investment grade	82,521	—	357	8,385	74,493
3................................	Ba	810	—	5	38	777
4................................	B	663	—	7	7	663
5................................	Caa	187	1	3	13	176
6................................	Ca, C	21	1	1	1	20
	Below investment grade	1,681	2	16	59	1,636
Total Fixed Maturities		$84,202	$2	$373	$8,444	$76,129

Mortgage Loans
The mortgage portfolio primarily consists of commercial, agricultural, and residential mortgage loans. The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The commercial mortgage loan portfolio is backed by high quality properties located in primary markets typically owned by experienced institutional investors with a demonstrated ability to manage their assets through business cycles. Our commercial loan portfolio is monitored on an ongoing basis, assigning credit quality ratings for each loan, with the particular emphasis on loans that are scheduled to mature in the next 12 to 24 months. Scheduled maturities for full year 2025 and 2026, respectively are $2.1 billion and $2.3 billion, or 12% and 14% of the commercial mortgage portfolio. The commercial mortgage portfolio consists of 86% fixed rate loans and 14% floating rate loans. For floating rate loans, the borrower is typically required to purchase an interest rate cap to the scheduled maturity of the loan to protect against rising rates.

Commercial mortgage loans are evaluated annually to determine a current LTV ratio. Property financial statements, current rent roll, lease maturities, tenant creditworthiness, property physical inspections, and forecasted leasing market strength are used to develop projected cash flows. A discounted cash flow methodology which incorporates market data is used to determine property values. The average LTV ratio at origination provided by a certified appraisal firm was 53%. The average LTV ratio was 67% and 67% at March 31, 2025 and December 31, 2024, respectively, which reflects the most recent opinion of value on the underlying collateral.
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
The tables below show the breakdown of the amortized cost of the General Account’s investments in mortgage loans by geographic region and property type:
Mortgage Loans by Region and Property Type

	March 31, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
By Region:
U.S. Regions:
Pacific	$5,599	27%	$5,517	27%
Middle Atlantic	3,959	19	3,861	19
South Atlantic	3,342	16	3,130	15
East North Central	1,198	6	1,183	6
Mountain	1,522	7	1,510	7
West North Central	951	5	953	5
West South Central	1,675	8	1,674	8
New England	929	4	925	5
East South Central	834	4	822	4
Total U.S.	20,009	96	19,575	96
Other Regions:
Europe	829	4	775	4
Total Other	829	4	775	4
Total Mortgage Loans	$20,838	100%	$20,350	100%

By Property Type:
Office	$4,705	23%	$4,711	23%
Multifamily	7,498	36	7,397	36
Agricultural loans	2,560	12	2,568	13
Retail	654	3	627	3
Industrial	2,462	12	2,310	11
Hospitality	786	4	720	4
Residential	1,168	6	1,066	5
Other	1,005	4	951	5
Total Mortgage Loans	$20,838	100%	$20,350	100%

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
At March 31, 2025 and December 31, 2024, the fair value of alternative investments was $3.1 billion and $3.0 billion respectively. Alternative investments were 2.4% and 2.4% of cash and invested assets at March 31, 2025 and December 31, 2024, respectively.
Alternative Investments (1)

	March 31, 2025		December 31, 2024
	Fair Value	%	Fair Value	%
	(in millions)
Private Equity	$1,603	53%	$1,568	52%
Private Debt	261	8	260	9
Infrastructure	225	7	211	7
Real Estate	659	21	652	22
Hedge Funds	59	2	57	2
Other (2)	270	9	263	8
Total (3)	$3,077	100%	$3,011	100%
_____________
(1)Reported in Other Equity Investments in the consolidated balance sheets.
(2)Includes CLO equity, co-investments and investments in other strategies. CLO equity investments are consolidated and assets are reported in Fixed Maturities, at fair value using the fair value option in the consolidated balance sheets.
(3)Includes $957 million and $812 million of non-General Account assets as of March 31, 2025 and December 31, 2024, respectively.
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
On February 24, 2025, Holdings commenced a cash tender offer (the “Offer”) to purchase up to 46 million AB Holding Units at a price of $38.50 per unit, less any applicable tax withholding, for an aggregate purchase price of $1.8 billion. On April 3, 2025, Holdings purchased 19.7 million AB Holdings Units pursuant to the Offer for an aggregate cost of $758 million. The AB Holdings Units accepted for purchase represent approximately 17.9% of the outstanding units as of March 31, 2025. After giving effect to such purchase, Holdings owns approximately 68.5% of the economic interest in AllianceBernstein L.P., the operating partnership of AB Holding.

Separately, our Board approved an additional $1.5 billion of share repurchases under its share repurchase program. The repurchase program does not obligate Holdings to purchase any particular number of shares. As of March 31, 2025, Holdings had authorized capacity of approximately $1.7 billion remaining in its share repurchase program. See Note 13 of the Notes to the Consolidated Financial Statements for additional details on the repurchase program.
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
Sources and Uses of Holding Company Highly Liquid Assets
The following table sets forth Holdings’ principal sources and uses of highly liquid assets:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Highly Liquid Assets, beginning of period	$1,982	$1,998
Dividends from subsidiaries	226	182
Issuance of loans to affiliates	—	—
Capital contribution from parent company	—	—
Capital contributions to subsidiaries	—	—
M&A Activity	—	—
Purchase of AllianceBernstein Units	—	—
Total Business Capital Activity	226	182

Purchase of treasury shares	(262)	(253)
Shareholder dividends paid	(74)	(73)
Total Share Repurchases, Dividends and Acquisition Activity	(336)	(326)
Issuance/(redemption) of preferred stock	—	—
Preferred stock dividend	(14)	(14)
Total Preferred Stock Activity	(14)	(14)

Issuance of long-term debt	500	—
Repayment of long-term debt	—	—
Total External Debt Activity	500	—

Proceeds from loans from affiliates	—	—
Net decrease (increase) in existing facilities to affiliates (1)	(30)	—
Total Affiliated Debt Activity	(30)	—

	Three Months Ended March 31,
	2025	2024
	(in millions)

Interest paid on external debt and P-Caps	(34)	(26)
Others, net	30	110
Total Other Activity	(4)	84

Net increase (decrease) in highly liquid assets	342	(74)
Highly Liquid Assets, end of period	$2,324	$1,924
_______________
(1)     Represents net activity of draws and repayments of existing credit facilities between Holdings and affiliates.
Capital Contribution to Our Subsidiaries
Holdings did not make any capital contributions to its subsidiaries during the three months ended March 31, 2025.
Loans from Our Subsidiaries
There were no new loans from our subsidiaries during the three months ended March 31, 2025.
Cash Distributions from Our Non-Insurance Subsidiaries
During the three months ended March 31, 2025, Holdings received cash distributions of $182 million from AB and $44 million from the investment management contracts with EFIM and EIM.
Distributions from Insurance Subsidiaries
Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Holdings and other affiliates under applicable insurance law and regulation. Also, more generally, the ability of our insurance subsidiaries to pay dividends can be affected by market conditions and other factors beyond our control.
Equitable’s primary insurance regulators in the U.S are the NYDFS and the Arizona Department of Insurance and Financial Institutions. Under New York’s insurance laws, which are applicable to Equitable Financial, a domestic stock life insurer may not pay an Ordinary Dividend exceeding an amount calculated based on a statutory formula without prior approval of the NYDFS. Extraordinary Dividends require the insurer to file a notice of its intent to declare the dividends with the NYDFS and obtain prior approval or non-disapproval from the NYDFS. Similarly, under Arizona insurance law, which is applicable to Equitable America, a domestic life insurer may not pay a dividend to its shareholders that exceeds an amount calculated based on a statutory formula without prior approval of the Arizona Department of Insurance and Financial Institutions.
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
Based on the NYDFS formula, Equitable Financial had no Ordinary Dividend capacity in 2024 and 2025.
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
As of March 31, 2025, Holdings and its non-insurance company subsidiaries hold approximately 179.5 million AB Units, 0.1 million AB Holding Units and the 1% General Partnership interest in ABLP.
As of March 31, 2025, the ownership structure of ABLP, including AB Units outstanding as well as the General Partner’s 1% interest, was as follows:

Owner	Percentage Ownership
EQH and its subsidiaries	61.8%
AB Holding	37.5
Unaffiliated holders	0.7
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 61.9% economic interest in AB as of March 31, 2025.
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

In connection with the commencement of the Offer described in the precedent paragraph, Holdings entered into the 364-Day Term Loan Credit Agreement (the “Term Loan Agreement”) with respect to a $500 million senior unsecured delayed-draw term loan (the “Term Loan”). The Term Loan was intended to be used, along with available cash and cash equivalents, to fund the Offer and related fees and expenses. The Term Loan was available to be drawn at any time on or prior to April 24, 2025 and would have matured 364 days from the date of funding. However, on April 15, 2025, Holdings elected not to request any such Term Loan, as it was unnecessary to fund the Offer, and the Term Loan Agreement was terminated effective April 3, 2025. . See Note 14 of the Notes to the Consolidated Financial Statements for additional details.
The Credit Facility, LOC Facilities and Term Loan Agreement contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries and the dollar amount of secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Credit Facility, LOC Facilities and Term Loan Agreement is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of March 31, 2025, we were in compliance with the covenants under the Credit Facility and LOC Facilities.
Contingent Funding Arrangements
For information regarding activity pertaining to our contingent funding arrangements and other off-balance sheet commitments, see “Commitments and Contingent Liabilities” in Note 16 of the Notes to the Consolidated Financial Statements.
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
AB Commercial Paper
As of March 31, 2025, AB had $0 million of commercial paper outstanding. As of December 31, 2024, AB had $0 million of commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings for the commercial paper outstanding during the first quarter 2025 and full year 2024 were $183 million and $268 million, respectively, with weighted average interest rates of approximately 4.5% and 5.4%, respectively.
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
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2025, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
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
As of March 31, 2025 and December 31, 2024, AB had no amounts outstanding under the AB Credit Facility. During the three months ended March 31, 2025 and full year 2024, AB and SCB LLC did not draw upon the AB Credit Facility.
As of March 31 2025, SCB LLC has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit borrowing up to an aggregate of approximately $150 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations on SCB LLC under these lines of credit. As of March 31, 2025 and December 31, 2024, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings during the three months ended March 31, 2025 and the full year 2024 were $1 million and $1 million with weighted average interest rates of approximately 7.5% and 8.5%, respectively.
EQH Facility
AB has a $900 million committed, unsecured senior credit facility (the “EQH Facility”). The EQH Facility matures on August 31, 2029. The EQH Facility is available for AB’s general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.

The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. As of March 31, 2025, AB was in compliance with these covenants. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.
Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by AB from time to time until the maturity of the facility. AB or Holdings may reduce or terminate the commitment at any time without penalty upon proper notice. Holdings also may terminate the facility immediately upon a change of control of AB’s General Partner.
As of March 31, 2025 and December 31, 2024, AB had $740 million and $710 million outstanding under the EQH Facility, with interest rates of approximately 4.3% and 4.3%, respectively. Average daily borrowing of the EQH Facility for the first three months of 2025 and full year 2024 were $409 million and $494 million, respectively, with a weighted average interest rates of approximately 4.3% and 5.2%, respectively.
EQH Uncommitted Facility
In addition to the EQH Facility, AB has a $300 million uncommitted, unsecured senior credit facility (the “EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures August 31, 2029 and is available for AB’s general business purposes. Borrowings under the EQH Uncommitted Facility bear interest generally at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants, which are substantially similar to those in the EQH Facility. As of March 31, 2025, AB was in compliance with these covenants.
As of March 31, 2025 and December 31, 2023, AB had no amounts outstanding under the EQH Uncommitted Facility. During the first three months of 2025 and full year 2024, AB did not draw upon the EQH Uncommitted Facility.
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
The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	March 31, 2025	December 31, 2024
	(in millions)
Short-term debt:
AB Commercial paper	$—	$—
Total short-term debt	—	—
Long-term debt:
Senior Debenture due 2028	250	250
Senior Note due 2028	1,495	1,494
Senior Note due 2029	304	303
Senior Note due 2033	497	497
Senior Note due 2048	1,289	1,289
Junior Sub Debt Securities due 2055	495	—
Total long-term debt	4,330	3,833
Total short and long-term debt	$4,330	$3,833
Notes and Debentures
The Senior Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Senior Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Senior Notes and Senior Debentures may be accelerated. As of March 31, 2025, the Company is in compliance with all debt covenants.
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

	AM Best	S&P	Moody’s
Last review date	Feb 25	Mar 25	May 24
Financial Strength Ratings:
Equitable Financial Life Insurance Company	A	A+	A1
Equitable Financial Life Insurance Company of America	A	A+	A1
Credit Ratings:
Equitable Holdings, Inc.	bbb+	A-	Baa1
Last review date		Nov 24	Mar 24
AllianceBernstein L.P.		A	A2

Material Cash Requirement

Our material cash requirements include policyholder obligations, long-term debt, commercial paper, EB, operating leases and various funding commitments. See “Material Cash Requirement” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Form 10-K for additional information.
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
Item 3.      Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in the 2024 Form 10-K in “Quantitative and Qualitative Disclosures About Market Risk”.
Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 16 of the Notes to the Consolidated Financial Statements. Also see “Risk Factors—Legal and Regulatory Risks—Legal proceedings and regulatory actions” included in the 2024 Form 10-K.
Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in the Annual Report on Form 10-K for the year ended December 31, 2024. Risks to which we are subject also include, but are not limited to, the factors mentioned under “Note Regarding Forward-Looking Statements and Information” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Holdings during the three months ended March 31, 2025, of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/25 through 1/31/25	1,868,710	$47.71	1,868,710	$339,570,180
2/1/25 through 2/28/25	620,370	$53.27	620,370	$1,820,670,246
3/1/25 through 3/31/25	2,523,905	$51.98	2,523,905	$1,681,870,670
Total	5,012,985	$50.55	5,012,985	$1,681,870,670

See Note 13 to the Notes to Consolidated Financial Statements for ASR transaction detail during the three months ended March 31, 2025.
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

During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 6.     Exhibits

Number		Description and Method of Filing
4.1
First Supplemental Indenture, dated as of March 26, 2025, between Equitable Holdings, Inc. and the Trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed March 26, 2025).

10.1	#
Master Transaction Agreement, dated as of February 23, 2025, by and among Equitable Financial Life Insurance Company, Equitable Financial Life Insurance Company of America, Equitable Financial Life & Annuity Company, and RGA Reinsurance Company.

10.2
364-Day Term Loan Credit Agreement, dated as of February 21, 2025, among Equitable Holdings, Inc., certain Banks and Barclays Bank Plc, as administrative agent, sole lead arranger and bookrunner (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 24, 2025).

10.3
Underwriting Agreement, dated as of March 12, 2025, among Equitable Holdings, Inc. and Citigroup Global Markets Inc., Morgan Stanley & Co., LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed on March 13, 2025).

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

Deferred sales inducements (“DSI”)	Represent amounts that are credited to a policyholder’s account balance that are higher than the expected crediting rates on similar contracts without such an inducement and that are an incentive to purchase a contract and also meet the accounting criteria to be deferred as an asset that is amortized over the life of the contract.

Fee-type revenue	Revenue from fees and related items, including policy charges and fee income, premiums, investment management and service fees, and other income.

Gross Premiums	First year premium and renewal premium and deposits

Invested assets	Includes fixed maturity securities, equity securities, mortgage loans, policy loans, alternative investments and short-term investments.

Protection Solutions Reserves	Equals the aggregate value of Policyholders’ account balances and Future policy benefits for policies in our Protection Solutions segment.

Reinsurance	Insurance policies purchased by insurers to limit the total loss they would experience from an insurance claim.

Renewal premium and deposits	Premiums and deposits after the first twelve months of the policy or contract.

Risk-based capital (“RBC”)	Rules to determine insurance company statutory capital requirements. It is based on rules published by the National Association of Insurance Commissioners (“NAIC”).

Total adjusted capital (“TAC”)	Primarily consists of capital and surplus, and the asset valuation reserve.

Product Terms

401(k)	A tax-deferred retirement savings plan sponsored by an employer. 401(k) refers to the section of the Internal Revenue Code of 1986, as amended (the “Code”) pursuant to which these plans are established.

403(b)	A tax-deferred retirement savings plan available to certain employees of public schools and certain tax-exempt organizations. 403(b) refers to the section of the Code pursuant to which these plans are established.

Affluent	Refers to individuals with $250,000 to $999,999 of investable assets.

Annuitant	The person who receives annuity payments or the person whose life expectancy determines the amount of variable annuity payments upon annuitization of an annuity to be paid for life.

Annuitization	The process of converting an annuity investment into a series of periodic income payments, generally for life.

Benefit base	A notional amount (not actual cash value) used to calculate the owner’s guaranteed benefits within an annuity contract. The death benefit and living benefit within the same contract may not have the same benefit base.

Cash surrender value	The amount an insurance company pays (minus any surrender charge) to the policyholder when the contract or policy is voluntarily terminated prematurely.

Dollar-for-dollar withdrawal	A method of calculating the reduction of a variable annuity benefit base after a withdrawal in which the benefit is reduced by one dollar for every dollar withdrawn.

EQUI-VEST Group (“EG”)	A traditional variable deferred annuity without enhanced guaranteed benefits with single and ongoing premiums sold in the tax-exempt 403(b)/457(b) markets.

EQUI-VEST Individual (“EI”)	A traditional variable deferred annuity without enhanced guaranteed benefits sold in the individual market.

Future policy benefits	Future policy benefits for the annuities business are comprised mainly of liabilities for life-contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.

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
•“RGA” means Reinsurance Group of America
•“SCB LLC” means Sanford C. Bernstein & Co., LLC, a registered investment adviser and broker-dealer.
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

Date: May 1, 2025	EQUITABLE HOLDINGS, INC.

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: May 1, 2025	By:	/s/ William Eckert
		Name:	William Eckert
		Title:	Chief Accounting Officer (Principal Accounting Officer)