Form 10-Q
period 2025-06-30
Equitable Holdings, Inc.
filed 2025-08-11
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2025, 299,536,468 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE HOLDINGS, INC.
Consolidated Balance Sheets
June 30, 2025 (Unaudited) and December 31, 2024

	June 30, 2025	December 31, 2024
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $86,819 and $84,717) (allowance for credit losses of $3 and $2)	$80,094	$76,641
Fixed maturities, at fair value using the fair value option (1)	2,428	2,053
Mortgage loans on real estate (net of allowance for credit losses of $305 and $278) (1)	21,536	20,072
Policy loans	4,355	4,330
Other equity investments (1)	3,789	3,719
Trading securities, at fair value	1,295	1,089
Other invested assets (1)	8,301	8,537
Total investments	121,798	116,441
Cash and cash equivalents (1)	14,957	6,964
Cash and securities segregated, at fair value	483	500
Broker-dealer related receivables	1,933	1,961
Deferred policy acquisition costs	7,361	7,170
Goodwill and other intangible assets, net	5,342	5,371
Amounts due from reinsurers (allowance for credit losses of $7 and $8)	7,501	7,899
Current and deferred income taxes	1,749	2,003
Purchased market risk benefits	5,543	7,376
Other assets (1)	3,962	4,462
Assets for market risk benefits	776	863
Separate Accounts assets	131,683	134,717
Total Assets	$303,088	$295,727
LIABILITIES
Policyholders’ account balances	$123,359	$110,929
Liability for market risk benefits	10,187	11,810
Future policy benefits and other policyholders’ liabilities	17,557	17,613
Broker-dealer related payables	1,454	775
Customer related payables	1,885	1,933
Amounts due to reinsurers	1,350	1,421
Long-term debt	4,332	3,833
Notes issued by consolidated variable interest entities, at fair value using the fair value option (1)	2,471	2,116
Other liabilities (1)	5,847	7,032
Separate Accounts liabilities	131,683	134,717
Total Liabilities	$300,125	$292,179
Redeemable noncontrolling interest (1) (2)	$358	$125
Commitments and contingent liabilities (3)
EQUITY
Equity attributable to Holdings:
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,228	$1,507
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 472,699,844 and 477,801,636 shares issued, respectively; 301,768,056 and 309,900,248 shares outstanding, respectively	5	5
Additional paid-in capital	1,901	2,336
Treasury stock, at cost,170,931,788 and 167,901,388 shares, respectively	(4,423)	(4,198)
Retained earnings	9,870	10,627
Accumulated other comprehensive income (loss)	(7,432)	(8,712)
Total equity attributable to Holdings	1,149	1,565
Noncontrolling interest	1,456	1,858
Total Equity	2,605	3,423
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$303,088	$295,727
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
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Income (Loss)
Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$626	$617	$1,262	$1,231
Premiums	260	282	564	567
Net derivative gains (losses)	(1,374)	(208)	(575)	(1,584)
Net investment income (loss)	1,355	1,167	2,603	2,377
Investment gains (losses), net:
Credit and intent to sell losses on available for sale debt securities and loans	(54)	(15)	(54)	(35)
Other investment gains (losses), net	(17)	(1)	(31)	(20)
Total investment gains (losses), net	(71)	(16)	(85)	(55)
Investment management and service fees	1,272	1,240	2,557	2,518
Other income	294	425	612	683
Total revenues	2,362	3,507	6,938	5,737

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	787	667	1,546	1,344
Remeasurement of liability for future policy benefits	(13)	(7)	(15)	(2)
Change in market risk benefits and purchased market risk benefits	(606)	(132)	66	(1,220)
Interest credited to policyholders’ account balances	796	599	1,474	1,178
Compensation and benefits	592	577	1,193	1,197
Commissions and distribution-related payments	488	463	989	900
Interest expense	61	62	116	119
Amortization of deferred policy acquisition costs	193	169	381	341
Other operating costs and expenses	427	428	1,377	980
Total benefits and other deductions	2,725	2,826	7,127	4,837
Income (loss) from continuing operations, before income taxes	(363)	681	(189)	900
Income tax (expense) benefit	80	(116)	56	(140)
Net income (loss)	(283)	565	(133)	760
Less: Net income (loss) attributable to the noncontrolling interest (1)	66	137	153	240
Net income (loss) attributable to Holdings	(349)	428	(286)	520
Less: Preferred stock dividends	18	26	32	40
Net income (loss) available to Holdings’ common shareholders	$(367)	$402	$(318)	$480

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$(1.21)	$1.24	$(1.04)	$1.47
Diluted	$(1.21)	$1.23	$(1.04)	$1.45
Weighted average common shares outstanding (in millions):
Basic	303.2	324.2	305.5	327.2
Diluted	303.2	327.3	305.5	330.4
______________
(1)    Includes redeemable noncontrolling interest. See Note 15 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(283)	$565	$(133)	$760
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	309	(409)	918	(922)
Change in market risk benefits - instrument-specific credit risk	(170)	(159)	414	(139)
Change in liability for future policy benefits - current discount rate	(29)	67	(92)	165
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	9	11	26	19
Foreign currency translation adjustment	26	9	37	(2)
Total other comprehensive income (loss), net of income taxes	145	(481)	1,303	(879)
Comprehensive income (loss)	(138)	84	1,170	(119)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	76	140	176	239
Comprehensive income (loss) attributable to Holdings	$(214)	$(56)	$994	$(358)

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

	Three Months Ended June 30,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
		(in millions)
Balance, beginning of period	$1,507	$5	$2,305	$(4,296)	$10,447	$(7,567)	$2,401	$1,804	$4,205
Stock compensation	—	—	19	1	—	—	20	3	23
Purchase of treasury stock	—	—	15	(250)	—	—	(235)	—	(235)
Reissuance of treasury stock	—	—	—	—	1	—	1	—	1
Retirement of common stock	—	—	—	122	(122)	—	—	—	—
Purchase of AB Holding units	—	—	(443)	—	—	—	(443)	(329)	(772)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(99)	(99)
Dividends on common stock (cash dividends declared per common share of $0.27)	—	—	—	—	(82)	—	(82)	—	(82)
Redemption of preferred stock	(279)	—	—	—	—	—	(279)	—	(279)
Dividends on preferred stock	—	—	—	—	(18)	—	(18)	—	(18)
Net income (loss)	—	—	—	—	(349)	—	(349)	68	(281)
Other comprehensive income (loss)	—	—	—	—	—	135	135	10	145
Other	—	—	5	—	(7)	—	(2)	(1)	(3)
June 30, 2025	$1,228	$5	$1,901	$(4,423)	$9,870	$(7,432)	$1,149	$1,456	$2,605

Balance, beginning of period	$1,562	$5	$2,322	$(3,801)	$10,095	$(8,191)	$1,992	$1,723	$3,715
Stock compensation	—	—	16	(2)	—	—	14	12	26
Purchase of treasury stock	—	—		(247)	—	—	(247)	—	(247)
Reissuance of treasury stock	—	—	—	—	—	—	—	—	—
Retirement of common stock	—	—	—	118	(118)	—	—	—	—
Purchase of AB Holding units	—	—	—	—	—	—	—	(28)	(28)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(90)	(90)
Dividends on common stock (cash dividends declared per common share of $0.24)	—	—	—	—	(78)	—	(78)	—	(78)
Dividends on preferred stock	—	—	—	—	(26)	—	(26)	—	(26)
Net income (loss)	—	—	—	—	428	—	428	121	549
Other comprehensive income (loss)	—	—	—	—	—	(484)	(484)	3	(481)
Other	—	—	(1)	—	—	—	(1)	—	(1)
June 30, 2024	$1,562	$5	$2,337	$(3,932)	$10,301	$(8,675)	$1,598	$1,741	$3,339

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

	Six Months Ended June 30,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
Balance, beginning of period	$1,507	$5	$2,336	$(4,198)	$10,627	$(8,712)	$1,565	$1,858	$3,423
Stock compensation	—	—	37	25	—	—	62	11	73
Purchase of treasury stock	—	—	10	(507)	—	—	(497)	—	(497)
Reissuance of treasury stock	—	—	—	—	(19)	—	(19)	—	(19)
Retirement of common stock	—	—	—	257	(257)	—	—	—	—
Purchase of AB Holding units	—	—	(443)	—	—	—	(443)	(359)	(802)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(229)	(229)
Dividends on common stock (cash dividends declared per common share of $0.51)	—	—	—	—	(156)	—	(156)	—	(156)
Dividends on preferred stock	—	—	—	—	(32)	—	(32)	—	(32)
Redemption of preferred stock	(279)	—	—	—	—	—	(279)	—	(279)
Net income (loss)	—	—	—	—	(286)	—	(286)	152	(134)
Other comprehensive income (loss)	—	—	—	—	—	1,280	1,280	23	1,303
Other	—	—	(39)	—	(7)	—	(46)	—	(46)
June 30, 2025	$1,228	$5	$1,901	$(4,423)	$9,870	$(7,432)	$1,149	$1,456	$2,605

Balance, beginning of period	$1,562	$5	$2,328	$(3,712)	$10,250	$(7,797)	$2,636	$1,739	$4,375
Stock compensation	—	—	32	17	—	—	49	21	70
Purchase of treasury stock	—	—	(2)	(498)	—	—	(500)	—	(500)
Reissuance of treasury stock	—	—	—	—	(17)	—	(17)	—	(17)
Retirement of common stock	—	—	—	261	(261)	—	—	—	—
Purchase of AB Holding units	—	—	—	—	—	—	—	(34)	(34)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(189)	(189)
Dividends on common stock (cash dividends declared per common share of $0.46)	—	—	—	—	(151)	—	(151)		(151)
Dividends on preferred stock	—	—	—	—	(40)	—	(40)	—	(40)
Net income (loss)	—	—	—	—	520	—	520	206	726
Other comprehensive income (loss)	—	—	—	—	—	(878)	(878)	(1)	(879)
Other	—	—	(21)	—	—	—	(21)	(1)	(22)
June 30, 2024	$1,562	$5	$2,337	$(3,932)	$10,301	$(8,675)	$1,598	$1,741	$3,339

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2025 and 2024 (Unaudited)

	Six Months Ended June 30,
	2025	2024
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(133)	$760
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,474	1,178
Policy charges and fee income	(1,262)	(1,231)
Net derivative (gains) losses	575	1,584
Credit and intent to sell losses on available for sale debt securities and loans	54	35
Investment (gains) losses, net	31	20
(Gains) losses on businesses held-for-sale	—	(135)
Realized and unrealized (gains) losses on trading securities	(39)	(43)
Loss on novation	499	—
AB Retirement plan losses	21	—
Non-cash long term incentive compensation expense	48	53
Amortization and depreciation	433	434
Remeasurement of liability for future policy benefits	(15)	(2)
Change in market risk benefits	66	(1,220)
Equity (income) loss from limited partnerships	(87)	(58)
Changes in:
Net broker-dealer and customer related receivables/payables	(26)	(168)
Reinsurance recoverable	(562)	(628)
Segregated cash and securities, net	17	276
Capitalization of deferred policy acquisition costs	(574)	(561)
Future policy benefits	201	275
Current and deferred income taxes	(129)	149
Other, net	(93)	205
Net cash provided by (used in) operating activities	$499	$923

Cash flows from investing activities:
Proceeds from the sale/maturity/pre-payment of:
Fixed maturities, available-for-sale	$9,368	$5,284
Fixed maturities, at fair value using the fair value option	299	399
Mortgage loans on real estate	664	460
Trading account securities	269	512
Short term investments	132	571
Other	283	331
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(11,576)	(10,523)
Fixed maturities, at fair value using the fair value option	(709)	(426)
Mortgage loans on real estate	(2,103)	(1,148)
Trading account securities	(395)	(1,446)
Short term investments	(99)	(384)
Other	(83)	(473)
Cash settlements related to derivative instruments, net	571	(1,438)
Investment in capitalized software, leasehold improvements and EDP equipment	(17)	(99)
Other, net	(321)	453
Net cash provided by (used in) investing activities	$(3,717)	$(7,927)

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2025 and 2024 (Unaudited)

	Six Months Ended June 30,
	2025	2024
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$14,931	$9,033
Withdrawals	(4,637)	(4,719)
Transfers (to) from Separate Accounts	932	832
Payments of market risk benefits	(366)	(376)
Repayment of short-term financings	—	(254)
Change in collateralized pledged assets	17	(75)
Change in collateralized pledged liabilities	1,298	4,829
Issuance of long-term debt	495	—
Repayment of long term debt	—	(565)
Proceeds from collateralized loan obligations	46	—
Repayment of collateralized loan obligations	(38)	—
Proceeds from notes issued by consolidated VIEs	1,203	176
Repayment of notes issued by consolidated VIEs	(839)	—
Dividends paid on common stock	(156)	(151)
Dividends paid on preferred stock	(32)	(40)
Redemption of preferred stock	(279)	—
Purchase of AllianceBernstein Units	(758)	—
Purchase of AB Holding Units to fund long-term incentive compensation plan awards, net	(44)	(34)
Purchase of treasury shares	(497)	(500)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	173	291
Distribution to noncontrolling interest of consolidated subsidiaries	(229)	(189)
Change in securities lending	(33)	36
Other, net	(17)	15
Net cash provided by (used in) financing activities	$11,170	$8,309

Effect of exchange rate changes on cash and cash equivalents	$41	$(13)
Change in cash and cash equivalents	7,993	1,292
Cash and cash equivalents, beginning of period	6,964	8,239
Change in cash of businesses held-for-sale	—	153
Cash and cash equivalents, end of period	$14,957	$9,684

Non-cash transactions from investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$24	$222
______________
(1)See Note 1 of the Notes to these Consolidated Financial Statements for details on Novation.

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
As of June 30, 2025 and December 31, 2024, the Company’s economic interest in AB was approximately 69% and 62%, respectively. The General Partner of AB is a wholly owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods presented. The increase in economic interest was due to the purchase of AB Holding Units relating to the AB Tender Offer transaction completed on April 3, 2025.
RGA Reinsurance Transaction
On February 23, 2025, Equitable Financial, as well as Equitable America and Equitable Financial L&A, entered into a master transaction agreement with Reinsurance Group of America (“RGA”) pursuant to which at closing and subject to the terms and conditions set forth in such agreement, RGA would enter into reinsurance agreements, as reinsurer, with each such subsidiary, as ceding company, to effect the RGA Reinsurance Transaction. The transaction closed on July 31, 2025, see Note 21 of the Notes to these Consolidated Financial Statements.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
As a result of the novation of certain Legacy VA policies completed during the first quarter 2025, the Company recorded a loss of $499 million in pre-tax net income and an increase of $263 million in pre-tax AOCI, for a total impact loss of $236 million. The negative net income impact is mostly driven by the reduction of the purchased market risk benefits (“MRB”) asset of $2.0 billion and the reduction of Liability for MRBs of $1.6 billion, offset by a decrease in reinsurance deposit liability of $183 million. Purchased MRB asset reduction is larger than the direct MRB liability reduction since the Venerable reinsurance assets sit in a collateralized trust and thus materially reduce the non-performance risk. Deposit account liability decreases as novation leads to faster amortization of the liability. The novation impact from the base contracts and the contracts in payout status is less material, as the increase in policyholders’ account balance of $33 million and decrease in liability for future policyholders’ benefits of $458 million are largely offset by a decrease in Amounts due from reinsurers of $432 million.
AB Tender Offer
On February 24, 2025, Holdings commenced a cash tender offer (the “AB Tender Offer”) to purchase up to 46 million AB Holding Units at a price of $38.50 per unit, less any applicable tax withholding, for an aggregate purchase price of $1.8 billion. On April 3, 2025, Holdings purchased 19.7 million AB Holdings Units pursuant to the AB Tender Offer for an aggregate cost of $758 million. The AB Holdings Units accepted for purchase represented approximately 17.9% of the outstanding units at the time of purchase. At June 30, 2025, Holdings owned approximately 68.6% of the economic interest in AllianceBernstein L.P., the operating partnership of AB Holding.
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
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “second quarter 2025” and “second quarter 2024” refer to the three months ended June 30, 2025 and 2024, respectively. The terms “first six months of 2025” and “first six months of 2024” refer to the six months ended June 30, 2025 and 2024, respectively.
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
As of June 30, 2025 and December 31, 2024, respectively, Equitable Financial holds $123 million and $128 million of equity interests in the CLOs. The Company consolidated the CLOs as of June 30, 2025 and December 31, 2024 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the CLO’s loan manager. The assets of the CLOs are legally isolated from the Company’s creditors and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligation to satisfy the liabilities of the CLOs. As of June 30, 2025, Equitable Financial holds $0 million of equity interests in a SPE established to purchase loans from the market in anticipation of a new CLO transaction. The Company consolidated the SPE as of June 30, 2025 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the SPE loan manager.
Resulting from this consolidation in the Company’s consolidated balance sheets are fixed maturities, at fair value using the fair value option with total assets of $2.4 billion and $2.1 billion and total liabilities of $2.5 billion and $2.1 billion at June 30, 2025 and December 31, 2024, respectively. The unpaid outstanding principal balance of the notes and short-term borrowing is $2.3 billion and $1.9 billion at June 30, 2025 and December 31, 2024.
Consolidated Limited Partnerships and LLCs
As of June 30, 2025 and December 31, 2024 the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIE model. Included in other invested assets, mortgage loans on real estate, other equity investments, trading securities, cash and other liabilities in the Company’s consolidated balance sheets at June 30, 2025 and December 31, 2024 are total net assets of $2.7 billion and $2.1 billion, respectively related to these VIEs.
Consolidated AB-Sponsored Investment Funds
Included in the Company’s consolidated balance sheets as of June 30, 2025 and December 31, 2024 are assets of $421 million and $85 million, liabilities of $35 million and $0 million, and redeemable noncontrolling interests of $242 million and $32 million, respectively, associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets as of June 30, 2025 and December 31, 2024 are assets of $64 million and $73 million, liabilities of $2 million and $1 million, and redeemable noncontrolling interests of $20 million and $17 million, respectively, from consolidation of AB-sponsored investment funds under the VOE model.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Non-Consolidated VIEs
As of June 30, 2025 and December 31, 2024 respectively, the Company held approximately $3.1 billion and $3.0 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. The Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $377.4 billion and $350.7 billion as of June 30, 2025 and December 31, 2024 respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $3.1 billion and $3.0 billion and approximately $1.1 billion and $1.2 billion of unfunded commitments as of June 30, 2025 and December 31, 2024, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Non-Consolidated AB-Sponsored Investment Products
As of June 30, 2025 and December 31, 2024, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $46.4 billion and $46.9 billion, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $19 million and $17 million as of June 30, 2025 and December 31, 2024, respectively. The Company has no further commitments to or economic interest in these VIEs.
Revision of Previously Issued Financial Statements
During the period ended March 31, 2025, the Company identified an immaterial error related to the initial bookkeeping of ceded accrued fees within policyholders’ account balance ultimately impacting the initial deposit accounting of a reinsurance transaction. The impact of this error to prior periods’ financial statements was not considered to be material. To improve the consistency and comparability of the financial statements, management voluntarily revised the financial statements to include the revisions discussed herein. As a result of the determination to revise previously issued financial statements for the deposit accounting discussed above, management also has corrected other previously identified but uncorrected errors and errors recorded in incorrect periods including, a) pension liability overstatement due to a reconciling item, b) incorrect FX impacting the FABN carrying value, c) incorrect inputs ratio in our MRB modeling and incorrect inputs in the deposit accounting calculation, d) the hedging impact of Treasury Inflation-Protected Securities (TIPS) hedging income was incorrectly recorded in Accumulated other comprehensive income, e) error in the manual accrual in an input calculation in the treasury package overstating Policyholders’ account balance and Interest credited to policyholders, f) incorrect actuarial indication impacting the Liability for MRB and purchased MRB, and g) incorrect allocation of earned premiums to loss ratio impacting reserves.
See Note 20 of the Notes to these Financial Statements for details of the revision.
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of June 30, 2025 and December 31, 2024 was $740 million and $693 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three and six months ended June 30, 2025 and 2024.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following tables provide information relating to the Company’s fixed maturities classified as AFS:
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2025
Fixed Maturities:
Corporate (1)	$53,506	$3	$579	$5,378	$48,704
U.S. Treasury, government and agency	5,983	—	3	1,467	4,519
States and political subdivisions	467	—	2	84	385
Foreign governments	690	—	2	117	575
Residential mortgage-backed (2)	5,505	—	60	111	5,454
Asset-backed (3)	15,774	—	117	49	15,842
Commercial mortgage-backed	4,840	—	20	303	4,557
Redeemable preferred stock	54	—	4	—	58
Total at June 30, 2025	$86,819	$3	$787	$7,509	$80,094
December 31, 2024:
Fixed Maturities:
Corporate (1)	$55,218	$2	$251	$6,116	$49,351
U.S. Treasury, government and agency	5,801	—	—	1,513	4,288
States and political subdivisions	472	—	2	88	386
Foreign governments	689	—	1	136	554
Residential mortgage-backed (2)	4,520	—	15	152	4,383
Asset-backed (3)	13,660	—	96	57	13,699
Commercial mortgage-backed	4,301	—	5	385	3,921
Redeemable preferred stock	56	—	3	—	59
Total at December 31, 2024	$84,717	$2	$373	$8,447	$76,641
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of June 30, 2025 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
June 30, 2025
Contractual maturities:
Due in one year or less	$2,620	$2,605
Due in years two through five	16,176	15,949
Due in years six through ten	17,589	17,200
Due after ten years	24,258	18,429
Subtotal	60,643	54,183
Residential mortgage-backed	5,505	5,454
Asset-backed	15,774	15,842
Commercial mortgage-backed	4,840	4,557
Redeemable preferred stock	54	58
Total at June 30, 2025	$86,816	$80,094
The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Proceeds from sales	$2,961	$1,331	$4,263	$1,775
Gross gains on sales	$7	$5	$9	$5
Gross losses on sales	$(30)	$(3)	$(33)	$(27)

Net (increase) decrease in Allowance for Credit and Intent to Sell losses	$(13)	$(3)	$(19)	$(5)
The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Balance, beginning of period	$53	$48	$47	$48
Previously recognized impairments on securities that matured, paid, prepaid or sold	(5)	(4)	(5)	(8)
Recognized impairments on securities impaired to fair value this period (1)	—	—	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	12	3	17	6
Additional credit losses this period on securities previously impaired	1	3	2	4
Balance, end of period	$61	$50	$61	$50
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The tables below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:

Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Three Months Ended June 30, 2025
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(7,226)	$66	$279	$(6,881)
Net investment gains (losses) arising during the period	466	—	—	466
Reclassification adjustment:
Included in net income (loss)	36	—	—	36
Excluded from net income (loss)	—	—	—	—
Other	—	—	(33)	(33)
Impact of net unrealized investment gains (losses)	—	—	(106)	(106)
Net unrealized investment gains (losses) excluding credit losses	(6,724)	66	140	(6,518)
Net unrealized investment gains (losses) with credit losses	2	—	—	2
Balance, end of period	$(6,722)	$66	$140	$(6,516)

	Three Months Ended June 30, 2024
Balance, beginning of period	$(7,660)	$63	$358	$(7,239)
Net investment gains (losses) arising during the period	(555)	—	—	(555)
Reclassification adjustment:
Included in net income (loss)	—	—	—	—
Excluded from net income (loss)	—	—	—	—
Other	—	—	(4)	(4)
Impact of net unrealized investment gains (losses)	—	4	117	121
Net unrealized investment gains (losses) excluding credit losses	(8,215)	67	471	(7,677)
Net unrealized investment gains (losses) with credit losses	1	—	—	1
Balance, end of period	$(8,214)	$67	$471	$(7,676)

	Six Months Ended June 30, 2025
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(8,074)	$71	$464	$(7,539)
Net investment gains (losses) arising during the period	1,310	—	—	1,310
Reclassification adjustment:
Included in net income (loss)	44	—	—	44
Excluded from net income (loss)	—	—	—	—
Other	—	—	(41)	(41)
Impact of net unrealized investment gains (losses)	—	(5)	(283)	(288)
Net unrealized investment gains (losses) excluding credit losses	(6,720)	66	140	(6,514)
Net unrealized investment gains (losses) with credit losses	(2)	—	—	(2)
Balance, end of period	$(6,722)	$66	$140	$(6,516)

	Six Months Ended June 30, 2024
Balance, beginning of period	$(6,999)	$50	$226	$(6,723)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Net investment gains (losses) arising during the period	(1,238)	—	—	(1,238)
Reclassification adjustment:
Included in net income (loss)	26	—	—	26
Other	—	—	(7)	(7)
Impact of net unrealized investment gains (losses)	—	17	251	268
Net unrealized investment gains (losses) excluding credit losses	(8,211)	67	470	(7,674)
Net unrealized investment gains (losses) with credit losses	(3)	—	1	(2)
Balance, end of period	$(8,214)	$67	$471	$(7,676)

The following tables disclose the fair values and gross unrealized losses of the 3,685 issues as of June 30, 2025 and the 4,307 issues as of December 31, 2024 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2025
Fixed Maturities:
Corporate	$4,283	$61	$27,192	$5,299	$31,475	$5,360
U.S. Treasury, government and agency	67	1	4,210	1,466	4,277	1,467
States and political subdivisions	—	—	261	84	261	84
Foreign governments	19	—	459	117	478	117
Residential mortgage-backed	488	4	826	107	1,314	111
Asset-backed	1,334	9	672	40	2,006	49
Commercial mortgage-backed	286	1	2,869	302	3,155	303
Total at June 30, 2025	$6,477	$76	$36,489	$7,415	$42,966	$7,491

December 31, 2024:
Fixed Maturities:
Corporate	$9,147	$205	$28,684	$5,901	$37,831	$6,106
U.S. Treasury, government and agency	117	4	4,107	1,509	4,224	1,513
States and political subdivisions	40	—	271	88	311	88
Foreign governments	59	1	460	135	519	136
Residential mortgage-backed	1,986	26	851	126	2,837	152
Asset-backed	974	7	692	50	1,666	57
Commercial mortgage-backed	409	6	2,893	379	3,302	385
Total at December 31, 2024	$12,732	$249	$37,958	$8,188	$50,690	$8,437

The Company maintains a diversified portfolio of AFS securities across industries and issuers and does not have exposure to any single issuer in excess of 0.5% of total fixed maturities. The largest exposure to a single issuer held as of June 30, 2025 and December 31, 2024 was $427 million and $400 million, respectively, representing 16.4% and 11.7% of the consolidated equity of the Company.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC Designation (as defined below) of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of June 30, 2025 and December 31, 2024, respectively, approximately $2.1 billion and $1.9 billion, or 2.4% and 2.3%, of the $86.8 billion and $84.7 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $67 million and $64 million as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025 and December 31, 2024, respectively, the $7.4 billion and $8.2 billion of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to the allowance for credit losses for these securities was not warranted at either June 30, 2025 or December 31, 2024. As of June 30, 2025 and December 31, 2024, the Company neither intended to sell the securities nor was it more likely than not required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of June 30, 2025, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.
Securities Lending
The Company enters into securities lending agreements with an agent bank whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of June 30, 2025 and December 31, 2024, the estimated fair value of loaned securities was $983 million and $134 million. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as cash or security collateral, calculated daily. We do not have the right to sell or pledge the securities posted as collateral. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. As of June 30, 2025 and December 31, 2024, collateral received was in the amount of $1.0 billion and $137 million, of which $104 million and $137 million, respectively, is cash collateral. A securities lending payable for the overnight and continuous loans is included in other liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as Net investment income and were not material for the six months ended June 30, 2025 and 2024.
Mortgage Loans on Real Estate
Accrued interest receivable on commercial, agricultural and residential mortgage loans as of June 30, 2025 and December 31, 2024 was $110 million and $96 million, respectively. There was no accrued interest written off for commercial, agricultural and residential mortgage loans for the six months ended June 30, 2025 and 2024.
There were no mortgage loans foreclosed during the six months ended June 30, 2025.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial, agricultural and residential mortgage loans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$254	$288	$259	$272
Current-period provision for expected credit losses	39	9	34	25
Write-offs charged against the allowance	—	(75)	—	(75)
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	39	(66)	34	(50)
Balance, end of period	$293	$222	$293	$222

Agricultural mortgages:
Balance, beginning of period	$13	$6	$15	$6
Current-period provision for expected credit losses	—	3	(2)	3
Write-offs charged against the allowance	(8)	—	(8)	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	(8)	3	(10)	3
Balance, end of period	$5	$9	$5	$9

Residential mortgages:
Balance, beginning of period	$5	$3	$4	$1
Current-period provision for expected credit losses	2	—	3	2
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	2	—	3	2
Balance, end of period	$7	$3	$7	$3

Total allowance for credit losses	$305	$234	$305	$234

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Credit Quality Information
The Company’s commercial and agricultural mortgage loans segregated by risk rating exposure were as follows:
Loan to Value (“LTV”) Ratios (1) (3)

	June 30, 2025
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
0% - 50%	$60	$185	$268	$203	$206	$1,736	$—	$—	$2,658
50% - 70%	1,003	1,431	881	1,551	612	2,363	436	277	8,554
70% - 90%	292	73	316	764	698	1,756	122	205	4,226
90% plus	—	—	—	547	558	1,217	—	—	2,322
Total commercial	$1,355	$1,689	$1,465	$3,065	$2,074	$7,072	$558	$482	$17,760

Agricultural:
0% - 50%	$77	$47	$100	$149	$198	$1,105	$—	$—	$1,676
50% - 70%	56	158	52	133	128	364	—	—	891
70% - 90%	—	—	—	—	—	—	—	—	—
90% plus	—	—	—	—	—	25	—	—	25
Total agricultural	$133	$205	$152	$282	$326	$1,494	$—	$—	$2,592

Total commercial and agricultural mortgage loans:
0% - 50%	$137	$232	$368	$352	$404	$2,841	$—	$—	$4,334
50% - 70%	1,059	1,589	933	1,684	740	2,727	436	277	9,445
70% - 90%	292	73	316	764	698	1,756	122	205	4,226
90% plus	—	—	—	547	558	1,242	—	—	2,347
Total commercial and agricultural mortgage loans	$1,488	$1,894	$1,617	$3,347	$2,400	$8,566	$558	$482	$20,352

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Debt Service Coverage (“DSC”) Ratios (2) (3)

	June 30, 2025
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
Greater than 2.0x	$67	$208	$175	$1,016	$1,081	$3,255	$—	$—	$5,802
1.8x to 2.0x	60	103	58	50	208	1,090	113	184	1,866
1.5x to 1.8x	85	472	233	753	48	1,209	59	165	3,024
1.2x to 1.5x	817	716	514	664	531	743	—	95	4,080
1.0x to 1.2x	326	190	475	260	74	669	386	38	2,418
Less than 1.0x	—	—	10	322	132	106	—	—	570
Total commercial	$1,355	$1,689	$1,465	$3,065	$2,074	$7,072	$558	$482	$17,760

Agricultural:
Greater than 2.0x	$17	$9	$5	$40	$34	$193	$—	$—	$298
1.8x to 2.0x	17	12	17	23	53	100	—	—	222
1.5x to 1.8x	11	48	10	44	27	283	—	—	423
1.2x to 1.5x	38	46	44	88	135	505	—	—	856
1.0x to 1.2x	30	71	45	63	67	372	—	—	648
Less than 1.0x	20	19	31	24	10	41	—	—	145
Total agricultural	$133	$205	$152	$282	$326	$1,494	$—	$—	$2,592

Total commercial and agricultural mortgage loans:
Greater than 2.0x	$84	$217	$180	$1,056	$1,115	$3,448	$—	$—	$6,100
1.8x to 2.0x	77	115	75	73	261	1,190	113	184	2,088
1.5x to 1.8x	96	520	243	797	75	1,492	59	165	3,447
1.2x to 1.5x	855	762	558	752	666	1,248	—	95	4,936
1.0x to 1.2x	356	261	520	323	141	1,041	386	38	3,066
Less than 1.0x	20	19	41	346	142	147	—	—	715
Total commercial and agricultural mortgage loans	$1,488	$1,894	$1,617	$3,347	$2,400	$8,566	$558	$482	$20,352
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
The amortized cost of residential mortgage loans by credit quality indicator and origination year was as follows:

	June 30, 2025
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
Performance indicators:
Performing	$85	$700	$393	$178	$128	$4	$1,488
Nonperforming	—	—	1	—	—	—	1
Total	$85	$700	$394	$178	$128	$4	$1,489

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	December 31, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2019	Prior	Total
	(in millions)
Performance indicators:
Performing	$313	$428	$186	$133	$4	$2	$1,066
Nonperforming	—	—	—	—	—	—	—
Total	$313	$428	$186	$133	$4	$2	$1,066

Past-Due and Nonaccrual Mortgage Loan Status
The aging analysis of past-due mortgage loans were as follows:
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
June 30, 2025:
Mortgage loans:
Commercial	$—	$—	$—	$—	$17,642	$17,642	$118	$17,760	$—	$1
Agricultural	33	9	46	88	2,477	2,565	27	2,592	25	—
Residential	—	—	5	5	1,483	1,488	1	1,489	1	—
Total	$33	$9	$51	$93	$21,602	$21,695	$146	$21,841	$26	$1

December 31, 2024:
Mortgage loans:
Commercial	$—	$—	$—	$—	$16,659	$16,659	$57	$16,716	$—	$1
Agricultural	12	1	33	46	2,486	2,532	36	2,568	—	—
Residential	—	1	—	1	1,065	1,066	—	1,066	—	—
Total	$12	$2	$33	$47	$20,210	$20,257	$93	$20,350	$—	$1
______________
(1)Amounts presented at amortized cost basis.
As of June 30, 2025 and December 31, 2024, the amortized cost of problem mortgage loans that had been classified as non-accrual loans were $89 million and $36 million, respectively.
Loan Modifications
During the three and six months ended June 30, 2025, the Company granted a modification splitting a $15 million agricultural mortgage loan into three notes. The loans have an amortized cost of $9 million, which is fully attributed to the first note, and represent 0.3% of total agricultural loans.

During 2024, the Company granted a modification splitting a commercial mortgage loan into two notes. One note retaining the original loan terms and the second note with an increased interest rate to market terms and required management of excess cash. The loans have an amortized cost of $65 million and represents 0.4% of total commercial mortgage loans.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Equity Securities
The breakdown of unrealized and realized gains and (losses) on equity securities was as follows:
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(2)	$(6)	$(2)	$9
Net investment gains (losses) recognized on securities sold during the period	2	3	2	2
Unrealized and realized gains (losses) on equity securities	$—	$(3)	$—	$11
Trading Securities
As of June 30, 2025 and December 31, 2024, respectively, the fair value of the Company’s trading securities was $1.3 billion and $1.1 billion. As of June 30, 2025 and December 31, 2024, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $56 million and $64 million.
The breakdown of net investment income (loss) from trading securities was as follows:
Net Investment Income (Loss) from Trading Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$50	$6	$33	$42
Net investment gains (losses) recognized on securities sold during the period	(10)	—	6	1
Unrealized and realized gains (losses) on trading securities	40	6	39	43
Interest and dividend income from trading securities	25	21	34	32
Net investment income (loss) from trading securities	$65	$27	$73	$75
Fixed maturities, at fair value using the fair value option
The breakdown of net investment income (loss) from fixed maturities, at fair value using the fair value option were as follows:

Net Investment Income (Loss) from Fixed Maturities, at Fair Value using the Fair Value Option

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$5	$(2)	$12	$(5)
Net investment gains (losses) recognized on securities sold during the period	(1)	2	1	3
Unrealized and realized gains (losses) from fixed maturities	4	—	13	(2)
Interest and dividend income from fixed maturities	(4)	23	(4)	28
Net investment income (loss) from fixed maturities	$—	$23	$9	$26
Net Investment Income
The following tables provides the components of Net investment income by investment type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Fixed maturities	$938	$842	$1,874	$1,655
Mortgage loans on real estate	256	239	516	473
Other equity investments	39	(8)	83	52
Policy loans	52	56	107	110
Trading securities	65	27	73	75
Other investment income	40	21	17	45
Fixed maturities, at fair value using the fair value option	—	23	9	26
Gross investment income (loss)	1,390	1,200	2,679	2,436
Investment expenses	(35)	(33)	(76)	(59)
Net investment income (loss)	$1,355	$1,167	$2,603	$2,377

Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Fixed maturities	$(11)	$(1)	$(19)	$(27)
Mortgage loans on real estate	(61)	(14)	(68)	(32)
Other	1	(1)	2	4
Investment gains (losses), net	$(71)	$(16)	$(85)	$(55)

For the three and six months ended June 30, 2025 and 2024, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $0 million, $1 million, $0 million and $1 million.

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents the gross notional amount and fair value of the Company’s derivatives:

Derivative Instruments by Category

	June 30, 2025				December 31, 2024
		Fair Value				Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$2,962	$90	$157	$(67)	$2,940	$111	$95	$16
Interest swaps	952	—	335	(335)	952	—	306	(306)
Total: designated for hedge accounting	3,914	90	492	(402)	3,892	111	401	(290)
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	17,100	—	3	(3)	14,530	3	—	3
Swaps	16,942	59	71	(12)	16,264	65	19	46
Options	66,287	22,575	4,925	17,650	70,685	20,647	4,319	16,328
Interest rate contracts:
Futures	9,716	—	—	—	9,310	—	—	—
Swaps	610	12	5	7	672	—	41	(41)
Options	50	5	—	5	—	—	—	—
Credit contracts:
Credit default swaps	437	11	20	(9)	275	12	10	2
Currency contracts:
Currency swaps	771	—	31	(31)	828	26	—	26
Currency forwards	83	15	17	(2)	28	17	17	—
Other freestanding contracts:
Margin	—	1,173	—	1,173	—	796	—	796
Collateral	—	155	16,634	(16,479)	—	137	16,908	(16,771)
Total: not designated for hedge accounting	111,996	24,005	21,706	2,299	112,592	21,703	21,314	389

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2)	—	—	18,311	(18,311)	—	—	17,212	(17,212)
Total embedded derivatives	—	—	18,311	(18,311)	—	—	17,212	(17,212)

Total derivative instruments	$115,910	$24,095	$40,509	$(16,414)	$116,484	$21,814	$38,927	$(17,113)
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss):
Derivative Instruments by Category

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
	Net Derivative Gains (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivative Gains (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$—	$9	$73	$(151)	$—	$15	$106	$(188)
Interest swaps	—	(8)	—	13	—	(11)	—	(8)
Total: designated for hedge accounting	—	1	73	(138)	—	4	106	(196)
Derivatives: not Designated for hedge accounting
Equity contracts:
Futures	472	—	—	—	272	—	—	—
Swaps	(1,204)	—	—	—	(499)	—	—	—
Options	4,235	—	—	—	1,590	—	—	—
Interest rate contracts:
Futures	(98)	—	—	—	(121)	—	—	—
Swaps	(16)	—	—	—	(1)	—	—	—
Options	(1)	—	—	—	(2)	—	—	—
Credit contracts:
Credit default swaps	(3)	—	—	—	(3)	—	—	—
Currency contracts:
Currency swaps	(57)	—	—	—	(87)	—	—	—
Currency forwards	(6)	—	—	—	(6)	—	—	—
Other freestanding contracts:
Margin	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	3,322	—	—	—	1,143	—	—	—

Embedded derivatives:
SCS, SIO,MSO and IUL indexed features	(4,696)	—	—	—	(1,718)	—	—	—
Total embedded derivatives	(4,696)	—	—	—	(1,718)	—	—	—

Total derivative instruments	$(1,374)	$1	$73	$(138)	$(575)	$4	$106	$(196)
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Net Derivatives Gains (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gains (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$—	$4	$(5)	$22	$1	$7	$(23)	$38
Interest swaps	—	(17)	—	13	—	(14)	—	6
Total: designated for hedge accounting	—	(13)	(5)	35	1	(7)	(23)	44
Derivatives: not Designated for hedge accounting
Equity contracts:
Futures	50	—	—	—	291	—	—	—
Swaps	(99)	—	—	—	(1,214)	—	—	—
Options	1,225	—	—	—	4,021	—	—	—
Interest rate contracts:
Futures	(1)	—	—	—	(11)	—	—	—
Swaps	(88)	—	—	—	(253)	—	—	—
Credit contracts:
Credit default swaps	—	—	—	—	(1)	—	—	—
Currency contracts:
Currency swaps	1	—	—	—	13	—	—	—
Currency forwards	—	—	—	—	1	—	—	—
Total: not designated for hedge accounting	1,088	—	—	—	2,847	—	—	—

Embedded derivatives:
SCS, SIO,MSO and IUL indexed features	(1,296)	—	—	—	(4,432)	—	—	—
Total embedded derivatives	(1,296)	—	—	—	(4,432)	—	—	—

Total derivative instruments (1)	$(208)	$(13)	$(5)	$35	$(1,584)	$(7)	$(23)	$44
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).

.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents a roll-forward of cash flow hedges recognized in AOCI:
Roll-forward of Cash flow hedges in AOCI

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Balance, beginning of period	$22	$(21)	$80	$(31)
Amount recorded in AOCI
Currency swaps	(91)	19	(81)	19
Interest swaps	—	(9)	(29)	(17)
Total amount recorded in AOCI	(91)	10	(110)	2
Amount reclassified from (to) income to AOCI
Currency swaps (1)	(60)	3	(107)	20
Interest swaps (1)	13	21	21	22
Total amount reclassified from (to) income to AOCI	(47)	24	(86)	42
Balance, end of period (2)	$(116)	$13	$(116)	$13
______________
(1)    Currency swaps income is reported in Net investment income in the consolidated statements of income (loss). Interest swaps income is reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)    The Company does not estimate the amount of the deferred losses in AOCI at June 30, 2025, and 2024 which will be released and reclassified into net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of June 30, 2025 and December 31, 2024 are exchange-traded and net settled daily in cash. As of June 30, 2025 and December 31, 2024, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $1.1 billion and $704 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $110 million and $99 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $1 million and $11 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of June 30, 2025 and December 31, 2024, respectively, the Company held $16.6 billion and $16.9 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $155 million and $137 million as of June 30, 2025 and December 31, 2024, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
As of June 30, 2025 and December 31, 2024, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables present information about the Company’s offsetting of financial assets and liabilities and derivative instruments:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of June 30, 2025

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$24,095	$17,684	$6,411	$(4,509)	$1,902
Secured lending	104	—	104	—	104
Other financial assets	1,786	—	1,786	—	1,786
Other invested assets	$25,985	$17,684	$8,301	$(4,509)	$3,792

Liabilities:
Derivative liabilities (2)	$17,689	$17,684	$5	$—	$5
Secured lending	104	—	104	—	104
Other financial liabilities	5,738	—	5,738	—	5,738
Other liabilities	$23,531	$17,684	$5,847	$—	$5,847
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
Summarized financial information for the Company’s Closed Block is as follows:

	June 30, 2025	December 31, 2024
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,100	$5,213
Other liabilities	47	62
Total Closed Block liabilities	5,147	5,275

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $2,674 and $2,888) (allowance for credit losses of $0 and$0)	2,591	2,746
Mortgage loans on real estate (net of allowance for credit losses of $22 and $21)	1,498	1,531
Policy loans	510	523
Cash and other invested assets	161	17
Other assets	107	130
Total assets designated to the Closed Block	4,867	4,947

Excess of Closed Block liabilities over assets designated to the Closed Block	280	328
Amounts included in AOCI:
Net unrealized investment gains (losses), net of income tax: $17 and $30	(66)	(112)
Maximum future earnings to be recognized from Closed Block assets and liabilities	$214	$216

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Revenues:
Premiums and other income	$24	$26	$51	$55
Net investment income (loss)	48	51	99	103
Investment gains (losses), net	—	—	(1)	(1)
Total revenues	72	77	149	157

Benefits and Other Deductions:
Policyholders’ benefits and dividends	72	64	146	141
Other operating costs and expenses	1	—	1	—
Total benefits and other deductions	73	64	147	141
Net income (loss), before income taxes	(1)	13	2	16
Income tax (expense) benefit	—	(2)	(1)	(3)
Net income (loss)	$(1)	$11	$1	$13
6)    DAC AND OTHER DEFERRED ASSETS/LIABILITIES
The following table presents a reconciliation of DAC to the consolidated balance sheets:

	June 30	December 31
	2025	2024
	(in millions)
Protection Solutions
Term	$301	$314
Universal Life	171	170
Variable Universal Life	1,122	1,083
Indexed Universal Life	186	186
Individual Retirement
GMxB Core	1,599	1,605
EQUI-VEST Individual	154	154
Investment Edge	250	225
SCS	2,107	1,938
Legacy Segment
GMxB Legacy	494	517
Group Retirement
EQUI-VEST Group	776	768
Momentum	80	83
Corporate and Other	103	107
Other	18	20
Total	$7,361	$7,170
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Changes in the DAC asset were as follows:

	Six Months Ended June 30, 2025
	Protection Solutions				Individual Retirement				Legacy	Group Retirement		Corporate and Other	Total
	Term	UL	VUL	IUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB (1)
	(in millions)
Balance, beginning of period	$314	$170	$1,083	$186	$1,605	$154	$225	$1,938	$517	$768	$83	$107	$7,150
Capitalization	5	7	72	6	70	5	36	326	9	31	5	—	572
Amortization (2)	(18)	(6)	(33)	(6)	(76)	(5)	(11)	(157)	(32)	(23)	(8)	(4)	(379)
Balance, end of period	$301	$171	$1,122	$186	$1,599	$154	$250	$2,107	$494	$776	$80	$103	$7,343
______________
(1)“CB” defined as Closed Block.
(2)DAC amortization of $2 million related to Other not reflected in table above.

	Six Months Ended June 30, 2024
	Protection Solutions				Individual Retirement				Legacy	Group Retirement		Corporate and Other	Total
	Term	UL	VUL	IUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB
	(in millions)
Balance, beginning of period	$337	$174	$987	$188	$1,602	$155	$172	$1,571	$555	$742	$82	$116	$6,681
Capitalization	8	4	77	5	74	6	29	306	14	32	5	—	560
Amortization (1)	(19)	(6)	(30)	(6)	(74)	(6)	(8)	(131)	(31)	(21)	(2)	(5)	(339)
Balance, end of period	$326	$172	$1,034	$187	$1,602	$155	$193	$1,746	$538	$753	$85	$111	$6,902
______________
(1)    DAC amortization of $2 million related to Other not reflected in table above.
Changes in the Individual Retirement sales inducement assets were as follows:

	Six Months Ended June 30,
	2025		2024
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(in millions)
Balance, beginning of period	$117	$160	$127	$179
Capitalization	1	—	1	—
Amortization	(6)	(9)	(6)	(10)
Balance, end of period	$112	$151	$122	$169

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Changes in the Protection Solutions unearned revenue liability were as follows:

	Six Months Ended June 30,
	2025			2024
	UL	VUL	IUL	UL	VUL	IUL
	(in millions)
Balance, beginning of period	$114	$840	$250	$107	$754	$210
Capitalization	7	74	23	8	65	28
Amortization	(4)	(27)	(8)	(4)	(24)	(7)
Balance, end of period	$117	$887	$265	$111	$795	$231
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
Fair Value Measurements as of June 30, 2025

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$46,695	$2,009	$48,704
U.S. Treasury, government and agency	—	4,519	—	4,519
States and political subdivisions	—	385	—	385
Foreign governments	—	575	—	575
Residential mortgage-backed (2)	—	5,423	31	5,454
Asset-backed (3)	—	14,906	936	15,842
Commercial mortgage-backed	—	4,538	19	4,557
Redeemable preferred stock	—	58	—	58
Total fixed maturities, AFS	—	77,099	2,995	80,094
Fixed maturities, at fair value using the fair value option	—	2,018	410	2,428
Other equity investments (4)	307	265	12	584
Trading securities	368	800	127	1,295
Other invested assets:
Short-term investments	—	5	—	5
Assets of consolidated VIEs/VOEs	37	424	1	462
Swaps	—	(438)	—	(438)
Credit default swaps	—	(9)	—	(9)
Futures	(3)	—	—	(3)
Options	—	17,655	—	17,655
Total other invested assets	34	17,637	1	17,672
Cash equivalents	6,066	—	—	6,066
Segregated securities	—	483	—	483
Purchased market risk benefits	—	—	5,543	5,543
Assets for market risk benefits	—	—	776	776
Separate Accounts assets (5)	128,654	2,528	—	131,182
Total Assets	$135,429	$100,830	$9,864	$246,123

Liabilities:
Notes issued by consolidated VIE’s, at fair value using the fair value option (6)	$—	$2,294	$158	$2,452
SCS, SIO, MSO and IUL indexed features’ liability	—	18,311	—	18,311
Liabilities of consolidated VIEs and VOEs	1	17	—	18
Liabilities for market risk benefits	—	—	10,187	10,187
Contingent payment arrangements	—	—	8	8
Total Liabilities	$1	$20,622	$10,353	$30,976
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
(5)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of June 30, 2025, the fair value of such investments was $287 million.
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
After giving consideration to collateral arrangements, the Company reduced the fair value of its purchased MRB asset by $69 million and $382 million as of June 30, 2025 and December 31, 2024, respectively, to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the six months ended June 30, 2025, fixed maturities with fair values of $882 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $367 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 47.9% of total equity as of June 30, 2025.
During the six months ended June 30, 2024, fixed maturities with fair values of $141 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $136 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 8.3% of total equity as of June 30, 2024.

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

	Three Months Ended June 30, 2025
	Corporate	State and Political Subdivisions	Asset-backed	RMBS	CMBS
	(in millions)
Balance, beginning of period	$1,831	$—	$648	$—	$8
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—	—	—
Investment gains (losses), net	—	—	—	—	—
Subtotal	2	—	—	—	—
Other comprehensive income (loss)	17	—	3	1	1
Purchases	279	—	398	14	11
Sales	(292)	—	(11)		(5)
Settlements	—	—	—	(3)	—
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	98	—	—	19	4
Transfers out of Level 3 (1)	74	—	(102)	—	—
Balance, end of period	$2,009	$—	$936	$31	$19
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$14	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2025, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2025
	Fixed maturities, at FVO	Other Equity Investments (3)	Trading Securities, at Fair Value	Notes issued by consolidated VIE’s	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$263	$18	$109	$(168)	$(8)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	(1)	1	—	—	—
Investment gains (losses), net	—	—	—	—	—
Subtotal	(1)	1	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases	87	11	18	—	—
Debt issuances	—	—	—	(2)	—
Sales	(27)	(16)	—	—	—
Settlements	—	—	—	12	—
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	(1)	—	—	—
Transfers into Level 3 (1)	63	—	—	—	—
Transfers out of Level 3 (1)	25	—	—	—	—
Balance, end of period	$410	$13	$127	$(158)	$(8)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$(1)	$1	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2025, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2024
	Corporate	State and Political Subdivisions	Asset-backed	RMBS	CMBS
	(in millions)
Balance, beginning of period	$2,338	$—	$71	$—	$7
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—	—	—
Investment gains (losses), net	(1)	—	—	—	—
Subtotal	1	—	—	—	—
Other comprehensive income (loss)	1	—	—	—	—
Purchases	542	—	(2)	—	—
Sales	(365)	—	(12)	—	—
Settlements	—	—	—	—	—
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	1	—	—	—	—
Balance, end of period	$2,518	$—	$57	$—	$7
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$1	$—	$—	$—	$—
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2025
	Corporate	State and Political Subdivisions	Asset-backed	RMBS	CMBS
	(in millions)
Balance, beginning of period	$2,472	$—	$232	$—	$8
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	3	—	—	—	—
Investment gains (losses), net	(3)	—	—	—	—
Subtotal	—	—	—	—	—
Other comprehensive income (loss)	28	—	6	1	1
Purchases	424	—	784	14	11
Debt issuances	—	—	—		—
Sales	(390)	—	(133)	(3)	(5)
Settlements	—	—	—	—	—
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	98	—	149	19	4
Transfers out of Level 3 (1)	(623)	—	(102)	—	—
Balance, end of period	$2,009	$—	$936	$31	$19
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$22	$—	$3	$1	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2025, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2025
	Fixed maturities, at FVO	Other Equity Investments (1)	Trading Securities, at Fair Value	Notes issued by consolidated VIE’s	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$275	$55	$80	$(172)	$(9)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	1	—	—	—
Investment gains (losses), net	(4)	—	—	—	—
Subtotal	(3)	1	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases	199	14	47	—	—
Debt issuances	—	—	—	(3)	—
Sales	(41)	(16)	—	—	—
Settlements	—	—	—	17	1
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	(1)	—	—	—
Transfers into Level 3 (2)	95	2	—	—	—
Transfers out of Level 3 (2)	(115)	(42)	—	—	—
Balance, end of period	$410	$13	$127	$(158)	$(8)

Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (3)	$(1)	$1	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (3)	$—	$—	$—	$—	$—
______________
(1)Other Equity Investments include other invested assets.
(2)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(3)For instruments held as of June 30, 2025, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

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

	Six Months Ended June 30, 2024
	Fixed maturities, at FVO	Other Equity Investments (1)	Trading Securities, at Fair Value	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$181	$57	$61	$(253)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	4	1	—	—
Investment gains (losses), net	—	—	(4)	—
Subtotal	4	1	(4)	—
Other comprehensive income (loss)	—	—	—	—
Purchases	47	4	—	—
Sales	(33)	(3)	—	—
Settlements	—	—	—	3
Other	—	—	—	(5)
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (2)	79	—	—	—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2024
	Fixed maturities, at FVO	Other Equity Investments (1)	Trading Securities, at Fair Value	Contingent Payment Arrangement
	(in millions)
Transfers out of Level 3 (2)	(54)	—	—	—
Balance, end of period	$224	$59	$57	$(255)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (3)	$—	$1	$(4)	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (3)	$31	$—	$—	$—
_____________
(1)Other Equity Investments include other invested assets.
(2)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(3)For instruments held as of June 30, 2024, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities:
Quantitative Information about Level 3 Fair Value Measurements as of June 30, 2025

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$1,119	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	4.6x - 36.3x 7.9% - 19.7% 2.0x - 14.5x (0.3)% - 54.7%	13.9x 3.2% 6.0x 9.1%
Trading securities, at fair value (5)	75	Discounted cash flow	Earnings multiple Discount factor Discount years	8.6x 10.0% 7
	23	Market comparable companies	EBITDA Multiples Cashflow Multiples	8.5x - 26.3x 4.3x - 14.5x	16.2x 7.9x
Purchased MRB asset (1) (2) (4)	5,543	Discounted cash flow	Lapse rates Withdrawal rates GMIB Utilization rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.24%-13.05% 0.06%-11.65% 0.04%-66.70% 7 bps - 92 bps 13%-31% 0.01%-0.17% 0.06%-0.52% 0.32%-41.20%	2.18% 0.50% 6.71% 10 bps 23% 3.35% (same for all ages) (same for all ages)
Liabilities:
AB Contingent consideration payable	$8	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 13.3% 1.9% - 1.9%	6.8% 1.9%
Direct MRB (1) (2) (3) (4)	9,411	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	105 bps 0.24%-36.18% 0.00%-11.65% 0.04%-100.00% 0.01%-0.17% 0.06%-0.52% 0.32%-41.20%	105 bps 3.72% 0.57% 5.09% 2.92% (same for all ages) (same for all ages)
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
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $10.2 billion of MRB liabilities and $776 million of MRB assets.
(4)Includes Legacy and Core products.
(5)Certain newly acquired Level 3 Trading securities are not presented as cost basis approximates fair value as of June 30, 2025.

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
Excluded from the tables above as of June 30, 2025 and December 31, 2024, respectively, are approximately $2.3 billion and $1.7 billion of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of June 30, 2025 and December 31, 2024, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of June 30, 2025 and December 31, 2024, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
June 30, 2025:
Mortgage loans on real estate	$21,536	$—	$—	$20,468	$20,468
Policy loans	$4,355	$—	$—	$4,648	$4,648
Policyholders’ liabilities: Investment contracts	$2,698	$—	$—	$2,667	$2,667
FHLB funding agreements	$7,083	$—	$7,041	$—	$7,041
FABN funding agreements	$9,278	$—	$9,110	$—	$9,110
Funding agreement-backed commercial paper (FABCP)	$1,546	$—	$1,581	$—	$1,581
Long-term debt	$4,332	$—	$4,277	$—	$4,277
Separate Accounts liabilities	$12,207	$—	$—	$12,207	$12,207

December 31, 2024:
Mortgage loans on real estate	$20,072	$—	$—	$18,567	$18,567
Policy loans	$4,330	$—	$—	$4,559	$4,559
Policyholders’ liabilities: Investment contracts	$2,046	$—	$—	$1,996	$1,996
FHLB funding agreements	$7,167	$—	$7,113	$—	$7,113
FABN funding agreements	$5,725	$—	$5,481	$—	$5,481
Funding agreement-backed commercial paper (FABCP)	$74	$—	$75	$—	$75
Long-term debt	$3,833	$—	$3,722	$—	$3,722
Separate Accounts liabilities	$12,055	$—	$—	$12,055	$12,055

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
8)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS
The following table reconciles the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheets:

	June 30, 2025	December 31, 2024
	(in millions)
Reconciliation
Term	$1,287	$1,285
Payout	4,936	5,050
Group Pension - Benefit Reserve & DPL	447	460
Health	1,336	1,362
UL	1,271	1,246
Subtotal	9,277	9,403
Whole Life Closed Block and Open Block products	5,083	5,204
Other (1)	915	901
Future policyholder benefits total	15,275	15,508
Other policyholder funds and dividends payable	2,282	2,105
Total	$17,557	$17,613

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
The following table summarizes balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts:

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	Protection Solutions	Individual Retirement	Corporate & Other		Protection Solutions	Individual Retirement	Corporate & Other
	Term	Payout	Group Pension	Health	Term	Payout	Group Pension	Health
	(in millions)
Present Value of Expected Net Premiums
Balance, beginning of period	$1,932	$—	$—	$(25)	$2,133	$—	$—	$(21)
Beginning balance at original discount rate	1,959	—	—	(26)	2,058	—	—	(22)
Effect of changes in cash flow assumptions	—	—	—	—	(18)	—	—	(3)
Effect of actual variances from expected experience	(54)	—	—	(2)	(51)	—	—	2
Adjusted beginning of period balance	1,905	—	—	(28)	1,989	—	—	(23)
Issuances	20	—	—	—	26	—	—	—
Interest accrual	47	—	—	(1)	49	—	—	—
Net premiums collected	(90)	—	—	3	(95)	—	—	1
Ending Balance at original discount rate	1,882	—	—	(26)	1,969	—	—	(22)
Effect of changes in discount rate assumptions	—	—	—	1	(21)	—	—	1
Balance, end of period	$1,882	$—	$—	$(25)	$1,948	$—	$—	$(21)

Present Value of Expected Future Policy Benefits
Balance, beginning of period	$3,216	$5,050	$460	$1,337	$3,480	$4,464	$490	$1,484
Beginning balance of original discount rate	3,215	5,390	514	1,555	3,330	4,680	536	1,672
Effect of changes in cash flow assumptions (1)	—	(468)	—	—	(20)	—	—	—
Effect of actual variances from expected experience	(73)	(3)	—	(7)	(66)	(2)	1	7
Adjusted beginning of period balance	3,142	4,919	514	1,548	3,244	4,678	537	1,679
Issuances	22	398	—	—	28	522	—	—
Interest accrual	79	99	9	25	82	89	9	27
Benefits payments	(120)	(251)	(31)	(75)	(116)	(228)	(31)	(79)
Ending Balance at original discount rate	3,123	5,165	492	1,498	3,238	5,061	515	1,627
Effect of changes in discount rate assumptions	45	(229)	(45)	(187)	6	(359)	(58)	(234)
Balance, end of period	$3,168	$4,936	$447	$1,311	$3,244	$4,702	$457	$1,393
Impact of flooring LFPB at zero	1	—	—	—	1	—	—	—
Net liability for future policy benefits	1,287	4,936	447	1,336	1,297	4,702	457	1,414
Less: Reinsurance recoverable	2	(1,027)	—	(1,044)	14	(1,144)	—	(1,116)
Net liability for future policy benefits, after reinsurance recoverable	$1,289	$3,909	$447	$292	$1,311	$3,558	$457	$298

Weighted-average duration of liability for future policyholder benefits (years)	6.8	7.6	6.9	8.3	6.9	7.9	7.0	8.6
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts:

	June 30, 2025	December 31, 2024
	(in millions)
Term
Expected future benefit payments and expenses (undiscounted)	$5,444	$5,613
Expected future gross premiums (undiscounted)	6,424	6,597
Expected future benefit payments and expenses (discounted; AOCI basis)	3,168	3,216
Expected future gross premiums (discounted; AOCI basis)	3,473	3,507

Payout
Expected future benefit payments and expenses (undiscounted)	7,338	7,686
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	4,814	4,938
Expected future gross premiums (discounted; AOCI basis)	—	—

Group Pension
Expected future benefit payments and expenses (undiscounted)	603	630
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	425	436
Expected future gross premiums (discounted; AOCI basis)	—	—

Health
Expected future benefit payments and expenses (undiscounted)	2,053	2,139
Expected future gross premiums (undiscounted)	65	70
Expected future benefit payments and expenses (discounted; AOCI basis)	1,299	1,323
Expected future gross premiums (discounted; AOCI basis)	$52	$55
The table below summarizes the revenue and interest related to nonparticipating traditional and limited payment contracts:

	Six Months Ended June 30,
	2025	2024	2025	2024
	Gross Premium		Interest Accretion
	(in millions)
Revenue and Interest Accretion
Term	$161	$171	$32	$33
Payout	116	127	105	99
Group Pension	—	—	9	9
Health	5	6	26	28
Total	$282	$304	$172	$169

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table provides the weighted average interest rates for the liability for future policy benefits:

	June 30, 2025	December 31, 2024
Weighted Average Interest Rate
Term
Interest accretion rate	5.6%	5.6%
Current discount rate	5.0%	5.2%
Payout
Interest accretion rate	4.5%	4.4%
Current discount rate	5.1%	5.3%
Group Pension
Interest accretion rate	3.4%	3.4%
Current discount rate	5.0%	5.2%
Health
Interest accretion rate	3.4%	3.4%
Current discount rate	5.2%	5.4%
The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities:

	Six Months Ended June 30,
	2025	2024
	Protection Solutions
	UL
	(in millions)
Balance, beginning of period	$1,246	$1,208
Beginning balance before AOCI adjustments	1,302	1,245
Effect of changes in interest rate & cash flow assumptions and model changes	—	—
Effect of actual variances from expected experience	4	(1)
Adjusted beginning of period balance	1,306	1,244
Interest accrual	29	27
Net assessments collected	34	35
Benefit payments	(45)	(35)
Ending balance before shadow reserve adjustments	1,324	1,271
Effect of reserve adjustment recorded in AOCI	(53)	(51)
Balance, end of period	$1,271	$1,220

Net liability for additional liability	$1,271	$1,220
Less: Reinsurance recoverable	—	—
Net liability for additional liability, after reinsurance recoverable	$1,271	$1,220

Weighted-average duration of additional liability - death benefit (years)	19.1	19.5

The following tables provide the revenue, interest and weighted average interest rates, related to the additional insurance liabilities:

	Six Months Ended June 30,
	2025	2024	2025	2024
	Assessments		Interest Accretion
	(in millions)
Revenue and Interest Accretion
UL	$316	$338	$29	$27
Total	$316	$338	$29	$27

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30,
	2025	2024

Weighted Average Interest Rate
UL	4.5%	4.5%
Interest accretion rate	4.5%	4.5%
The discount rate used for additional insurance liabilities reserve is based on the crediting rate at issue.
9)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for MRBs for the GMxB benefits on deferred variable annuities:

	Three Months Ended June 30,
	2025				2024
	Individual Retirement	Legacy			Individual Retirement	Legacy
	GMxB Core	GMxB Legacy	Purchased MRB	Net Legacy	GMxB Core	GMxB Legacy	Purchased MRB	Net Legacy
	(in millions)
Balance, beginning of period	$717	$9,505	$(5,973)	$3,532	$323	$11,715	$(8,343)	$3,372
Balance BOP before changes in the instrument specific credit risk	495	9,336	(5,957)	3,379	71	11,319	(8,312)	3,007
Model changes and effect of changes in cash flow assumptions	(7)	8	5	13	—	—	—	—
Actual market movement effect	(173)	(620)	264	(356)	(4)	45	5	50
Interest accrual	10	96	(58)	38	15	152	(111)	41
Attributed fees accrued (1)	109	161	(39)	122	111	198	(56)	142
Benefit payments	(12)	(285)	128	(157)	(12)	(310)	162	(148)
Actual policyholder behavior different from expected behavior	7	22	(14)	8	9	—	(10)	(10)
Changes in future economic assumptions	(42)	(232)	140	(92)	(72)	(518)	346	(172)
Issuances	(2)	—	—	—	—	—	—	—
Balance EOP before changes in the instrument-specific credit risk	385	8,486	(5,531)	2,955	118	10,886	(7,976)	2,910
Changes in the instrument-specific credit risk (2)	268	326	(10)	316	294	546	(22)	524
Balance, end of period	$653	$8,812	$(5,541)	$3,271	$412	$11,432	$(7,998)	$3,434

Weighted-average age of policyholders (years)	65.9	74.0	73.4	N/A	64.9	73.3	72.9	N/A
Net amount at risk	$2,953	$15,835	$7,099	N/A	$2,867	$19,710	$10,443	N/A
______________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Changes are recorded in OCI except for reinsurer credit which is reflected in the consolidated income statement.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30,
	2025				2024
	Individual Retirement	Legacy			Individual Retirement	Legacy
	GMxB Core	GMxB Legacy	Purchased MRB (3)	Net Legacy	GMxB Core	GMxB Legacy	Purchased MRB (3)	Net Legacy
	(in millions)
Balance, beginning of period	$496	$10,508	$(7,372)	$3,136	$597	$13,425	$(9,448)	$3,977
Balance BOP before changes in the instrument specific credit risk	163	9,735	(7,368)	2,367	319	13,023	(9,409)	3,614
Model changes and effect of changes in cash flow assumptions (4)	(7)	(1,336)	1,860	524	—	—	169	169
Actual market movement effect	(102)	(271)	148	(123)	(163)	(747)	397	(350)
Interest accrual	25	202	(122)	80	31	313	(224)	89
Attributed fees accrued (1)	203	326	(99)	227	206	398	(136)	262
Benefit payments	(23)	(565)	257	(308)	(22)	(632)	331	(301)
Actual policyholder behavior different from expected behavior	20	42	(14)	28	14	(23)	(1)	(24)
Changes in future economic assumptions	105	353	(193)	160	(265)	(1,446)	897	(549)
Issuances	1	—	—	—	(2)	—	—	—
Balance EOP before changes in the instrument-specific credit risk	385	8,486	(5,531)	2,955	118	10,886	(7,976)	2,910
Changes in the instrument-specific credit risk (2)	268	326	(10)	316	294	546	(22)	524
Balance, end of period	$653	$8,812	$(5,541)	$3,271	$412	$11,432	$(7,998)	$3,434

Weighted-average age of policyholders (years)	65.9	74.0	73.4	N/A	64.9	73.3	72.9	N/A
Net amount at risk	$2,953	$15,835	$7,099	N/A	$2,867	$19,710	$10,443	N/A
_____________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Changes are recorded in OCI except for reinsurer credit which is reflected in the consolidated income statement.
(3)Purchased MRB is the impact of non-affiliated reinsurance.
(4)Includes the net income impact of the novation, as described in Note 1, in the first quarter of 2025 and the impact primarily of a non-affiliated recapture of reinsurance completed in the first quarter of 2024.

The following table reconciles MRBs by the amounts in an asset position and amounts in a liability position to the MRB amounts in the consolidated balance sheets:

	June 30, 2025					December 31, 2024
	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total
	(in millions)
Individual Retirement
GMxB Core	$(449)	$1,102	$653	$—	$653	$(514)	$1,010	$496	$—	$496
Legacy Segment
GMxB Legacy	(204)	9,016	8,812	(5,541)	3,271	(230)	10,738	10,508	(7,372)	3,136
Other (1)	(123)	69	(54)	(2)	(56)	(119)	62	(57)	(4)	(61)
Total	$(776)	$10,187	$9,411	$(5,543)	$3,868	$(863)	$11,810	$10,947	$(7,376)	$3,571
______________
(1)Other primarily includes SCS.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
10)     POLICYHOLDER ACCOUNT BALANCES
The following table reconciles the policyholders account balances to the policyholders’ account balance liability in the consolidated balance sheets:

	June 30, 2025	December 31, 2024
	(in millions)
Policyholders’ account balance reconciliation
Protection Solutions
Universal Life	$4,973	$5,065
Variable Universal Life	5,061	4,982
Legacy Segment
GMxB Legacy	253	226
Individual Retirement
GMxB Core	(27)	(4)
SCS	71,542	65,267
EQUI-VEST Individual	1,932	2,037
Group Retirement
EQUI-VEST Group	11,130	11,158
Momentum	498	527
Other (1)	10,071	8,658
Balance (exclusive of Funding Agreements)	105,433	97,916
Funding Agreements	17,926	13,013
Balance, end of period	$123,359	$110,929
_____________
(1)Primarily reflects products IR Payout, IR Other, Indexed Universal Life, Investment Edge, Group Pension, Closed Block and Corporate and Other.
.
The following table summarizes the balances and changes in policyholder’s account balances:

	Six Months Ended June 30, 2025
	Protection Solutions		Legacy	Individual Retirement			Group Retirement
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of period	$5,065	$4,982	$226	$(4)	$65,267	$2,037	$11,158	$527
Premiums received	300	60	5	91	5	18	293	26
Policy charges	(335)	(139)	18	4	(24)	—	(3)	—
Surrenders and withdrawals	(43)	(2)	(32)	(15)	(2,534)	(127)	(688)	(53)
Benefit payments	(122)	(70)	(8)	(1)	(179)	(33)	(32)	(1)
Net transfers from (to) separate account	—	117	5	(106)	6,760	8	237	(7)
Interest credited (2)	108	113	6	4	2,247	29	165	6
Other (4)	—	—	33	—	—	—	—	—
Balance, end of period	$4,973	$5,061	$253	$(27)	$71,542	$1,932	$11,130	$498

Weighted-average crediting rate	3.83%	3.67%	2.78%	1.97%	N/A	2.96%	2.75%	2.48%
Net amount at risk (3)	$32,105	$117,332	$15,835	$2,953	$—	$100	$7	$—
Cash surrender value	$3,323	$3,176	$452	$202	$68,284	$1,927	$11,084	$499
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
(4)Includes the PAB from the policies novated to Venerable, as described in Note 1.

	Six Months Ended June 30, 2024
	Protection Solutions		Legacy	Individual Retirement			Group Retirement
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of period	$5,202	$4,850	$618	$36	$49,002	$2,322	$11,563	$608
Premiums received	327	61	36	119	9	15	305	37
Policy charges	(359)	(130)	18	—	(10)	—	(3)	—
Surrenders and withdrawals	(45)	(25)	(43)	(18)	(1,897)	(168)	(806)	(69)
Benefit payments	(106)	(56)	(49)	(1)	(149)	(26)	(35)	(1)
Net transfers from (to) separate account	—	86	3	(117)	6,325	6	170	(6)
Interest credited (2)	110	95	12	4	4,698	33	175	6
Other	—	—	—	—	—	—	—	—
Balance, end of period	$5,129	$4,881	$595	$23	$57,978	$2,182	$11,369	$575

Weighted-average crediting rate	3.80%	3.71%	2.74%	1.67%	N/A	2.98%	2.67%	2.32%
Net amount at risk (3)	$34,364	$116,133	$19,710	$2,867	$1	$104	$9	$—
Cash surrender value	$3,393	$3,172	$531	$252	$54,146	$2,176	$11,313	$576
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
The following table presents the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums:

June 30, 2025
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Protection Solutions
Universal Life	0.00% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	—	88	277	655	1,020
	Greater than 2.50%	3,262	656	—	—	3,918
	Total	$3,262	$744	$277	$661	$4,944

Variable Universal Life	0.00% - 1.50%	$15	$10	$112	$52	$189
	1.51% - 2.50%	38	370	232	—	640
	Greater than 2.50%	3,651	27	4	—	3,682
	Total	$3,704	$407	$348	$52	$4,511
Legacy Segment

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

June 30, 2025
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
GMxB Legacy	0.00% - 1.50%	$—	$62	$3	$—	$65
	1.51% - 2.50%	17	—	—	—	17
	Greater than 2.50%	371	—	—	—	371
	Total	$388	$62	$3	$—	$453
Individual Retirement
GMxB Core	0.00% - 1.50%	$—	$10	$148	$—	$158
	1.51% - 2.50%	11	—	—	—	11
	Greater than 2.50%	37	—	—	—	37
	Total	$48	$10	$148	$—	$206

EQUI-VEST Individual	0.00% - 1.50%	$—	$30	$159	$—	$189
	1.51% - 2.50%	12	67	—	—	79
	Greater than 2.50%	1,664	—	—	—	1,664
	Total	$1,676	$97	$159	$—	$1,932
Group Retirement
EQUI-VEST Group	0.00% - 1.50%	$1	$945	$2,194	$262	$3,402
	1.51% - 2.50%	342	—	—	—	342
	Greater than 2.50%	5,988	—	—	—	5,988
	Total	$6,331	$945	$2,194	$262	$9,732

Momentum	0.00% - 1.50%	$—	$—	$251	$86	$337
	1.51% - 2.50%	74	26	—	—	100
	Greater than 2.50%	55	—	5	—	60
	Total	$129	$26	$256	$86	$497

December 31, 2024
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Protection Solutions
Universal Life	0.00% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	—	90	284	655	1,029
	Greater than 2.50%	3,402	598	—	—	4,000
	Total	$3,402	$688	$284	$661	$5,035

Variable Universal Life	0.00% - 1.50%	$24	$13	$94	$40	$171
	1.51% - 2.50%	37	357	223	—	617
	Greater than 2.50%	3,667	2	20	—	3,689
	Total	$3,728	$372	$337	$40	$4,477
Legacy Segment

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

December 31, 2024
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
GMxB Legacy	0.00% - 1.50%	$67	$3	$—	$—	$70
	1.51% - 2.50%	19	—	—	—	19
	Greater than 2.50%	401	—	—	—	401
	Total	$487	$3	$—	$—	$490
Individual Retirement
GMxB Core	0.00% - 1.50%	$11	$160	$—	$—	$171
	1.51% - 2.50%	12	—	—	—	12
	Greater than 2.50%	52	—	—	—	52
	Total	$75	$160	$—	$—	$235

EQUI-VEST Individual	0.00% - 1.50%	$42	$198	$—	$—	$240
	1.51% - 2.50%	38	—	—	—	38
	Greater than 2.50%	1,758	—	—	—	1,758
	Total	$1,838	$198	$—	$—	$2,036
Group Retirement
EQUI-VEST Group	0.00% - 1.50%	$720	$2,391	$33	$258	$3,402
	1.51% - 2.50%	349	—	—	—	349
	Greater than 2.50%	6,076	—	—	—	6,076
	Total	$7,145	$2,391	$33	$258	$9,827

Momentum	0.00% - 1.50%	$—	$—	$269	$88	$357
	1.51% - 2.50%	79	29	—	—	108
	Greater than 2.50%	56	—	5	—	61
	Total	$135	$29	$274	$88	$526
Separate Account - Summary
The following table reconciles the Separate Account liabilities to the Separate Account liability balance in the consolidated balance sheets:

	June 30, 2025	December 31, 2024
	(in millions)
Separate Account Reconciliation
Protection Solutions
Variable Universal Life	$18,968	$18,176
Legacy Segment
GMxB Legacy	28,275	33,199
Individual Retirement
GMxB Core	30,057	30,411
EQUI-VEST Individual	4,756	4,782
Investment Edge	5,072	4,885
Group Retirement
EQUI-VEST Group	31,714	30,546
Momentum	5,008	4,813
Other (1)	7,833	7,905
Total	$131,683	$134,717
______________
(1)Primarily reflects Corporate and Other products and Group Retirement products including Association and Group Retirement Other.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents the balances of and changes in Separate Account liabilities:

	Six Months Ended June 30, 2025
	Protection Solutions	Legacy	Individual Retirement			Group Retirement
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$18,176	$33,199	$30,411	$4,782	$4,885	$30,546	$4,813
Premiums and deposits	664	118	934	49	901	1,252	330
Policy charges	(292)	(265)	(252)	(2)	—	(8)	(12)
Surrenders and withdrawals	(350)	(1,499)	(1,861)	(237)	(242)	(1,271)	(433)
Benefit payments	(54)	(364)	(145)	(36)	(17)	(32)	(5)
Investment performance (1)	941	907	864	208	247	1,464	308
Net transfers from (to) General Account	(117)	(5)	106	(8)	(702)	(237)	7
Other charges (2)	—	(3,816)	—	—	—	—	—
Balance, end of period	$18,968	$28,275	$30,057	$4,756	$5,072	$31,714	$5,008

Cash surrender value	$18,600	$28,071	$29,218	$4,724	$4,983	$31,412	$5,001
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents the aggregate fair value of Separate Account assets by major asset category:

	June 30, 2025
	Protection Solutions	Individual Retirement	Group Retirement	Corp & Other	Legacy Segment	Total
	(in millions)
Asset Type
Debt securities	$49	$1	$9	$17	$—	$76
Common Stock	68	37	512	1,731	—	2,348
Mutual Funds	19,417	41,709	38,075	637	28,299	128,137
Bonds and Notes	101	3	1	1,017	—	1,122
Total	$19,635	$41,750	$38,597	$3,402	$28,299	$131,683

	December 31, 2024
	Protection Solutions	Individual Retirement	Group Retirement	Corp & Other	Legacy Segment	Total
	(in millions)
Asset Type
Debt securities	$51	$1	$14	$13	$—	$79
Common Stock	68	36	472	1,631	—	2,207
Mutual Funds	18,611	42,029	36,779	659	33,214	131,292
Bonds and Notes	98	4	1	1,036	—	1,139
Total	$18,828	$42,070	$37,266	$3,339	$33,214	$134,717
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
AB Retirement Plans
AB maintained a qualified, non-contributory, defined benefit retirement plan (the “Retirement Plan”) covering current and former employees who were employed by AB in the United States prior to October 2, 2000. During 2024, the Compensation Committee of the AB Board of Directors approved the termination of the Retirement Plan, effective May 22, 2024. AB began the process of settling benefits with vested participants and all lump sum disbursements elected by plan participants were distributed in December 2024 in the amount of $35 million. The remaining Retirement Plan participants who did not elect a lump sum disbursement elected to roll over their benefit to a group annuity contract from a qualified insurance company to administer all future payments. During the six months ended June 30, 2025, AB settled all future obligations under the Retirement Plan and transferred the remaining benefit obligations to a qualified third party insurance provider under a group annuity contract. The final annuity premium transferred was $59 million. Following the settlement related to the annuity purchase, the plans funded status was in a deficit and AB funded an additional $2 million to cover all remaining obligations. As a result of the settlement, AB recognized a non-cash settlement of approximately $21 million related to Retirement Plan losses and the reclassification from accumulated other comprehensive loss to general and administrative expenses in the unaudited consolidated statements of income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Net Periodic Pension Expense
Components of net periodic pension expense for the Company’s plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Service cost	$7	$2	$15	$4
Interest cost	28	31	56	59
Expected return on assets	(33)	(37)	(67)	(73)
Prior period service cost amortization	—	(1)	(1)	(1)
Net amortization	11	14	23	28
Impact of settlement	—	—	21	—
Net Periodic Pension Expense	$13	$9	$47	$17
12)    INCOME TAXES
Income tax expense for the three and six months ended June 30, 2025 and 2024 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
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
For the three and six months ended June 30, 2025, the Company recorded increases to the valuation allowance of $33 million and $41 million, respectively, due to changes in the value of unrealized losses in the available for sale portfolio that will not be held to recovery. These adjustments were recorded in OCI. As of June 30, 2025, a valuation allowance of $258 million remains against the portion of the deferred tax asset that is still not more-likely-than-not to be realized.
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in accumulated other comprehensive income related to available for sale securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.
13)    EQUITY
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	June 30, 2025			December 31, 2024
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Series A	32,000	32,000	32,000	32,000	32,000	32,000
Series B	20,000	6,613	6,613	20,000	17,773	17,773
Series C	12,000	12,000	12,000	12,000	12,000	12,000
Total	64,000	50,613	50,613	64,000	61,773	61,773

On April 11, 2025, Holdings redeemed and retired $279 million of Series B Preferred Stock using proceeds from our Junior Subordinated Debt issuance.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Dividends declared per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Series A dividends declared	$328	$328	$656	$656
Series B dividends declared	$619	$619	$619	$619
Series C dividends declared	$269	$269	$538	$538
Common Stock
Dividends declared per share of common stock were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Dividends declared	$0.27	$0.24	$0.51	$0.46

Share Repurchase
On February 5, 2024, the Company’s Board of Directors (the “Board”) authorized a new $1.3 billion share repurchase program. On February 13, 2025, Holdings’s Board approved an additional $1.5 billion under Holdings’s share repurchase program. Under this program, the Company may, from time to time purchase shares of its common stock through various means. The Company may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate the Company to purchase any particular number of shares. As of June 30, 2025, Holdings had authorized capacity of approximately $1.5 billion remaining in its share repurchase program.
Holdings repurchased a total of 4.8 million and 9.8 million shares of its common stock at an average price of $51.71 and $50.79 through open market repurchases, ASRs and privately negotiated transactions for the three and six months ended June 30, 2025, respectively and repurchased a total of 6.3 million and 13.8 million shares of its common stock at an average price of $39.21 and $36.31 through open market repurchases, ASRs and privately negotiated transactions for the three and six months ended June 30, 2024, respectively.
During the three and six months ended June 30, 2025, Holdings repurchased 2.4 million and 4.7 million shares, of its common stock through open market repurchases. During the three and six months ended June 30, 2024, Holdings repurchased 3.2 million and 6.4 million shares, of its common stock through open market repurchases.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances are as follows:

	June 30, 2025	December 31, 2024
	(in millions)
Unrealized gains (losses) on investments	$(6,501)	$(7,334)
Market risk benefits - instrument -specific credit risk component	(601)	(1,125)
Liability for future policy benefits - current discount rate component	255	372
Defined benefit pension plans	(553)	(579)
Foreign currency translation adjustments	(51)	(88)
Total accumulated other comprehensive income (loss)	(7,451)	(8,754)
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(19)	(42)
Accumulated other comprehensive income (loss) attributable to Holdings	$(7,432)	$(8,712)

The components of OCI, net of taxes for follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$335	$(443)	$993	$(986)
(Gains) losses reclassified into net income (loss) during the period (1)	28	—	34	21
Net unrealized gains (losses) on investments	363	(443)	1,027	(965)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(54)	34	(109)	43
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $124, $(102), $297 and $(235))	309	(409)	918	(922)
Change in LFPB discount rate and MRB credit risk, net of tax
Changes in instrument-specific credit risk - market risk benefits (net of deferred income tax expense (benefit) of $(45), $(42), $110 and $(37))	(170)	(159)	414	(139)
Changes in current discount rate - liability for future policy benefits (net of deferred income tax expense (benefit) of $(8), $18, $(25) and $44)	(29)	67	(92)	165
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost)	9	11	26	19
Change in defined benefit plans (net of deferred income tax expense (benefit) of $3, $7, $1 and $5)	9	11	26	19
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	26	9	37	(2)
Foreign currency translation adjustment	26	9	37	(2)
Total other comprehensive income (loss), net of income taxes	145	(481)	1,303	(879)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	10	3	23	(1)
Other comprehensive income (loss) attributable to Holdings	$135	$(484)	$1,280	$(878)
______________
(1)See “reclassification adjustments” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(7) million, $0 million, $(9) million and $(6) million for the three and six months ended June 30, 2025 and 2024, respectively.
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
The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	June 30,	December 31,
	2025	2024
	(in millions)
Short-term debt:
Total short-term debt	$—	$—
Long-term debt:
Senior Debenture due 2028	250	250
Senior Note due 2028	1,495	1,494
Senior Note due 2029	305	303
Senior Note due 2033	497	497
Senior Note due 2048	1,290	1,289
Junior Sub Debt Securities due 2055	495	—
Total long-term debt	4,332	3,833
Total short and long-term debt	$4,332	$3,833
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
15)    REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Balance, beginning of period	$289	$991	$125	$770
Net earnings (loss) attributable to redeemable noncontrolling interests	(2)	16	1	34
Purchase/change of redeemable noncontrolling interests	71	81	232	284
Balance, end of period	$358	$1,088	$358	$1,088

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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2025, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100 million.
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
In June 2024, the Company exercised its issuance right under the Facility Agreement, dated April 5, 2019 (the “2029 Trust Facility Agreement”) to issue $600 million principal amount of the Company’s 4.572% Senior Notes due 2029 (the “2029 Notes”) in exchange for the portfolio of principal and interest strips of U.S. Treasury securities held by the 2029 Trust (the “2029 Trust Eligible Assets”). Following the Company’s exercise of its issuance right under the 2029 Trust Facility Agreement, the Company: (i) issued $600 million principal amount of the 2029 Notes to the 2029 Trust on June 6, 2024 in exchange for the 2029 Trust Eligible Assets; (ii) waived its right to repurchase the 2029 Notes; and (iii) directed the trustee of the 2029 Trust to dissolve the 2029 Trust in accordance with its declaration of trust and deliver the 2029 Notes to the beneficial holders of the 2029 P-Caps pro rata in respect of each 2029 P-Cap. The 2029 Trust was dissolved on June 11, 2024 and the beneficial holders of the 2029 P-Caps received the 2029 Notes through the facilities of The Depository Trust Company. See Note 14 of the Notes to these Consolidated Financial Statements for additional details on the 2029 Notes.
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
FHLB
As a member of the FHLB, Equitable Financial and Equitable America have access to collateralized borrowings. They also may issue funding agreements to the FHLB. Both the collateralized borrowings and funding agreements would require Equitable Financial or Equitable America to pledge qualified mortgage-backed assets and/or government securities as collateral. Equitable Financial and Equitable America issue short-term funding agreements to the FHLB and use the funds for asset, liability, and cash management purposes. Equitable Financial and Equitable America issue long-term funding agreements to the FHLB and use the funds for spread lending purposes.
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $323 million and pledged collateral with a carrying value of $11.0 billion as of June 30, 2025. Equitable America has purchased FHLB stock of $5 million and pledged collateral with a carrying value of $245 million as of June 30, 2025.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Change in FHLB Funding Agreements during the Six Months Ended June 30, 2025

	Outstanding Balance at December 31, 2024	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at June 30, 2025
	(in millions)
Short-term funding agreements:
Due in one year or less	$5,843	$34,894	$(35,194)	$409	$—	$5,952
Long-term funding agreements:
Due in years two through five	829	200	—	(388)	—	641
Due in more than five years	493	—	—	(21)	—	472
Total long-term funding agreements	1,322	200	—	(409)	—	1,113
Total funding agreements (1)	$7,165	$35,094	$(35,194)	$—	$—	$7,065
_____________
(1)The $18 million and $2 million difference between the funding agreements carrying value shown in fair value table for June 30, 2025 and December 31, 2024, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
FABN
Under the FABN programs, Equitable Financial and Equitable America may issue funding agreements in U.S. dollar or other foreign currencies, in each case, to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the applicable Trust from time to time (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4 of the Notes to these Consolidated Financial Statements. As of June 30, 2025, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $16.0 billion. Funding agreements issued to the applicable Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes activity of funding agreements under the FABN programs.
Change in FABN Funding Agreements during the Six Months Ended June 30, 2025

	Outstanding Balance at December 31, 2024	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at June 30, 2025
	(in millions)
Short-term funding agreements:
Due in one year or less	$1,050	$300	$—	$450	$—	$—	$1,800
Long-term funding agreements:
Due in years two through five	4,393	3,100	—	(450)	—	107	7,150
Due in more than five years	300	—	—	—	—	—	300
Total long-term funding agreements	4,693	3,100	—	(450)	—	107	7,450
Total funding agreements (1)	$5,743	$3,400	$—	$—	$—	$107	$9,250
_____________
(1)The $28 million and $18 million difference between the funding agreements notional value shown and carrying value table as of June 30, 2025 and December 31, 2024, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
FABCP
In May 2023, Equitable Financial and Equitable America established a FABCP program, pursuant to which a SPLLC may issue commercial paper and deposit the proceeds with Equitable Financial or Equitable America pursuant to a funding agreement issued by Equitable Financial or Equitable America to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP program is $3.0 billion for Equitable Financial and $1.0 billion for Equitable America. As of June 30, 2025, Equitable Financial and Equitable America had $1.6 billion and $0 million outstanding under the program, respectively.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of June 30, 2025, these arrangements include commitments by the Company to provide equity financing of $1.1 billion to certain limited partnerships and real estate joint ventures under certain conditions as well as a guarantee of a subsidiary’s performance under a reinsurance arrangement that will no longer be in effect once certain conditions at the subsidiary are met and notice is provided. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of June 30, 2025. The Company had $502 million of commitments under existing mortgage loan agreements as of June 30, 2025.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Revenues derived from any customer did not exceed 10% of revenues for the three and six months ended June 30, 2025 and 2024.
The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The table below presents operating earnings (loss) by segment and Corporate and Other (C&O):

	Three Months Ended June 30, 2025
	IR	GR	AM	PS	WM	L	C&O	Eliminations	Total
	(in millions)
Segment revenues	$1,006	$309	$1,094	$825	$471	$100	$226	$(230)	$3,801

Benefits and other deductions
Policyholders’ benefits	76	—	—	603	—	—	108	—	787
Interest credited to policyholders’ account balances	408	68	—	145	—	9	175	—	805
Commissions and distribution related payments	101	44	197	41	296	29	2	(222)	488
Amortization of deferred policy acquisition costs	127	16	—	32	—	15	3	—	193
Compensation and benefits	6	9	429	27	82	5	11	—	569
Interest expense and financing fees	—	—	9	—	—	—	69	(6)	72
Significant segment expenses	718	137	635	848	378	58	368	(228)	2,914
Other segment items (1)	31	23	196	46	24	8	32	(2)	358
Income taxes	(42)	(25)	(48)	11	(18)	(6)	36	—	(92)
Less: Operating (earnings) loss attributable to the noncontrolling interest	—	—	84	—	—	—	1	—	85
Operating earnings (loss)	$215	$124	$131	$(58)	$51	$28	$(139)	$—	$352
_____________
(1)Other segment items include Remeasurement for liability for future policy benefits and Other operating expenses and costs. Additionally, other segment items reflected in Asset Management segment is primarily driven by other operating expense and costs related to general and administrative costs and promotion and servicing expenses.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2024
	IR	GR	AM	PS	WM	L	C&O	Eliminations	Total
	(in millions)
Segment revenues	$888	$283	$1,051	$834	$442	$117	$230	$(227)	$3,618

Benefits and other deductions
Policyholders’ benefits	78	—	—	473	—	—	116	—	667
Interest credited to policyholders’ account balances	281	56	—	128	—	8	125	—	598
Commissions and distribution related payments	80	45	180	43	282	40	7	(214)	463
Amortization of deferred policy acquisition costs	111	8	—	32	—	15	3	—	169
Compensation and benefits	14	8	420	37	78	7	(1)	—	563
Interest expense and financing fees	—	—	12	—	—	—	58	(7)	63
Significant segment expenses	564	117	612	713	360	70	308	(221)	2,523
Other segment items (1)	38	21	201	38	21	15	47	(6)	375
Income taxes	(40)	(20)	(42)	(12)	(17)	(4)	16	—	(119)
Less: Operating (earnings) loss attributable to the noncontrolling interest	—	—	95	(1)	—	—	12	—	106
Operating earnings (loss)	$246	$125	$101	$72	$44	$28	$(121)	$—	$495
_____________
(1)Other segment items include Remeasurement for liability for future policy benefits and Other operating expenses and costs. Additionally, other segment items reflected in Asset Management segment is primarily driven by other operating expense and costs related to general and administrative costs and promotion and servicing expenses.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2025
	IR	GR	AM	PS	WM	L	C&O	Eliminations	Total
	(in millions)
Segment revenues	$2,003	$625	$2,182	$1,651	$934	$220	$430	$(460)	$7,585

Benefits and other deductions
Policyholders’ benefits	168	—	—	1,159	—	—	219	—	1,546
Interest credited to policyholders’ account balances	773	131	—	266	—	16	282	—	1,468
Commissions and distribution related payments	199	87	398	83	589	65	8	(440)	989
Amortization of deferred policy acquisition costs	251	31	—	64	—	30	5	—	381
Compensation and benefits	24	21	851	65	164	12	24	—	1,161
Interest expense and financing fees	—	—	16	2	—	—	122	(10)	130
Significant segment expenses	1,415	270	1,265	1,639	753	123	660	(450)	5,675
Other segment items (1)	76	53	381	100	51	35	63	(10)	749
Income taxes	(81)	(48)	(89)	14	(33)	(10)	53	—	(194)
Less: Operating (earnings) loss attributable to the noncontrolling interest	—	—	190	1	—	—	3	—	194
Operating earnings (loss)	$431	$254	$257	$(75)	$97	$52	$(243)	$—	$773
_____________
(1)Other segment items include Remeasurement for liability for future policy benefits and Other operating expenses and costs. Additionally, other segment items reflected in Asset Management segment is primarily driven by other operating expense and costs related to general and administrative costs and promotion and servicing expenses.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2024
	IR	GR	AM	PS	WM	L	C&O	Eliminations	Total
	(in millions)
Segment revenues	$1,728	$574	$2,144	$1,658	$865	$246	$485	$(443)	$7,257

Benefits and other deductions
Policyholders’ benefits	155	—	—	960	—	—	229	—	1,344
Interest credited to policyholders’ account balances	529	108	—	256	—	17	267	—	1,177
Commissions and distribution related payments	157	89	353	83	542	80	10	(414)	900
Amortization of deferred policy acquisition costs	220	23	—	62	—	31	5	—	341
Compensation and benefits	31	18	867	73	156	16	1	—	1,162
Interest expense and financing fees	—	—	29	—	—	—	114	(17)	126
Significant segment expenses	1,092	238	1,249	1,434	698	144	626	(431)	5,050
Other segment items (1)	72	46	409	90	48	31	108	(12)	792
Income taxes	(80)	(41)	(86)	(19)	(32)	(10)	39	—	(229)
Less: Operating (earnings) loss attributable to the noncontrolling interest	—	—	193	(1)	—	—	22	—	214
Operating earnings (loss)	$484	$249	$207	$116	$87	$61	$(232)	$—	$972
_____________
(1)Other segment items include Remeasurement for liability for future policy benefits and Other operating expenses and costs. Additionally, other segment items reflected in Asset Management segment is primarily driven by other operating expense and costs related to general and administrative costs and promotion and servicing expenses.

The table below presents a reconciliation to net income (loss) attributable to Holdings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Net income (loss) attributable to Holdings	$(349)	$428	$(286)	$520
Adjustments related to:
Variable annuity product (1)	934	81	1,145	411
Investment (gains) losses	71	16	85	55
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	11	14	22	31
Other adjustments (2)	(137)	(33)	68	58
Income tax expense (benefit) related to above adjustments	(185)	(16)	(277)	(116)
Non-recurring tax items	7	5	16	13
Operating earnings (loss)	$352	$495	$773	$972
_____________
(1)As a result of the novation of certain Legacy VA policies completed during the first quarter of 2025, the Company recorded a loss of $499 million in pre-tax net income and an increase of $263 million in pre-tax AOCI, for a total impact loss of $236 million for the six months ended June 30, 2025.
(2)Includes a gain of $198 million and $33 million on Non-VA derivatives for the three and six months ended June 30, 2025, respectively. Also includes $14 million of expense related to a disputed billing practice of an AB third-party service provider for the

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
three and six months ended June 30, 2025, respectively, and certain gross legal expenses related to the COI litigation of $106 million for the six months ended June 30, 2024.
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
The table below presents revenues by segment and C&O:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Segment revenues:
Individual Retirement (1)	$1,006	$888	$2,003	$1,728
Group Retirement (1)	309	283	625	574
Asset Management (2)	1,094	1,051	2,182	2,144
Protection Solutions (1)	825	834	1,651	1,658
Wealth Management (3)	471	442	934	865
Legacy (1)	100	117	220	246
Corporate and Other (1)	226	230	430	485
Eliminations	(230)	(227)	(460)	(443)

Adjustments related to:
Variable annuity product features, excluding change in MRBs (4)	(1,549)	(210)	(574)	(1,629)
Investment gains (losses), net	(71)	(16)	(85)	(55)
Other adjustments to segment revenues (4)	181	115	12	164
Total revenues	$2,362	$3,507	$6,938	$5,737
______________
(1)Includes investment expenses charged by AB of $42 million and $76 million for the three and six months ended June 30, 2025, respectively, and $37 million and $73 million for the three and six months ended June 30, 2024, respectively, for services provided to the Company.
(2)Inter-segment investment management and other fees of $44 million and $86 million for the three and six months ended June 30, 2025, respectively, and $42 million and $84 million for the three and six months ended June 30, 2024, respectively, are included in segment revenues of the Asset Management segment.
(3)Inter-segment distribution fees of $222 million and $440 million for the three and six months ended June 30, 2025, respectively, and $214 million and $414 million for the three and six months ended June 30, 2024, respectively, are included in segment revenues of the Wealth Management segment.
(4)Prior periods were revised to conform with current presentation.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Total assets by segment were as follows:

	June 30, 2025	December 31, 2024
	(in millions)
Total assets by segment:
Individual Retirement	$118,774	$110,358
Group Retirement	53,804	51,269
Asset Management	10,705	10,514
Protection Solutions	43,693	41,583
Wealth Management	222	168
Legacy	36,368	42,373
Corporate and Other	39,522	39,462
Total assets	$303,088	$295,727
18)    INSURANCE STATUTORY FINANCIAL INFORMATION
Prescribed and Permitted Accounting Practices
As of June 30, 2025, the following five prescribed and permitted practices resulted in net income (loss) and capital and surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the General Account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was a decrease of approximately $155 million in statutory special surplus funds as of June 30, 2025. The Reinsurance Treaty reduced the amount of interest rate hedging needed at Equitable Financial going forward, affecting future deferrals, but leaves our historical SSAP 108 deferred amounts unchanged. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable transaction.
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
The impact of the application of Reg 213 was a decrease of approximately $123 million in statutory surplus as of June 30, 2025 compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of September 30, 2022, Equitable Financial’s Reg 213 reserves were 100% phased-in. As of June 30, 2025, given the prevailing market conditions and business mix, there are $111 million Reg 213 redundant reserves over the US RBC CTE 98 TAR.
During the fourth quarter 2020, Equitable Financial received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our SCS product and Separate Account No. 69 (“SA 69”) for our EQUI-VEST product Structured Investment Option, to change the accounting basis of these two non-insulated Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law to align with how we manage and measure our overall General Account asset portfolio. In order to facilitate this change and comply

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $770 million in statutory surplus as of June 30, 2025.
During 2022, Equitable America received approval from the Arizona Department of Insurance and Financial Institutions pursuant to A.R.S. 20-515 for Separate Account No. 68A (“SA 68A”) for our SCS product, Separate Account No. 69A (“SA 69A”) for our EQUI-VEST product Structured Investment Option and Separate Account No. 71A (“SA 71A”) for our Investment Edge Structured Investment Option, to permit us to use book value as the accounting basis of these three non-insulated Separate Accounts instead of fair value in accordance with the Manual to align with how we manage and measure our overall General Account asset portfolio. The impact of the application is a decrease of approximately $920 million in statutory surplus as of June 30, 2025.
The Arizona Department of Insurance and Financial Institutions granted to Equitable America a permitted practice to deviate from SSAP No. 108 by applying special accounting treatment for specific derivatives hedging variable annuity benefits subject to fluctuations as a result of interest rate sensitivities. The permitted practice expands on SSAP No. 108 hedge accounting to include equity risks for the full scope of Variable Annuity (VA) contracts (i.e., not just the rider guarantees but for the VA total contract). The permitted practice allows Equitable America to adopt SSAP 108 retroactively from October 1, 2023 and applies to both directly held VA hedges as well as VA hedges in the Equitable America funds withheld asset that resulted from the Reinsurance Treaty. In the calculation of the amount of excess VA equity and interest rate derivative hedging gains/losses to defer (including Net investment income on our Equity Total Return Swaps), the permitted practice allows us to compare our total equity and interest derivatives gains and losses to 100% of our target liability change. Any hedge gain or loss deferrals will follow SSAP No. 108 amortization rules (i.e. 10-year straight line). The impact of applying this revised permitted practice relative to SSAP 108 was an increase of approximately $1.4 billion in statutory special surplus funds as of June 30, 2025.
19)    EARNINGS PER COMMON SHARE
The following table presents a reconciliation of net income (loss) and weighted-average common shares used in calculating basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions, except per share data)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding — basic	303.2	324.2	305.5	327.2
Effect of dilutive potential common shares:
Employee share awards (1)	—	3.1	—	3.2
Weighted-average common shares outstanding — diluted	303.2	327.3	305.5	330.4

Net income (loss):
Net income (loss)	$(283)	$565	$(133)	$760
Less: Net income (loss) attributable to the noncontrolling interest	66	137	153	240
Net income (loss) attributable to Holdings	(349)	428	(286)	520
Less: Preferred stock dividends	18	26	32	40
Net income (loss) available to Holdings’ common shareholders	$(367)	$402	$(318)	$480

Earnings per common share:
Basic	$(1.21)	$1.24	$(1.04)	$1.47
Diluted	$(1.21)	$1.23	$(1.04)	$1.45
______________
(1)Calculated using the treasury stock method.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
For the three and six months ended June 30, 2025 and 2024, 5.0 million, 5.5 million, 3.0 million and 3.1 million, respectively, of outstanding stock awards, were not included in the computation of diluted EPS because their effect was anti-dilutive.
20)    REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS
During the period ended March 31, 2025, the Company identified an immaterial error related to the initial bookkeeping of ceded accrued fees within policyholders’ account balance ultimately impacting the initial deposit accounting of a reinsurance transaction. The impact of this error to prior periods’ financial statements was not considered to be material. To improve the consistency and comparability of the financial statements, management voluntarily revised the financial statements to include the revisions discussed herein. As a result of the determination to revise previously issued financial statements for the deposit accounting discussed above, management also has corrected other previously identified but uncorrected errors and errors recorded in incorrect periods including, a) pension liability overstatement due to a reconciling item, b) incorrect FX impacting the FABN carrying value, c) incorrect inputs ratio in our MRB modeling and incorrect inputs in the deposit accounting calculation, d) the hedging impact of Treasury Inflation-Protected Securities (TIPS) hedging income was incorrectly recorded in Accumulated other comprehensive income, e) error in the manual accrual in an input calculation in the treasury package overstating Policyholders’ account balance and Interest credited to policyholders, f) incorrect actuarial indication impacting the Liability for MRB and purchased MRB, and g) incorrect allocation of earned premiums to loss ratio impacting reserves.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	June 30, 2024
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Balance Sheets:
ASSETS
Amounts due from reinsurers	$8,237	$(150)	$8,087
Current and deferred income taxes	2,117	12	2,129
Purchased market risk benefits	7,993	9	8,002
Other assets	3,825	3	3,828
Assets for market risk benefits	803	(4)	799
Total Assets	$287,769	$(130)	$287,639
LIABILITIES
Policyholders’ account balances	$104,072	$(23)	$104,049
Liability for market risk benefits	12,593	19	12,612
Future policy benefits and other policyholders’ liabilities	17,417	16	17,433
Amounts due to reinsurers	1,363	10	1,373
Other liabilities	6,718	(106)	6,612
Total Liabilities	283,296	(84)	283,212
EQUITY
Retained earnings	10,317	(16)	10,301
Accumulated other comprehensive income (loss)	(8,645)	(30)	(8,675)
Total equity attributable to Holdings	1,644	(46)	1,598
Noncontrolling interest	1,741	—	1,741
Total Equity	3,385	(46)	3,339
Total Equity and Redeemable NCI	4,473	(46)	4,427
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$287,769	$(130)	$287,639

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions, except per share data)
Consolidated Statements of Income (Loss)
REVENUES
Premiums	$282	$—	$282	$557	$10	$567
Net investment income (loss)	1,166	1	1,167	2,385	(8)	2,377
Investment management and service fees	1,240	—	1,240	2,518	—	2,518
Other income	429	(4)	425	688	(5)	683
Total revenues	3,510	(3)	3,507	5,740	(3)	5,737
BENEFITS AND OTHER DEDUCTIONS
Remeasurement of liability for future policy benefits	(8)	1	(7)	(7)	5	(2)
Change in market risk benefits and purchased market risk benefits	(133)	1	(132)	(1,233)	13	(1,220)
Interest credited to policyholders’ account balances	605	(6)	599	1,171	7	1,178
Other operating costs and expenses	427	1	428	980	—	980
Total benefits and other deductions	2,829	(3)	2,826	4,812	25	4,837
Income (loss) from continuing operations, before income taxes	681	—	681	928	(28)	900
Income tax (expense) benefit	(116)	—	(116)	(146)	6	(140)
Net income (loss)	565	—	565	782	(22)	760
Less: Net (income) loss attributable to the noncontrolling interest	137	—	137	240	—	240
Net income (loss) attributable to Holdings	428	—	428	542	(22)	520
Less: Preferred stock dividends	26	—	26	40	—	40
Net income (loss) available to Holdings’ common shareholders	$402	$—	$402	$502	$(22)	$480

EARNINGS PER COMMON SHARE
Basic	$1.24	$—	$1.24	$1.53	$(0.06)	$1.47
Diluted	$1.23	$—	$1.23	$1.52	$(0.07)	$1.45
Shares Outstanding:
Basic	324.2	—	324.2	327.2	—	327.2
Diluted	327.3	—	327.3	330.4	—	330.4

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$565	$—	$565	$782	$(22)	$760
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	(408)	(1)	(409)	(921)	(1)	(922)
Change in market risk benefits - instrument-specific credit risk	(153)	(6)	(159)	(128)	(11)	(139)
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	10	1	11	18	1	19
Foreign currency translation adjustment	8	1	9	(3)	1	(2)
Total other comprehensive income (loss), net of income taxes	(476)	(5)	(481)	(869)	(10)	(879)
Comprehensive income (loss)	89	(5)	84	(87)	(32)	(119)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	140	—	140	239	—	239
Comprehensive income (loss) attributable to Holdings	$(51)	$(5)	$(56)	$(326)	$(32)	$(358)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Equity:
Equity, beginning of period	$3,755	$(40)	$3,715	$4,388	$(13)	$4,375
Total Holdings’ equity, beginning of period	2,032	(40)	1,992	2,649	(13)	2,636
Retained earnings, beginning of year	10,110	(15)	10,095	10,243	7	10,250
Net income (loss) attributable to Holdings	428	—	428	542	(22)	520
Other	1	(1)	—	1	(1)	—
Retained earnings, end of period	10,317	(16)	10,301	10,317	(16)	10,301
Accumulated other comprehensive income (loss), beginning of year	(8,166)	(25)	(8,191)	(7,777)	(20)	(7,797)
Other comprehensive income (loss)	(479)	(5)	(484)	(868)	(10)	(878)
Accumulated other comprehensive income (loss), end of period	(8,645)	(30)	(8,675)	(8,645)	(30)	(8,675)
Total Holdings’ equity, end of period	1,644	(46)	1,598	1,644	(46)	1,598
Total equity, end of period	$3,385	$(46)	$3,339	$3,385	$(46)	$3,339

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2024
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Cash Flows:
Cash flows from operating activities:
Net income (loss)	$782	$(22)	$760
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,171	7	1,178
Amortization and depreciation	429	5	434
Remeasurement of liability for future policy benefits	(7)	5	(2)
Change in market risk benefits	(1,233)	13	(1,220)
Reinsurance recoverable	(626)	(2)	(628)
Current and deferred income taxes	155	(6)	149
Net cash provided by (used in) operating activities	$923	$—	$923

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
21)     SUBSEQUENT EVENTS
ASR
In June 2025, Holdings established an obligation to enter into an ASR with a third-party financial institution to repurchase an aggregate of $96 million of Holdings’ common stock. Pursuant to the ASR, on July 2, 2025, Holdings made a pre-payment of $96 million and received initial delivery of 1.4 million shares. The ASR terminated in July 2025, at which time an additional 441,333 shares of common stock were received.
AB Unit Exchange
On July 10, 2025, AB and Holdings entered into an Amended and Restated Master Exchange Agreement to increase the AB Units that remain available for exchange from 4.8 million AB Units to 19.7 million AB Units, and Holdings exchanged 19.7 million AB Holding Units for an equal number of limited partnership interests in ABLP. After giving effect to the exchange Holdings continues to own approximately 68.6% of the economic interest in AB.
RGA Reinsurance Agreement
On July 31, 2025, Equitable Financial, as well as Equitable America and Equitable Financial L&A, completed the master transaction agreement with RGA entered into on February 23, 2025 pursuant to which and subject to the terms and conditions set forth in such agreement, RGA entered into reinsurance agreements, as reinsurer, with each such subsidiary, as ceding company, to effect the RGA Reinsurance Transaction.
At the closing of the transaction, (i) each of Equitable Financial and Equitable America entered into a separate coinsurance and modified coinsurance agreement with RGA and (ii) Equitable Financial L&A entered into a coinsurance agreement with RGA, each with an effective date of April 1, 2025, pursuant to which each ceding company ceded to RGA a 75% quota share of such ceding company’s in-force individual life insurance block. At the closing of the transaction, assets supporting the general account liabilities relating to the reinsured contracts were deposited into a trust account for the benefit of Equitable Financial and a trust account for the benefit of Equitable America and Equitable Financial L&A, which assets will secure RGA’s obligations to each ceding company under the applicable reinsurance agreement. Equitable Financial and Equitable America reinsured the applicable separate accounts relating to the applicable reinsured contracts on a modified coinsurance basis. In addition, the investment of assets in each trust account will be subject to investment guidelines and certain capital adequacy related triggers will require enhanced funding. The reinsurance agreements also contain additional counterparty risk management and mitigation provisions. Each ceding company will continue to administer the applicable reinsured contracts.
As part of the transaction, on June 16, 2025, ABLP entered into an investment advisory agreement with RGA, pursuant to which AB will manage certain assets to be specified representing approximately 70% of assets supporting the reserves associated with the ceded policies under the reinsurance agreements.
Credit Facility Revolver
On July 29, 2025, the Company terminated the Amended and Restated Revolving Credit Agreement entered into by the Company on June 24, 2021, as amended and restated from time to time, which provided for a $1.5 billion senior unsecured revolving credit facility, and entered into a new Revolving Credit Agreement which provides for a $1.0 billion five-year senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks.

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
Overview of Recent Developments
RGA Reinsurance Transaction
On July 31, 2025, Equitable Financial, as well as Equitable America and Equitable Financial L&A, completed the master transaction agreement with RGA entered into on February 23, 2025 pursuant to which and subject to the terms and conditions set forth in such agreement, RGA entered into reinsurance agreements, as reinsurer, with each such subsidiary, as ceding company, to effect the RGA Reinsurance Transaction.
At the closing of the transaction, (i) each of Equitable Financial and Equitable America entered into a separate coinsurance and modified coinsurance agreement with RGA and (ii) Equitable Financial L&A entered into a coinsurance agreement with RGA, each with an effective date of April 1, 2025, pursuant to which each ceding company ceded to RGA a 75% quota share of such ceding company’s in-force individual life insurance block. At the closing of the transaction, assets supporting the general account liabilities relating to the reinsured contracts were deposited into a trust account for the benefit of Equitable Financial and a trust account for the benefit of Equitable America and Equitable Financial L&A, which assets will secure RGA’s obligations to each ceding company under the applicable reinsurance agreement. Equitable Financial and Equitable America reinsured the applicable separate accounts relating to the applicable reinsured contracts on a modified coinsurance basis. In addition, the investment of assets in each trust account will be subject to investment guidelines and certain capital adequacy related triggers will require enhanced funding. The reinsurance agreements also contain additional counterparty risk management and mitigation provisions. Each ceding company will continue to administer the applicable reinsured contracts.
As part of the transaction, on June 16, 2025, ABLP entered into an investment advisory agreement with RGA, pursuant to which AB will manage certain assets to be specified representing approximately 70% of assets supporting the reserves associated with the ceded policies under the reinsurance agreements.
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
As a result of the novation of certain Legacy VA policies completed during the first quarter 2025, the Company recorded a loss of $499 million in pre-tax net income and an increase of $263 million in pre-tax AOCI, for a total impact loss of $236 million. The negative net income impact is mostly driven by the reduction of the purchased MRB asset of $2.0 billion and the reduction of Liability for MRBs of $1.6 billion, offset by a decrease in reinsurance deposit liability of $183 million. Purchase MRB asset reduction is larger than the direct MRB liability reduction since the Venerable reinsurance assets sit in a collateralized trust and thus materially reduce the non-performance risk. Deposit account liability decreases as novation leads to faster amortization of the liability. The novation impact from the base contracts and the contracts in payout status is less material, as the decrease in policyholders’ account balance of $33 million and decrease in liability for future policyholders’ benefits of $458 million are largely offset by a decrease in Amounts due to reinsurers of $432 million.
Tender Offer and AB Unit Exchange
On February 24, 2025, Holdings commenced the AB Tender Offer to purchase up to 46 million AB Holding Units at a price of $38.50 per unit, less any applicable tax withholding, for an aggregate purchase price of $1.8 billion. On April 3, 2025, Holdings purchased (the “Purchase”) 19.7 million AB Holdings Units pursuant to the AB Tender Offer for an aggregate cost of $758 million. The AB Holdings Units accepted for purchase represent approximately 17.9% of the outstanding units as of March 31, 2025. On July 10, 2025, AB and Holdings entered into an Amended and Restated Master Exchange Agreement to increase the AB Units that remain available for exchange from 4.8 million AB Units to 19.7 million AB Units, and Holdings exchanged 19.7 million AB Holding Units for an equal number of limited partnership interests in ABLP. After giving effect to the exchange Holdings continues to own approximately 68.6% of the economic interest in AB.
Term Loan Agreement
In connection with the commencement of the AB Tender Offer described in the precedent paragraph, Holdings entered into a 364-Day Term Loan Credit Agreement (the “Term Loan Agreement”) with respect to a $500 million senior unsecured delayed-draw term loan (the “Term Loan”). The Term Loan was intended to be used, along with available cash and cash equivalents, to fund the AB Tender Offer and related fees and expenses. The Term Loan was available to be drawn at any time on or prior to April 24, 2025 and would have matured 364 days from the date of funding. However, on April 15, 2025, Holdings elected not to request any such Term Loan, as it was unnecessary to fund the AB Tender Offer, and the Term Loan Agreement was terminated effective April 3, 2025.
Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
Following the sharp pullback in early April, triggered by the rollout of tariffs, U.S. equity markets rebounded quickly as the newly imposed levies were paused to facilitate trade negotiations. Despite concerns stemming from soft consumer sentiment and rising inflation expectations, employment data largely remained resilient and corporate earnings were strong.
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, uncertainty regarding the federal debt limit, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions. The Russian invasion of the Ukraine, the Israel-Hamas war and broader Middle Eastern hostilities, including with Hezbollah in Lebanon and Iran, and the ensuing conflicts and the sanctions and other measures imposed in response to these conflicts, have significantly contributed to volatility in the financial markets and have increased the level of economic and political uncertainty. Consumer and economic uncertainty due to rapid changes in global trade policies, including announced tariff increases and potential additional tariff increases, continue to cause market volatility and heighten concerns regarding inflation. For further information on the risk of increased volatility in the financial markets to our business, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and the Economy—Conditions in the global capital markets and the economy and Equity market declines and volatility” in the 2024 Form 10-K.

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
Insurance Regulation
Regulation of Investments
The NAIC is evaluating the risks associated with insurers’ investments in certain categories of structured securities, including CLOs. In 2023, the NAIC approved interim rules that raise capital requirements for holdings of CLO and other asset-backed security residual interests. Effective January 1, 2024, the NAIC adopted an amendment to the Purposes and Procedures Manual of the NAIC Investment Analysis Office (the “Purposes and Procedures Manual”) to give the NAIC’s Structured Securities Group, housed within the NAIC’s Securities Valuation Office (the “SVO”), responsibility for modeling CLO securities and evaluating tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios in order to assign NAIC Designations. Under the amended Purposes and Procedures Manual, CLO investments will no longer be broadly exempt from filing with the SVO based on ratings from credit rating providers. The NAIC’s goal is to ensure that the weighted average RBC factor for owning all tranches of a CLO more closely aligns with what would be required for directly owning all of the underlying loan collateral, in order to avoid RBC arbitrage. The Purposes and Procedures Manual requires insurers to begin reporting the financially modeled NAIC Designations for CLOs with their year-end 2025 financial statement. The NAIC is collaborating with interested parties to refine the process for modeling CLO investments.
In related work, the NAIC’s Financial Condition (E) Committee launched a holistic review of the insurance regulatory framework related to insurer investment risk regulation, on which work began in 2023. The primary objective is to highlight areas where the insurance regulatory framework and the SVO can be enhanced to strengthen oversight of insurers’ investments in complex assets. The proposed changes to modernize investment oversight include (i) reducing / eliminating “blind” reliance on credit rating providers while continuing to use them by implementing a due diligence framework that oversees the effectiveness of credit rating providers; and (ii) bolstering the SVO’s risk analysis capabilities by investing in a risk analytics tool and adding specialized personnel. In July 2025, the Financial Committee (E) Committee approved the formation of three new working groups to assist with implementing enhancements to the framework for regulating insurer investments.
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
In February 2025, the NAIC announced the formation of a new Risk-Based Capital Model Governance (EX) Task Force. The purpose of the new task force is to provide executive-level oversight and coordination of the various NAIC groups that are reviewing RBC-related standards. The task force is also charged with completing a comprehensive gap analysis by year-end 2025 to identify gaps in the current RBC framework and developing guiding principles for future RBC adjustments. In July 2025, the task force exposed for comment a proposed set of RBC principles with the aim of enhancing RBC precision with respect to asset risk.
Reinsurance
In July 2025, the NAIC’s Life Insurance and Annuities (A) Committee adopted an actuarial guideline that subjects certain post January 1, 2016 offshore reinsurance transactions to enhanced asset adequacy testing. The guideline requires asset adequacy testing for long-duration insurance business that relies heavily on asset returns (i.e., “asset-intensive reinsurance transactions”) within the scope of the guideline that either meet certain size-based thresholds or result in significant reinsurance collectability risk (as determined by the cedent’s appointed actuary). Such asset adequacy testing would be performed using a cash flow testing methodology. The actuarial guideline requires disclosure by the ceding insurer, meaning that it will not require that additional reserves be posted at the reinsurer level (although the ceding insurer may decide to post reserves). It is important to note that domestic regulators will continue to have the authority to take action on known issues, or issues that may become known as part of such new reporting, and may require additional analysis or reserves following such disclosure. The Company is preparing to comply with this new guideline, for which reporting will be required with respect to reserves reported as of December 31, 2025 in an insurer’s annual statement, assuming that the guideline is finally adopted by the NAIC’s Executive (EX) Committee and Plenary in 2025.
Derivatives Regulation and Clearing of Treasury Securities
In 2023, the SEC adopted rules to require that covered clearing agencies have policies and procedures reasonably designed to require every direct participant of the agency to submit for clearing eligible secondary market transactions in U.S. Treasury securities. Participants must clear eligible cash transactions in U.S. Treasury securities beginning on December 31, 2026, and eligible repurchase and reverse repurchase transactions in U.S. Treasury securities beginning on June 30, 2027. As a result, certain transactions between such participants and us will be required to be cleared. The rule’s potential effect on the U.S. Treasury markets is uncertain.
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
Federal Tax Legislation, Regulation and Administration
Enacted Legislation

On July 4, 2025, President Trump signed into law “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14,” commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”). This sweeping legislative package is designed to extend the expiring provisions of the Tax Cuts and Jobs Act (“TCJA”) and deliver additional tax relief for individuals and businesses. The tax provisions in the OBBBA are not expected to have a material impact on the Company.
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
The table below presents a reconciliation of net income (loss) attributable to Holdings to Non-GAAP Operating Earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Net income (loss) attributable to Holdings	$(349)	$428	$(286)	$520
Adjustments related to:
Variable annuity product features (1)	934	81	1,145	411
Investment (gains) losses	71	16	85	55
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	11	14	22	31
Other adjustments (2)	(137)	(33)	68	58
Income tax expense (benefit) related to above adjustments	(185)	(16)	(277)	(116)
Non-recurring tax items	7	5	16	13
Non-GAAP Operating Earnings	$352	$495	$773	$972
_____________
(1)As a result of the novation of certain Legacy VA policies completed during the first quarter of 2025, the Company recorded a loss of $499 million in pre-tax net income and an increase of $263 million in pre-tax AOCI, for a total impact loss of $236 million for the six months ended June 30, 2025.
(2)Includes a gain of $198 million and $33 million on Non-VA derivatives for the three and six months ended June 30, 2025, respectively. Also includes $14 million of expense related to a disputed billing practice of an AB third-party service provider for the three and six months ended June 30, 2025, respectively, and certain gross legal expenses related to the COI litigation of $106 million for the six months ended June 30, 2024.
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
The following table presents return on average equity attributable to Holdings’ common shareholders, excluding AOCI and Non-GAAP Operating ROE for the trailing twelve months:

Trailing Twelve Months Ended June 30, 2025
(Dollars in millions)
Net income (loss) available to Holdings’ common shareholders	$402
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$8,206
Return on average equity attributable to Holdings’ common shareholders, excluding AOCI	4.9%

Non-GAAP Operating Earnings available to Holdings’ common shareholders	$1,733
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$8,206
Non-GAAP Operating ROE	21.1%
Non-GAAP Operating Common EPS
Non-GAAP operating common EPS is calculated by dividing Non-GAAP Operating Earnings by diluted common shares outstanding. The following table sets forth Non-GAAP operating common EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(per share amounts)
Net income (loss) attributable to Holdings	$(1.15)	$1.31	$(0.94)	$1.57
Less: Preferred stock dividends	0.06	0.08	0.10	0.12
Net income (loss) available to Holdings’ common shareholders	(1.21)	1.23	(1.04)	1.45
Adjustments related to:
Variable annuity product features (1)	3.08	0.25	3.75	1.24
Investment (gains) losses	0.23	0.05	0.28	0.17
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.04	0.04	0.07	0.09
Other adjustments (2)	(0.45)	(0.11)	0.23	0.18
Income tax expense (benefit) related to above adjustments	(0.61)	(0.05)	(0.91)	(0.35)
Non-recurring tax items	0.02	0.02	0.05	0.04
Non-GAAP operating common EPS	$1.10	$1.43	$2.43	$2.82
______________
(1)As a result of the novation of certain Legacy VA policies completed during the first quarter of 2025, the Company recorded a loss of $1.63 for the six months ended June 30, 2025.
(2)Includes a gain of $0.65 and $0.11 on Non-VA derivatives for the three and six months ended June 30, 2025, respectively. Also includes $0.05 of expense related to a disputed billing practice of an AB third-party service provider for the three and six months ended June 30, 2025, respectively, and certain gross legal expenses related to the COI litigation of $0.32 for the six months ended June 30, 2024.
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
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss):
Consolidated Statements of Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$626	$617	$1,262	$1,231
Premiums	260	282	564	567
Net derivative gains (losses)	(1,374)	(208)	(575)	(1,584)
Net investment income (loss)	1,355	1,167	2,603	2,377
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	(54)	(15)	(54)	(35)
Other investment gains (losses), net	(17)	(1)	(31)	(20)
Total investment gains (losses), net	(71)	(16)	(85)	(55)
Investment management and service fees	1,272	1,240	2,557	2,518
Other income	294	425	612	683
Total revenues	2,362	3,507	6,938	5,737

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions, except per share data)
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	787	667	1,546	1,344
Remeasurement of liability for future policy benefits	(13)	(7)	(15)	(2)
Change in market risk benefits and purchased market risk benefits	(606)	(132)	66	(1,220)
Interest credited to policyholders’ account balances	796	599	1,474	1,178
Compensation and benefits	592	577	1,193	1,197
Commissions and distribution-related payments	488	463	989	900
Interest expense	61	62	116	119
Amortization of deferred policy acquisition costs	193	169	381	341
Other operating costs and expenses	427	428	1,377	980
Total benefits and other deductions	2,725	2,826	7,127	4,837
Income (loss) from continuing operations, before income taxes	(363)	681	(189)	900
Income tax (expense) benefit	80	(116)	56	(140)
Net income (loss)	(283)	565	(133)	760
Less: Net income (loss) attributable to the noncontrolling interest	66	137	153	240
Net income (loss) attributable to Holdings	(349)	428	(286)	520
Less: Preferred stock dividends	18	26	32	40
Net income (loss) available to Holdings’ common shareholders	$(367)	$402	$(318)	$480

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$(1.21)	$1.24	$(1.04)	$1.47
Diluted	$(1.21)	$1.23	$(1.04)	$1.45
Weighted average common shares outstanding (in millions):
Basic	303.2	324.2	305.5	327.2
Diluted	303.2	327.3	305.5	330.4

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Non-GAAP Operating Earnings	$352	$495	$773	$972

The following table summarizes our Non-GAAP Operating Earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(per share amounts)
Non-GAAP Operating Earnings per common share:
Basic	$1.10	$1.45	$2.43	$2.85
Diluted	$1.10	$1.43	$2.43	$2.82

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Net Income (Loss) Attributable to Holdings
Net income attributable to Holdings decreased $777 million to a net loss of $349 million for the three months ended June 30, 2025 from $428 million net income in the three months ended June 30, 2024. The following notable items were the primary drivers for the change in net income (loss):

Unfavorable items included:
•Net derivative losses increased by $1.2 billion mainly due to higher equity market appreciation during the second quarter 2025 compared to the second quarter 2024.
•Interest credited to policyholders’ account balances increased by $197 million mainly due to growth of account values in our Individual Retirement segment and higher interest expense on funding agreements in Corporate and Other.
•Policyholders’ benefits increased by $120 million mainly due to higher net mortality in our Protection Solutions segment.
•Fee-type revenue decreased by $112 million mainly due to the gain on sale of AB’s Bernstein Research Service in 2024, partially offset by higher investment base advisory fees and distribution revenue from higher average AUM in our Asset Management segment.
•Investment losses increased by $55 million mainly due to fixed maturity sales and mortgage valuation losses.
•Commissions and distribution-related payments increased by $25 million mainly due to higher asset-based commissions and sales volume in our Individual Retirement segment and higher payments for the distribution of AB mutual funds resulting from higher average AUM in our Asset Management segment.
•Amortization of DAC increased by $24 million mainly due to growth in the business from sales momentum in our Individual Retirement segment and a favorable one-time adjustment in 2024 in our Group Retirement segment.
•Compensation, benefits, interest and other operating expenses increased by $13 million mainly due to higher base compensation in our Asset Management segment.
These were partially offset by the following favorable items:
•Change in market risk benefits and purchased market risk benefits decreased by $474 million mainly due to more favorable equity market movements during the second quarter 2025 compared to the second quarter 2024. This was partially offset by less favorable interest rate movements during the second quarter 2025 compared to the second quarter 2024.
•Net investment income increased by $188 million mainly due to higher average asset balances, higher alternative investments, and higher income on seed capital investments, partially offset by lower investment yields.
•Income tax benefit was $80 million for the second quarter 2025 compared to income tax expense of $116 million for the second quarter of 2024 mainly due to a pre-tax loss in the second quarter 2025 compared to pre-tax income in the second quarter 2024.
•Net income attributable to noncontrolling interest decreased by $71 million mainly due to lower pre-tax earnings and an increase in average economic ownership of AB.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings decreased by $143 million to $352 million for the three months ended June 30, 2025 from $495 million in the three months ended June 30, 2024. The following notable items were the primary drivers for the change in Non-GAAP Operating Earnings:
Unfavorable items included:
•Interest credited to policyholders’ account balances increased by $207 million mainly due to growth of account values in our Individual Retirement segment and higher interest expense on funding agreements in Corporate and Other.
•Policyholders’ benefits increased by $120 million mainly due to higher net mortality in our Protection Solutions segment.
•Commissions and distribution-related payments increased by $25 million mainly due to higher asset-based commissions and sales volume in our Individual Retirement segment and higher payments for the distribution of AB mutual funds resulting from higher average AUM in our Asset Management segment.
•Amortization of DAC increased by $24 million mainly due to growth in the business from sales momentum in our Individual Retirement segment and a favorable one-time adjustment in 2024 in our Group Retirement segment.

•Net derivative losses increased $19 million mainly due to higher losses from economically hedging seed capital investments (primarily offset in Net investment income), which was partially offset by gains due to market changes in total return swaps.
These were partially offset by the following favorable items:
•Net investment income increased by $185 million mainly due to higher average asset balances, higher alternative investments, and higher income on seed capital investments, partially offset by lower investment yields.
•Income tax expense decreased by $27 million primarily due to lower pre-tax earnings.
•Net income attributable to the noncontrolling interest decreased by $21 million mainly due to an increase in average economic ownership of AB, partially offset by higher pre-tax earnings.
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Net Income (Loss) Attributable to Holdings
Net income attributable to Holdings decreased $806 million to a net loss of $286 million during the six months ended June 30, 2025 from $520 million income in the six months ended June 30, 2024. The following were notable changes in net income (loss):
Unfavorable items included:
•Change in market risk benefits and purchased market risk benefits increased by $1.3 billion mainly due to a decrease in interest rates in the first six months of 2025 compared to an increase in interest rates in the first six months of 2024, further driven by less favorable equity market movements in the first six months of 2025 compared to the first six months of 2024.
•Compensation, benefits, interest and other operating expenses increased by $390 million mainly due to the Venerable novation loss.
•Interest credited to policyholders’ account balances increased by $296 million mainly due to growth of account values in our Individual Retirement segment, higher average account balances in institutional markets in our Group Retirement segment and higher interest expense on funding agreements in Corporate and Other.
•Policyholders’ benefits increased by $202 million mainly due to higher net mortality in our Protection Solutions segment.
•Commissions and distribution-related payments increased by $89 million mainly due to higher asset-based commissions and sales volumes in our Individual Retirement segment and higher payments to financial intermediaries for the distribution of AB mutual funds resulting from higher average AUM in our Asset Management segment.
•Amortization of DAC increased by $40 million mainly due to growth in our Individual Retirement segment from sales momentum.
•Investment losses increased by $30 million mainly due to fixed maturity sales and mortgage valuation losses.
These were partially offset by the following favorable items:
•Net derivative losses decreased $1.0 billion primarily driven by lower equity market appreciation during the first six months of 2025 compared to the first six months of 2024.
•Net investment income increased by $226 million mainly due to higher average asset balances and higher alternative investment income, partially offset by lower investment yields.
•Income tax benefit was $56 million for the first six months of 2025 compared to income tax expense of $140 million for the first six months of 2024 mainly due to a pre-tax loss in the first six months of 2025 compared to pre-tax income in the first six months of 2024.
•Net income attributable to noncontrolling interest decreased by $87 million mainly due to lower pre-tax earnings and an increase in average economic ownership of AB.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results” for more information regarding assumption updates.

Non-GAAP Operating Earnings
Non-GAAP Operating Earnings decreased by $199 million to $773 million for the six months ended June 30, 2025 from $972 million in the six months ended June 30, 2024. The following were notable changes in Non-GAAP Operating Earnings:
Unfavorable items included:
•Interest credited to policyholders’ account balances increased by $291 million mainly due to growth of account values in our Individual Retirement segment, higher average account balances in institutional markets in our Group Retirement segment and higher interest expense on funding agreements in Corporate and Other.
•Policyholders’ benefits increased by $202 million mainly due to higher net mortality in our Protection Solutions segment.
•Commissions and distribution-related payments increased by $89 million mainly due to higher asset-based commissions and sales volumes in our Individual Retirement segment and higher payments to financial intermediaries for the distribution of AB mutual funds resulting from higher average AUM in our Asset Management segment.
•Amortization of DAC increased by $40 million mainly due to growth in our Individual Retirement segment from sales momentum.
These were partially offset by the following favorable items:
•Net investment income increased by $256 million mainly due to higher average asset balances and higher alternative investment income, partially offset by lower investment yields.
•Fee-type revenue increased by $82 million mainly driven by higher advisory fee type revenue attributed to higher average asset balances combined with increased distribution fees from higher retirement sales in our Asset Management and Wealth Management segments, and higher average Separate Account values from market appreciation in our Group Retirement segment.
•Compensation, benefits, interest expense and other operating costs decreased by $27 million mainly due to lower base compensation and expenses driven by the sale of BRS, and lower office related expenses, partially offset by the recognition of a $21 million incentive grant gain in the prior year related to AB headquarters relocation to Nashville in our Asset Management segment, and higher variable compensation in our Wealth Management segment.
•Income tax expense decreased by $35 million mainly driven by lower pre-tax earnings in 2025.
•Net income attributable to the noncontrolling interest decreased by $20 million mainly due to a decrease in noncontrolling interest and gains from consolidated VIEs.
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

The following table summarizes operating earnings (loss) on our segments and Corporate and Other:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$215	$246	$431	$484
Group Retirement	124	125	254	249
Asset Management	131	101	257	207
Protection Solutions	(58)	72	(75)	116
Wealth Management	51	44	97	87
Legacy	28	28	52	61
Corporate and Other	(139)	(121)	(243)	(232)
Non-GAAP Operating Earnings	$352	$495	$773	$972
Effective Tax Rates by Segment
The following table summarizes income tax expense which was allocated to the Company’s business segments:

	Six Months Ended June 30,
	2025	2024
	(percentages)
Effective Tax Rates by Segment:
Retirement and Protection business (1)	16%	14%
Asset Management	26%	29%
Wealth Management	25%	27%
Consolidated Non-GAAP Operating Earnings	20%	19%
______________
(1)Includes: Individual Retirement, Group Retirement, Protection Solutions and Legacy.
Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.
The following table summarizes operating earnings (loss) of our Individual Retirement segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024 (1)
	(in millions)
Operating earnings (loss)	$215	$246	$431	$484
_____________
(1)Prior periods were updated to reflect the impact of moving payout annuity policies from Legacy to Individual Retirement.

Key components of operating earnings (loss) were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024 (1)
	(in millions)
REVENUES
Policy charges, fee income and premiums	$208	$209	$432	$417
Net investment income	719	593	1,412	1,142
Net derivative gains (losses)	(5)	(6)	(10)	(11)
Investment management, service fees and other income	84	92	169	180
Segment revenues	$1,006	$888	$2,003	$1,728

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$76	$78	$168	$155
Remeasurement of liability for future policy benefits	—	1	(1)	(2)
Interest credited to policyholders’ account balances	408	281	773	529
Commissions and distribution-related payments	101	80	199	157
Amortization of deferred policy acquisition costs	127	111	251	220
Compensation, benefits and other operating costs and expenses	37	51	101	105
Interest expense	—	—	—	—
Segment benefits and other deductions	$749	$602	$1,491	$1,164
_____________
(1)Prior periods were updated to reflect the impact of moving payout annuity policies from Legacy to Individual Retirement.
The following table summarizes AV for our Individual Retirement segment:

	June 30, 2025	December 31, 2024
	(in millions)
AV (1)
General Account	$77,375	$69,020
Separate Accounts	41,207	41,524
Total AV	$118,582	$110,544
_____________
(1)AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV for our Individual Retirement segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024 (1)
	(in millions)
Balance, beginning of period	$109,693	$98,645	$110,544	$92,006
Gross premiums	4,837	4,520	9,414	8,876
Surrenders, withdrawals and benefits	(3,134)	(2,667)	(6,280)	(5,376)
Net flows	1,703	1,853	3,134	3,500
Change in market value and reinvestment and policy charges	2,613	492	3,249	2,415
Change in fair value of embedded derivative instruments	4,573	1,272	1,655	4,341
Balance, end of period	$118,582	$102,262	$118,582	$102,262
Ending embedded derivative	(18,023)	(14,670)	(18,023)	(14,670)
Balance as of end of period net of embedded derivative instruments	$100,559	$87,592	$100,559	$87,592
_____________
(1)Prior periods were updated to reflect the impact of moving payout annuity policies from Legacy to Individual Retirement.

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024 for the Individual Retirement Segment
Operating earnings
Operating earnings decreased $31 million to $215 million during the three months ended June 30, 2025 from $246 million three months ended June 30, 2024. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Interest credited to policyholders’ account balances increased by $127 million mainly due to the growth of account values.
•Commissions and distribution-related payments increased by $21 million mainly due to higher asset-based commissions and sales volumes.
•Amortization of DAC increased by $16 million mainly driven by growth in the business from sales momentum.
These were partially offset by the following favorable items:
•Net investment income increased by $126 million mainly due to higher average asset balances, partially offset by lower investment yields.
Net Flows and AV
•Total AV as of June 30, 2025 was $118.6 billion, an increase of $8.9 billion, compared to March 31, 2025. The increase in AV was primarily due to $7.2 billion of market appreciation and change in fair value of embedded derivative instruments in the second quarter 2025 and $1.7 billion of net inflows.
•Net inflows of $1.7 billion were $150 million lower than in the three months ended June 30, 2024, mainly driven by higher outflows, partially offset by higher gross premiums.
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024 for the Individual Retirement Segment
Operating earnings
Operating earnings decreased $53 million to $431 million during the six months ended June 30, 2025 from $484 million in the six months ended June 30, 2024. The following were notable changes in operating earnings (losses):
Unfavorable items included:
•Interest credited to policyholders’ account balances increased by $244 million mainly due to growth of account values.
•Commissions and distribution-related payments increased by $42 million mainly due to higher asset-based commissions and sales volumes.
•Amortization of DAC increased by $31 million mainly due to growth in the business from sales momentum.
•Policyholders’ benefits increased by $13 million mainly due to growth in the payout business, offset by higher premiums.
These were partially offset by the following favorable items:
•Net investment income increased by $270 million mainly due to higher average asset balances, partially offset by lower investment yields.
Net Flows and AV
•The increase in AV of $8.0 billion in the six months ended June 30, 2025 was driven by an increase in investment performance as a result of market depreciation and change in fair value of embedded derivative instruments of $4.9 billion in the six months ended June 30, 2025 and net inflows of $3.1 billion.

•Net inflows of $3.1 billion were $0.4 billion lower than in the six months ended June 30, 2024, mainly driven by higher outflows in the six months ended June 30, 2025.
Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses.
The following table summarizes operating earnings (loss) of our Group Retirement segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Operating earnings (loss)	$124	$125	$254	$249
Key components of operating earnings (loss) are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
REVENUES
Policy charges, fee income and premiums	$80	$79	$162	$152
Net investment income	154	139	305	280
Net derivative gains (losses)	—	—	—	—
Investment management, service fees and other income	75	65	158	142
Segment revenues	$309	$283	$625	$574

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders’ account balances	68	56	$131	$108
Commissions and distribution-related payments	44	45	87	89
Amortization of deferred policy acquisition costs	16	8	31	23
Compensation, benefits and other operating costs and expenses	32	29	74	64
Segment benefits and other deductions	$160	$138	$323	$284
The following table summarizes AV and AUA for our Group Retirement segment:

	June 30, 2025	December 31, 2024
	(in millions)
AV and AUA
General Account	$10,038	$9,341
Separate Accounts and Mutual Funds	32,822	31,313
Total AV and AUA (1)	$42,860	$40,654
____________
(1)    AV presented are net of reinsurance.

The following table summarizes a roll-forward of AV and AUA for our Group Retirement segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Balance, beginning of period	$39,914	$38,490	$40,654	$36,471
Gross Premiums	1,328	1,570	2,803	2,588
Surrenders, withdrawals and benefits	(1,111)	(1,162)	(2,394)	(2,312)
Net flows	217	408	409	276
Change in market value and reinvestment and policy charges	2,690	362	1,776	2,490
Change in fair value of embedded derivative instruments	39	7	21	30
Balance, end of period	$42,860	$39,267	$42,860	$39,267
Ending embedded derivative	(74)	(76)	(74)	(76)
Balance as of end of period net of embedded derivative instruments	$42,786	$39,191	$42,786	$39,191
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024 for the Group Retirement Segment
Operating earnings
Operating earnings decreased by $1 million to $124 million during the three months ended June 30, 2025 from $125 million in the three months ended June 30, 2024. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Interest credited to policyholders’ account balances increased by $12 million mainly due to higher average institutional account balances (offset in Net investment income).
•Amortization of DAC increased by $8 million mainly due to a favorable one-time adjustment in 2024.
These were partially offset by the following favorable items:
•Net investment income increased by $15 million due to higher income primarily from higher average asset balances and higher alternative investment income, partially offset by lower investment yields.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results” for more information regarding assumption updates.
Net Flows and AV
•The increase in AV of $2.9 billion in the three months ended June 30, 2025 was driven primarily by equity market appreciation of $2.7 billion and net inflows of $217 million.
•Net inflows of $217 million for the three months ended June 30, 2025 decreased by $191 million compared to the three months ended June 30, 2024, larger institutional lump sum premiums in 2024, partially offset by higher net flows in tax-exempt and corporate markets.
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024 for the Group Retirement Segment
Operating earnings
Operating earnings increased by $5 million to $254 million during the six months ended June 30, 2025 from $249 million during the six months ended June 30, 2024. The following were notable changes in operating earnings (losses):
Favorable items included:

•Fee-type revenue increased by $26 million primarily due to higher average Separate Account values from market appreciation.
•Net investment income increased by $25 million due to higher average asset balances and higher alternative investment income, partially offset by lower investment yields.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $23 million mainly due to higher average account balances in institutional markets (offset in Net investment income).
•Compensation, benefits and other operating costs and expenses increased by $10 million mainly due to higher corporate support functions expense and higher capitalization in 2024.
•Amortization of DAC increased by $8 million mainly due to a favorable one-time adjustment in 2024.
Net Flows and AV
•The increase in AV of $2.2 billion in the six months ended June 30, 2025 was primarily driven by equity market appreciation and net inflows of $409 million.
•Net inflows of $409 million for the six months ended June 30, 2025 improved by $133 million compared to the six months ended June 30, 2024, mainly driven by large institutional lump sum premiums and higher flows in the tax-exempt and corporate markets, partially offset by lower flows in other markets.
Asset Management
The Asset Management segment provides diversified investment management and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our average economic interest in AB of approximately 69%, 65%, 61% and 61% during the three and six months ended June 30, 2025 and 2024, respectively. The increase in economic interest was due to the purchase of AB Holding Units relating to the AB Tender Offer completed on April 3, 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Operating earnings (loss)	$131	$101	$257	$207

Key components of operating earnings (loss) were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
REVENUES
Net investment income (loss)	$22	$7	$25	$15
Net derivative gains (losses)	(11)	(1)	(24)	(6)
Investment management, service fees and other income	1,083	1,045	2,181	2,135
Segment revenues	$1,094	$1,051	$2,182	$2,144

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution related payments	$197	$180	$398	$353
Compensation, benefits and other operating costs and expenses	625	621	1,232	1,276
Interest expense	9	12	16	29
Segment benefits and other deductions	$831	$813	$1,646	$1,658

Changes in AUM in the Asset Management segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in billions)
Balance, beginning of period	$784.5	$758.7	$792.2	$725.2
Long-term flows
Sales/new accounts	27.9	31.9	64.0	64.5
Redemptions/terminations	(30.7)	(25.7)	(60.4)	(50.8)
Cash flow/unreinvested dividends	(3.9)	(5.3)	(7.9)	(12.3)
Net long-term (outflows) inflows	(6.7)	0.9	(4.3)	1.4
Market appreciation (depreciation)	51.3	9.9	41.2	42.9
Net change	44.6	10.8	36.9	44.3
Balance, end of period	$829.1	$769.5	$829.1	$769.5

Average AUM in the Asset Management segment for the periods presented by distribution channel and investment services were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in billions)
Distribution Channel:
Institutions	$329.0	$319.6	$327.5	$318.2
Retail	331.3	308.0	334.1	301.7
Private Wealth	139.2	127.9	138.9	125.7
Total	$799.5	$755.5	$800.5	$745.6

Investment Service:
Equity Actively Managed	$258.5	$259.7	$261.7	$255.9
Equity Passively Managed (1)	67.8	64.2	68.5	63.9
Fixed Income Actively Managed – Taxable	210.2	212.9	210.7	211.0
Fixed Income Actively Managed – Tax-exempt	78.6	64.7	78.1	63.5
Fixed Income Passively Managed (1)	10.1	11.0	10.2	11.1
Alternatives/Multi-Asset Solutions (2)	174.3	143.0	171.3	140.2
Total	$799.5	$755.5	$800.5	$745.6
____________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity of fixed income services.
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024 for the Asset Management Segment
Operating earnings
Operating earnings increased $30 million to $131 million during the three months ended June 30, 2025 from $101 million during the three months ended June 30, 2024. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Fee-type revenue increased by $38 million primarily due to higher investment base advisory fees and higher distribution revenue from higher average AUM, partially offset by lower revenue from performance fees.

•Net investment income increased by $15 million mainly due to higher gains from seed capital investments (partially offset by Net derivative losses).
•Net income attributable to noncontrolling interest decreased by $11 million due to an increase in average economic ownership of AB, partially offset by higher pre-tax earnings.
These were partially offset by the following unfavorable items included:
•Commissions and distribution-related payments increased by $17 million mainly due to higher payments for the distribution of AB mutual funds resulting from higher average AUM.
•Net derivative losses increased by $10 million mainly due to higher losses from economically hedging seed capital investments (primarily offset by Net investment income), which was partially offset by gains due to market changes in total return swaps.
Long-Term Net Flows and AUM
•Total AUM as of June 30, 2025 was $829.1 billion, up $44.6 billion or 5.7%, compared to March 31, 2025. During the second quarter 2025, AUM increased as a result of market appreciation of $51.3 billion, partially offset by net outflows of $6.7 billion. Market appreciation was attributed to Retail of $25.4 billion, Institutions of $17.4 billion, and Private Wealth of $8.5 billion. Net outflows were due to Retail net outflows of $4.8 billion, Institutions net outflows of $1.5 billion and Private Wealth net outflows of $0.4 billion.
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024 for the Asset Management Segment
Operating earnings
Operating earnings increased $50 million to $257 million during the six months ended June 30, 2025 from $207 million in the six months ended June 30, 2024. The following were notable changes in operating earnings (losses):
Favorable items included:
•Compensation, benefits, interest expense and other operating costs decreased by $57 million mainly due to lower base compensation and other expenses driven by the sale of BRS, lower interest expense from lower weighted average borrowings, and lower office related expenses, partially offset by the recognition of a $21 million incentive grant gain in the prior year related to AB headquarters relocation to Nashville.
•Fee-type revenue increased by $46 million primarily due to higher investment base advisory fees and higher distribution revenue from higher average AUM, partially offset by lower revenue from BRS due to the sale of this business completed during April 2024.
•Net investment income increased by $10 million mainly due to higher gains from seed capital investments (offset by Net derivative losses).
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $45 million mainly due to higher payments to financial intermediaries for the distribution of AB mutual funds resulting from higher average AUM.
•Net derivative losses increased by $18 million mainly due to higher losses from economically hedging seed capital investments (partially offset by Net investment income) and market changes in total return swaps.
Long-Term Net Flows and AUM
•Total AUM as of June 30, 2025 was $829.1 billion, up $36.9 billion, or 4.7%, compared to December 31, 2024. The increase is primarily the result of market appreciation of $41.2 billion, partially offset by net outflows of $4.3 billion. Market depreciation of $41.2 billion is attributed to Institutions of $19.0 billion, Retail of $14.4 billion and Private Wealth of $7.8 billion. Net outflows were driven by Retail net outflows of $3.9 billion and Institutions net outflows of $0.8 billion, partially offset by Private Wealth net inflows of $0.4 billion.

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
The following table summarizes operating earnings (loss) of our Protection Solutions segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Operating earnings (loss)	$(58)	$72	$(75)	$116
Key components of operating earnings (loss) were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
REVENUES
Policy charges, fee income and premiums	$529	$532	$1,063	$1,060
Net investment income	257	260	508	516
Net derivative gains (losses)	—	(1)	1	(1)
Investment management, service fees and other income	39	43	79	83
Segment revenues	$825	$834	$1,651	$1,658

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$603	$473	$1,159	$960
Remeasurement of liability for future policy benefits	(4)	(11)	(6)	(15)
Interest credited to policyholders’ account balances	145	128	266	256
Commissions and distribution related payments	41	43	83	83
Amortization of deferred policy acquisition costs	32	32	64	62
Compensation, benefits and other operating costs and expenses	77	86	171	178
Interest expense	—	—	2	—
Segment benefits and other deductions	$894	$751	$1,739	$1,524
The following table summarizes Protection Solutions Reserves for our Protection Solutions segment:

	June 30, 2025	December 31, 2024
	(in millions)
Protection Solutions Reserves (1)
General Account	$18,149	$18,171
Separate Accounts	19,558	18,753
Total Protection Solutions Reserves	$37,707	$36,924
_______________
(1)Does not include Protection Solutions Reserves for our EB business as it is a scaling business and therefore has immaterial in-force policies.

The following table presents our in-force face amounts for our individual life insurance products:

	June 30, 2025	December 31, 2024
	(in billions)
In-force face amount by product: (1)
Universal Life (2)	$37.2	$38.5
Indexed Universal Life	25.7	26.2
Variable Universal Life (3)	142.4	141.6
Term	198.2	201.8
Whole Life	1.0	1.1
Total in-force face amount	$404.5	$409.2
_______________
(1)Includes individual life insurance and does not include EB as it is a scaling business and therefore has immaterial in-force policies.
(2)UL includes GUL.
(3)VUL includes VL and COLI.
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024 for the Protection Solutions Segment
Operating earnings (loss)
Operating earnings decreased by $130 million to an operating loss of $58 million during the three months ended June 30, 2025 from operating earnings of $72 million in the three months ended June 30, 2024. The following notable items were the primary drivers of the change in operating earnings (losses):
Unfavorable items included:
•Policyholders’ benefits increased by $130 million mainly due to higher net mortality.
•Interest credited to policyholders’ account balances increased by $17 million mainly due to a one-time adjustment to amounts credited to reserves related to the MSO feature.
These were partially offset by the following favorable items:
•Income tax benefits was $11 million for the three months ended June 30, 2025 compared to income tax expense of $12 million for the three months ended June 30, 2024 primarily due to the change in pre-tax earnings.
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024 for the Protection Solutions Segment
Operating earnings (loss)
Operating earnings decreased $191 million to an operating loss of $75 million during the six months ended June 30, 2025 from operating earnings of $116 million in the six months ended June 30, 2024. The following were notable changes in operating earnings (losses):
Unfavorable items included:
•Policyholders’ benefits increased by $199 million mainly due to higher net mortality.
•Interest credited to policyholders’ account balances increased by $10 million mainly due to a one-time adjustment to amounts credited to reserves related to the MSO feature.
•Remeasurement of liability for future policy benefits increased by $9 million mainly due to lower claims in the first six months of 2024 as compared to the first six months of 2025.
•Net investment income decreased by $8 million mainly due to lower investment yields.

These were partially offset by the following favorable items:
•Income tax benefit was $14 million for the six months ended June 30, 2025 compared to income tax expense of $19 million for the six months ended June 30, 2024 primarily due to the change in pre-tax earnings.
Wealth Management
The Wealth Management segment is an emerging leader in the wealth management space with a differentiated advice value proposition that offers discretionary and non-discretionary investment advisory accounts, financial planning and advice, life insurance, and annuity products.
The following table summarizes operating earnings (loss) of our Wealth Management segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Operating earnings (loss)	$51	$44	$97	$87

Key components of operating earnings (loss) were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
REVENUES
Net investment income	$2	$4	$5	$8
Investment management, service fees and other income	469	438	929	857
Segment revenues	$471	$442	$934	$865

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution-related payments	$296	$282	$589	$542
Compensation, benefits and other operating costs and expenses	106	99	215	204
Segment benefits and other deductions	$402	$381	$804	$746
The following table summarizes revenue by activity type for our Wealth Management segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Revenue by Activity Type
Investment management, service fees and other income:
Investment management and advisory fees	$184	$161	$365	$311
Distribution fees	268	260	531	513
Interest income	11	12	22	25
Service and other income	6	5	11	8
Total Investment management, service fees and other income	$469	$438	$929	$857

The following table summarizes a roll-forward of AUA for our Wealth Management segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Total Wealth Management Assets
Advisory assets:
Beginning, beginning of period	$66,795	$57,923	$65,839	$54,978
Net new assets	2,027	1,602	4,008	1,563
Market appreciation (depreciation)	4,471	609	3,446	3,593
Advisory ending assets	$73,293	$60,134	$73,293	$60,134

Brokerage and direct assets	36,972	$34,652	$36,972	$34,652

Balance, end of period (1)	$110,265	$94,786	$110,265	$94,786
_____________
(1)Some operating metrics have been revised for prior periods. Net New Assets consist of total client deposits into advisory accounts less total client withdrawals from advisory accounts, plus dividends, plus interest, minus advisory fees. AUA reflects adjusted balances with no financial impact.
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024 for the Wealth Management Segment
Operating earnings
Operating earnings increased by $7 million to $51 million during the three months ended June 30, 2025 from $44 million in the three months ended June 30, 2024. The following were notable changes in operating earnings:
Favorable items included:
•Investment management, service fees and other income increased by $31 million mainly due to higher advisory fee type revenue attributed to higher average assets balances combined with increased distribution fees from higher retirement sales.
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $14 million mainly due to higher distribution and advisory fee type revenue from higher retirement sales and average asset balances.
•Compensation, benefits and other operating costs and expenses increased by $7 million mainly due to higher variable compensation from higher sales.
Net Flows and AV
•The increase in AUA of $6.5 billion in the three months ended June 30, 2025 was mainly driven by market appreciation and strong advisory net flows of $2.0 billion.
•Advisory net inflows of $2.0 billion were $425 million higher than in the three months ended June 30, 2024 mainly driven by increased sales.
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024 for the Wealth Management Segment
Operating earnings
Operating earnings increased $10 million to $97 million during the six months ended June 30, 2025 compared to $87 million in the six months ended June 30, 2024. The following were notable changes in operating earnings:

Favorable items included:
•Investment management, service fees and other income increased by $72 million mainly due to higher advisory fee type revenue attributed to higher average asset balances combined with increased distribution fees from higher retirement sales.
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $47 million mainly due to higher distribution and advisory fee-type revenue from higher retirement sales and average asset balances.
•Compensation, benefits and other operating costs and expenses increased by $11 million mainly due to mainly due to higher variable compensation from higher sales.
Net Flows and AUA
•The increase in AUA of $7.5 billion in the six months ended June 30, 2025 was mainly driven by strong advisory net flows of $4.0 billion and market appreciation.
•Net new assets of $4.0 billion were $2.4 billion higher than in the six months ended June 30, 2024 driven by higher inflows.
Legacy
The Legacy segment consists of our capital intensive fixed-rate GMxB business written prior to 2011.
The following table summarizes operating earnings (loss) of our Legacy segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024 (1)
	(in millions)
Operating earnings (loss)	$28	$28	$52	$61
_____________
(1)Prior periods were updated to reflect the impact of moving payout annuity policies from Legacy to Individual Retirement.
Key components of operating earnings (loss) were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024 (1)
	(in millions)
REVENUES
Policy charges, fee income and premiums	$17	$8	$36	$20
Net investment income	14	14	23	30
Investment management, service fees and other income	69	95	161	196
Segment revenues	$100	$117	$220	$246

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders’ account balances	9	8	16	17
Commissions and distribution-related payments	29	40	65	80
Amortization of deferred policy acquisition costs	15	15	30	31
Compensation, benefits and other operating costs and expenses	13	22	47	47
Segment benefits and other deductions	$66	$85	$158	$175
_____________
(1)Prior periods were updated to reflect the impact of moving payout annuity policies from Legacy to Individual Retirement.

The following table summarizes AV for our Legacy segment:

	June 30, 2025	December 31, 2024
	(in millions)
AV (1)
General Account	$422	$447
Separate Accounts	20,068	20,911
Total AV	$20,490	$21,358
_______________
(1)AV presented are net of reinsurance.
The following table summarizes a roll-forward of AV for our Legacy segment net of the Venerable transaction:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024 (1)
	(in millions)
Balance, beginning of period	$19,912	$22,514	$21,358	$21,840
Gross Premiums	56	47	105	89
Surrenders, withdrawals and benefits	(636)	(714)	(1,404)	(1,414)
Net flows	(580)	(667)	(1,299)	(1,325)
Investment performance, interest credited and policy charges	1,158	56	431	1,388
Balance, end of period	$20,490	$21,903	$20,490	$21,903
_____________
(1)Prior periods were updated to reflect the impact of moving payout annuity policies from Legacy to Individual Retirement.

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024 for the Legacy Segment
Operating earnings
Operating earnings were flat at $28 million during the three months ended June 30, 2025 and in the three months ended June 30, 2024. This was primarily driven by lower fee-type revenue offset by lower expenses as the business continues to run-off.
Net Flows and AV
•The increase in AV of $578 million in the three months ended June 30, 2025 was driven by positive investment performance of $1.2 billion, partially offset by net outflows of $580 million.
•Net outflows of $580 million were $87 million lower than in the three months ended June 30, 2024, mainly driven by lower surrenders.
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024 for the Legacy Segment
Operating earnings
Operating earnings decreased $9 million to $52 million during the six months ended June 30, 2025 from $61 million in the six months ended June 30, 2024. The following were notable changes in operating earnings (losses):
Unfavorable items included:
•Fee-type revenue decreased by $19 million mainly driven by the runoff of unprofitable GMxB business.
These were partially offset by the following favorable items:

•Commissions and distribution-related payments decreased by $15 million mainly due to business runoff.
Net Flows and AV
•The decrease in AV of $0.9 billion in the six months ended June 30, 2025 was driven by net outflows of $1.3 billion, partially offset by market appreciation of $0.4 billion.
•Net outflows of $1.3 billion were $26 million lower than in the six months ended June 30, 2024, mainly driven by higher deposits.
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
The following table summarizes operating earnings (loss) of Corporate and Other:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Operating earnings (loss)	$(139)	$(121)	$(243)	$(232)
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

	Three Months Ended June 30,
	2025			2024
	Yield		Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	4.35%		$931	4.31%	$839
Ending assets			86,509		79,124
Mortgages:
Income (loss)	4.87%		256	5.10%	238
Ending assets			21,536		18,802
Other Equity Investments: (1)
Income (loss)	5.28%	a	47	6.23%	55
Ending assets			3,571		3,598
Trading Securities:
Income (loss)	12.80%		21	1.46%	2
Ending assets			723		495
Policy Loans:
Income (loss)	4.79%		52	5.24%	55
Ending assets			4,355		4,247
Cash and Short-term Investments:
Income (loss)	4.22%		86	5.58%	90
Ending assets			12,239		5,817
Total:
Investment income (loss)	4.52%		1,393	4.60%	1,279
Less: investment fees (3)	(0.16)%		(49)	(0.17)%	(47)
Investment Income, Net	4.36%		1,344	4.43%	1,232
Ending Net Assets			$128,933		$112,083

	Six Months Ended June 30,				Year Ended December 31
	2025		2024		2024
	Yield	Amount (2)	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	4.37%	$1,859	4.36%	$1,648	4.39%	$3,447
Ending assets		86,509		79,124		84,202
Mortgages:
Income (loss)	4.99%	516	5.10%	473	5.14%	973
Ending assets		21,536		18,802		20,072
Other Equity Investments: (1)
Income (loss)	5.75%	101	6.23%	110	5.75%	203
Ending assets		3,571		3,598		3,495
Trading Securities:
Income (loss)	9.47%	29	0.73%	2	5.07%	16
Ending assets		723		495		527
Policy Loans:
Income (loss)	4.93%	107	5.23%	110	5.31%	225
Ending assets		4,355		4,247		4,330
Cash and Short-term Investments: (3)
Income (loss)	4.26%	126	4.78%	146	4.89%	266
Ending assets		12,239		5,817		3,259
Total:
Investment income (loss)	4.56%	2,738	4.59%	2,489	4.63%	5,130
Less: investment fees	(0.16)%	(97)	(0.16)%	(88)	(0.16)%	(180)
Investment Income, Net	4.40%	2,641	4.43%	2,401	4.46%	4,950
Ending Net Assets		$128,933		$112,083		$115,885
_____________
(1)Includes, as of June 30, 2025, June 30, 2024 and December 31, 2024 respectively, $364 million, $371 million and $431 million of other invested assets. Amounts for certain consolidated VIE investments are shown net of associated non-controlling interest.
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
AFS Fixed Maturities by Industry
The following table sets forth these fixed maturities by industry category along with their associated gross unrealized gains and losses:

AFS Fixed Maturities by Industry (1)

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(Dollars in millions)
As of June 30, 2025
Corporate Securities:
Finance	$15,524	$—	$126	$1,249	$14,401	18%
Manufacturing	11,894	—	116	1,418	10,592	13
Utilities	8,423	—	83	885	7,621	10
Services	7,876	3	116	889	7,100	9
Energy	2,635	—	26	282	2,379	3
Retail and wholesale	3,771	—	54	336	3,489	4
Transportation	2,569	—	52	280	2,341	3
Other	415	—	2	51	366	—
Total corporate securities	53,107	3	575	5,390	48,289	60
U.S. government	5,983	—	3	1,467	4,519	6
Residential mortgage-backed (2)	5,506	—	60	110	5,456	7
Preferred stock	54	—	4	—	58	—
State & political	423	—	2	71	354	—
Foreign governments	690	—	2	117	575	1
Commercial mortgage-backed	4,839	—	20	303	4,556	6
Asset-backed securities (3)	15,907	—	120	50	15,977	20
Total	$86,509	$3	$786	$7,508	$79,784	100%

As of December 31, 2024
Corporate Securities:
Finance	$16,080	$1	$46	$1,494	$14,631	18%
Manufacturing	12,499	—	37	1,583	10,953	14
Utilities	8,476	—	44	1,004	7,516	10
Services	8,899	1	55	1,075	7,878	10
Energy	2,546	—	15	318	2,243	3
Retail and wholesale	2,979	—	34	258	2,755	4
Transportation	1,559	—	11	156	1,414	2
Other	1,665	—	9	225	1,449	2
Total corporate securities	54,703	2	251	6,113	48,839	63
U.S. government	5,801	—	—	1,513	4,288	6
Residential mortgage-backed (2)	4,520	—	15	152	4,383	6
Preferred stock	56	—	3	—	59	—
State & political	472	—	2	88	386	1
Foreign governments	689	—	1	136	554	1
Commercial mortgage-backed	4,301	—	5	385	3,921	5
Asset-backed securities (3)	13,660	—	96	57	13,699	18
Total	$84,202	$2	$373	$8,444	$76,129	100%
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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating:
AFS Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of June 30, 2025
1................................	Aaa, Aa, A	$58,605	$—	$433	$4,826	$54,212
2................................	Baa	26,271	—	339	2,617	23,993
	Investment grade	84,876	—	772	7,443	78,205
3................................	Ba	789	—	6	47	748
4................................	B	715	—	7	8	714
5................................	Caa	116	1	1	10	106
6................................	Ca, C	13	2	—	—	11
	Below investment grade	1,633	3	14	65	1,579
Total Fixed Maturities		$86,509	$3	$786	$7,508	$79,784

As of December 31, 2024:
1................................	Aaa, Aa, A	$56,266	$—	$210	$5,342	$51,134
2................................	Baa	26,255	—	147	3,043	23,359
	Investment grade	82,521	—	357	8,385	74,493
3................................	Ba	810	—	5	38	777
4................................	B	663	—	7	7	663
5................................	Caa	187	1	3	13	176
6................................	Ca, C	21	1	1	1	20
	Below investment grade	1,681	2	16	59	1,636
Total Fixed Maturities		$84,202	$2	$373	$8,444	$76,129

Mortgage Loans
The mortgage portfolio primarily consists of commercial, agricultural, and residential mortgage loans. The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The commercial mortgage loan portfolio is backed by high quality properties located in primary markets typically owned by experienced institutional investors with a demonstrated ability to manage their assets through business cycles. Our commercial loan portfolio is monitored on an ongoing basis, assigning credit quality ratings for each loan, with the particular emphasis on loans that are scheduled to mature in the next 12 to 24 months. Scheduled maturities for full year 2025 and 2026, respectively are $2.1 billion and $2.3 billion, or 12% and 13% of the commercial mortgage portfolio. The commercial mortgage portfolio consists of 83% fixed rate loans and 17% floating rate loans. For floating rate loans, the borrower is typically required to purchase an interest rate cap to the scheduled maturity of the loan to protect against rising rates.

Commercial mortgage loans are evaluated annually to determine a current LTV ratio. Property financial statements, current rent roll, lease maturities, tenant creditworthiness, property physical inspections, and forecasted leasing market strength are used to develop projected cash flows. A discounted cash flow methodology which incorporates market data is used to determine property values. The average LTV ratio at origination provided by a certified appraisal firm was 54%. The average LTV ratio was 67% and 67% at June 30, 2025 and December 31, 2024, respectively, which reflects the most recent opinion of value on the underlying collateral.
We use AB CarVal to invest in residential whole loans and other private investments. These investments allow us to leverage AB CarVal’s expertise in asset classes where we are looking to increase exposure. The residential mortgage portfolio primarily consists of purchased closed end, amortizing residential mortgage loans. The investment strategy for the mortgage loan portfolio emphasizes high credit quality borrowers, conservative LTV ratios, superior ability to repay and geographic diversification.
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
The tables below show the breakdown of the amortized cost of the General Account’s investments in mortgage loans by geographic region and property type:
Mortgage Loans by Region and Property Type

	June 30, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
By Region:
U.S. Regions:
Pacific	$5,811	27%	$5,517	27%
Middle Atlantic	4,313	20	3,861	19
South Atlantic	3,445	16	3,130	15
East North Central	1,437	6	1,183	6
Mountain	1,546	7	1,510	7
West North Central	965	4	953	5
West South Central	1,738	8	1,674	8
New England	941	4	925	5
East South Central	854	4	822	4
Total U.S.	21,050	96	19,575	96
Other Regions:
Europe	791	4	775	4
Total Other	791	4	775	4
Total Mortgage Loans	$21,841	100%	$20,350	100%

By Property Type:
Office	$4,644	21%	$4,711	23%
Multifamily	8,199	38	7,397	36
Agricultural loans	2,592	12	2,568	13
Retail	653	3	627	3
Industrial	2,528	12	2,310	11
Hospitality	784	4	720	4
Residential	1,489	7	1,066	5
Other	952	3	951	5
Total Mortgage Loans	$21,841	100%	$20,350	100%

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
At June 30, 2025 and December 31, 2024, the fair value of alternative investments was $3.1 billion and $3.0 billion respectively. Alternative investments were 2.3% and 2.4% of cash and invested assets at June 30, 2025 and December 31, 2024, respectively.
Alternative Investments (1)

	June 30, 2025		December 31, 2024
	Fair Value	%	Fair Value	%
	(in millions)
Private Equity	$1,637	52%	$1,568	52%
Private Debt	260	8	260	9
Infrastructure	231	7	211	7
Real Estate	672	22	652	22
Hedge Funds	60	2	57	2
Other (2)	266	9	263	8
Total (3)	$3,126	100%	$3,011	100%
_____________
(1)Reported in Other Equity Investments in the consolidated balance sheets.
(2)Includes CLO equity, co-investments and investments in other strategies. CLO equity investments are consolidated and assets are reported in Fixed Maturities, at fair value using the fair value option in the consolidated balance sheets.
(3)Includes $973 million and $812 million of non-General Account assets as of June 30, 2025 and December 31, 2024, respectively.
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
On June 1, 2025 Equitable Financial Bermuda RE Ltd. (“Equitable Bermuda”) entered into an indemnity reinsurance agreement with Equitable America assuming EQUI-VEST variable annuity contracts issued outside the State of New York prior to February 1, 2023. Net retained general account liabilities were reinsured to Equitable Bermuda on a coinsurance funds withheld basis, while Separate Account liabilities relating to such variable annuity contracts were reinsured to Equitable Bermuda on a modified coinsurance basis. Equitable Bermuda’s obligations under the treaty are secured through Equitable America’s retention of certain assets supporting the reinsured liabilities. In exchange for Equitable Bermuda’s agreement to assume these liabilities, the Bermuda Monetary Authority and the Arizona Department of Insurance and Financial Institutions each approved the treaty.
On February 24, 2025, Holdings commenced the AB Tender Offer to purchase up to 46 million AB Holding Units at a price of $38.50 per unit, less any applicable tax withholding, for an aggregate purchase price of $1.8 billion. On April 3, 2025, Holdings purchased 19.7 million AB Holdings Units pursuant to the AB Tender Offer for an aggregate cost of $758 million. The AB Holdings Units accepted for purchase represent approximately 17.9% of the outstanding units as of March 31, 2025. On July 10, 2025, AB and Holdings entered into an Amended and Restated Master Exchange Agreement to increase the AB Units that remain available for exchange from 4.8 million AB Units to 19.7 million AB Units, and Holdings exchanged 19.7 million AB Holding Units for an equal number of limited partnership interests in ABLP. After giving effect to the exchange Holdings continues to own approximately 68.6% of the economic interest in AB.

Separately, our Board approved an additional $1.5 billion of share repurchases under its share repurchase program. The repurchase program does not obligate Holdings to purchase any particular number of shares. As of June 30, 2025, Holdings had authorized capacity of approximately $1.5 billion remaining in its share repurchase program. See Note 13 of the Notes to the Consolidated Financial Statements for additional details on the repurchase program.
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
Sources and Uses of Holding Company Highly Liquid Assets
The following table sets forth Holdings’ principal sources and uses of highly liquid assets:

	Six Months Ended June 30,
	2025	2024
	(in millions)
Highly Liquid Assets, beginning of period	$1,982	$1,998
Dividends from subsidiaries	327	338
Issuance of loans to affiliates	—	—
Capital contribution from parent company	—	—
Capital contributions to subsidiaries	—	—
M&A Activity	—	—
Purchase of AllianceBernstein Units	(758)	—
Total Business Capital Activity	(431)	338

Purchase of treasury shares	(497)	(500)
Retirement of treasury shares	—	—
Shareholder dividends paid	(156)	(151)
Total Share Repurchases, Dividends and Acquisition Activity	(653)	(651)

Issuance/(redemption) of preferred stock	(279)	—
Preferred stock dividend	(32)	(40)
Total Preferred Stock Activity	(311)	(40)

Issuance of long-term debt	500	600
Repayment of long-term debt	—	(570)
Total External Debt Activity	500	30

Proceeds from loans from affiliates	—	—
Net decrease (increase) in existing facilities to affiliates (1)	60	281

	Six Months Ended June 30,
	2025	2024
	(in millions)
Total Affiliated Debt Activity	60	281

Interest paid on external debt and P-Caps	(106)	(114)
Others, net	(15)	88
Total Other Activity	(121)	(26)

Net increase (decrease) in highly liquid assets	(956)	(68)
Highly Liquid Assets, end of period	$1,026	$1,930
_______________
(1)     Represents net activity of draws and repayments of existing credit facilities between Holdings and affiliates.
Capital Contribution to Our Subsidiaries
Holdings did not make any capital contributions to its subsidiaries during the six months ended June 30, 2025.
Loans from Our Subsidiaries
There were no new loans from our subsidiaries during the six months ended June 30, 2025.
Cash Distributions from Our Non-Insurance Subsidiaries
During the six months ended June 30, 2025, Holdings received cash distributions of $283 million from AB and $44 million from the investment management contracts with EFIM and EIM.
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
As of June 30, 2025, Holdings and its non-insurance company subsidiaries hold approximately 179.5 million AB Units, 19.8 million AB Holding Units and the 1% General Partnership interest in ABLP.
As of June 30, 2025, the ownership structure of ABLP, including AB Units outstanding as well as the General Partner’s 1% interest, was as follows:

Owner	Percentage Ownership
EQH and its subsidiaries	61.9%
AB Holding	37.5
Unaffiliated holders	0.6
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 68.6% economic interest in AB as of June 30, 2025.
Holdings Credit Facilities
On July 29, 2025, Holdings entered into a new Revolving Credit Agreement with respect to a $1.0 billion five-year senior unsecured revolving credit facility (the “Credit Facility”), and terminated the Amended and Restated Revolving Credit Agreement, dated as of June 24, 2021, as amended.
The Credit Facility may provide significant support to our liquidity position when alternative sources of credit are limited. In addition to the Credit Facility, we have letter of credit facilities with an aggregate principal amount of approximately $1.9 billion (the “LOC Facilities”), primarily to be used to support our life insurance business reinsured to EQ AZ Life Re in April 2018. In June 2021, Holdings entered into amendments with each of the issuers of its bilateral letter of credit facilities to effect changes similar to those effected in the then-effective revolving credit facility. The respective facility limits of the bilateral letter of credit facilities remained unchanged. On May 12, 2023, the Company entered into an amendment to the LOC Facilities to replace remaining LIBOR-based benchmark rates with Secured Overnight Financial Rate (“SOFR”) based benchmark rates and to make certain other conforming changes.
In connection with the commencement of the AB Tender Offer described in the precedent paragraph, Holdings entered into the Term Loan Agreement with respect to the Term Loan. The Term Loan was intended to be used, along with available cash and cash equivalents, to fund the AB Tender Offer and related fees and expenses. The Term Loan was available to be drawn at any time on or prior to April 24, 2025 and would have matured 364 days from the date of funding. However, on April 15, 2025, Holdings elected not to request any such Term Loan, as it was unnecessary to fund the AB Tender Offer, and the Term Loan Agreement was terminated effective April 3, 2025. See Note 14 of the Notes to the Consolidated Financial Statements for additional details.
The Credit Facility and LOC Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of certain indebtedness that may be incurred by our subsidiaries and the dollar amount of certain secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Credit Facility and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of June 30, 2025, we were in compliance with the covenants under the Credit Facility and LOC Facilities.
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
Dividends Declared and Paid
The declaration and payment of future dividends is subject to the discretion of our Board and depends on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by Holdings’ insurance subsidiaries and other factors deemed relevant by the Board.
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
FABN
Under the FABN program, Equitable Financial and Equitable America may issue funding agreements in U.S. dollar or other foreign currencies.
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
AB Commercial Paper
As of June 30, 2025 and December 31, 2024 AB had $0 million of commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings for the commercial paper outstanding during the second quarter 2025 and full year 2024 were $184 million and $268 million, respectively, with weighted average interest rates of approximately 4.4% and 5.4%, respectively.
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
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of June 30, 2025, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
Amounts under the Credit Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. Voluntary pre-payments and commitment reductions requested by AB are permitted at any time without a fee (other than customary breakage costs relating to the pre-payment of any drawn loans) upon proper notice and subject to a minimum dollar requirement. Borrowings under the AB Credit Facility bear interest at a rate per annum, which will be, at AB’s option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AB, plus one of the following indices: a term SOFR; a Prime rate; or the Federal Funds rate.
As of June 30, 2025 and December 31, 2024, AB had no amounts outstanding under the AB Credit Facility. During the six months ended June 30, 2025 and full year 2024, AB and SCB LLC did not draw upon the AB Credit Facility.
As of June 30, 2025, SCB LLC has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit borrowing up to an aggregate of approximately $150 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations on SCB LLC under these lines of credit. As of June 30, 2025 and December 31, 2024, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings during the six months ended June 30, 2025 and the full year 2024 were $0 million and $1 million with weighted average interest rates of approximately 7.5% and 8.5%, respectively.
EQH Facility
AB has a $900 million committed, unsecured senior credit facility (the “EQH Facility”). The EQH Facility matures on August 31, 2029. The EQH Facility is available for AB’s general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.

The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. As of June 30, 2025, AB was in compliance with these covenants. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.
Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by AB from time to time until the maturity of the facility. AB or Holdings may reduce or terminate the commitment at any time without penalty upon proper notice. Holdings also may terminate the facility immediately upon a change of control of AB’s General Partner.
As of June 30, 2025 and December 31, 2024, AB had $650 million and $710 million outstanding under the EQH Facility, with interest rates of approximately 4.3% and 4.3%, respectively. Average daily borrowing of the EQH Facility for the first six months of 2025 and full year 2024 were $465 million and $494 million, respectively, with a weighted average interest rates of approximately 4.3% and 5.2%, respectively.
EQH Uncommitted Facility
In addition to the EQH Facility, AB has a $300 million uncommitted, unsecured senior credit facility (the “EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures August 31, 2029 and is available for AB’s general business purposes. Borrowings under the EQH Uncommitted Facility bear interest generally at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants, which are substantially similar to those in the EQH Facility. As of June 30, 2025, AB was in compliance with these covenants.
As of June 30, 2025 and December 31, 2024, AB had no amounts outstanding under the EQH Uncommitted Facility. During the first six months of 2025 and full year 2024, AB did not draw upon the EQH Uncommitted Facility.
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
Captive Reinsurance Companies
We use captive reinsurance companies to more effectively manage our reserves and capital on an economic basis and to enable the aggregation and transfer of risks. Our captive reinsurance companies assume business from affiliates only and are closed to new business. Our captive reinsurance companies are wholly-owned subsidiaries located in the United States and Bermuda. In addition to state insurance regulation, our captive reinsurance companies are subject to internal policies governing its activities. We continue to analyze the use of our existing captive reinsurance structure, as well as additional third-party reinsurance arrangements.

Borrowings
Our financial strategy going forward will remain subject to market conditions and other factors. For example, we may from time to time enter into additional bank or other financing arrangements, including public or private debt, structured facilities and contingent capital arrangements, under which we could incur additional indebtedness.
The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	June 30, 2025	December 31, 2024
	(in millions)
Short-term debt:
Total short-term debt	$—	$—
Long-term debt:
Senior Debenture due 2028	250	250
Senior Note due 2028	1,495	1,494
Senior Note due 2029	305	303
Senior Note due 2033	497	497
Senior Note due 2048	1,290	1,289
Junior Sub Debt Securities due 2055	495	—
Total long-term debt	4,332	3,833
Total short and long-term debt	$4,332	$3,833
Notes and Debentures
The Senior Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Senior Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Senior Notes and Senior Debentures may be accelerated. As of June 30, 2025, the Company is in compliance with all debt covenants.
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

	AM Best	S&P	Moody’s
Last review date	Feb '25	Mar '25	May '25
Financial Strength Ratings:
Equitable Financial Life Insurance Company	A	A+	A1
Equitable Financial Life Insurance Company of America	A	A+	A1
Credit Ratings:
Equitable Holdings, Inc.	bbb+	A-	Baa1
Last review date		Nov 24	Mar '25
AllianceBernstein L.P.		A	A2

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
•MRBs and purchased MRBs;
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
Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 16 of the Notes to the Consolidated Financial Statements. Also see “Risk Factors—Legal and Regulatory Risks—Legal proceedings and regulatory actions” included in the 2024 Form 10-K.
Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in the 2024 Form 10-K. Risks to which we are subject also include, but are not limited to, the factors mentioned under “Note Regarding Forward-Looking Statements and Information” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Holdings during the three months ended June 30, 2025, of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/25 through 4/30/25	2,391,212	$50.55	2,391,212	$1,579,870,670
5/1/25 through 5/31/25	1,370,584	$52.53	1,370,584	$1,507,871,265
6/1/25 through 6/30/25	1,011,876	$53.37	1,011,876	$1,453,871,764
Total	4,773,672	$51.71	4,773,672	$1,453,871,764

See Note 13 to the Notes to Consolidated Financial Statements for ASR transaction detail during the three months ended June 30, 2025.
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

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our executive officers during the three months ended June 30, 2025, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans. The plans listed below are only executed when the stock price reaches a required minimum. In addition, the executives identified in the table below are required to maintain an ownership of Holdings’ common stock with a value equal to at least a multiple of his annual base salary (6 times for Mr. Pearson, 3 times for Mr. Hurd).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Start Date of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to be Purchased or Sold
Mark Pearson President and Chief Executive Officer	6/15/2025	8/15/2025	8/18/2026	Sale of up to 476,400 shares(2) of common stock in several transactions through the scheduled expiration date in 2025.
Jeffrey Hurd Chief Operating Officer	5/1/2025	8/15/2025	1/30/2026	Sale of up to 40,740 shares(3) of common stock in several transactions through the scheduled expiration date in 2026.
(1)In each case, a Rule 10b5-1 trading plan may also expire on such earlier date as all transactions under the Rule 10b5-1 trading plan are completed.
(2)326,400 of Mr. Pearson’s shares consist of stock options and 150,000 of Mr. Pearson’s shares consist of common stock already owned.
(3)40,740 of Mr. Hurd’s shares consist of common stock already owned.
Other than as set forth in the table above, during the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.     Exhibits

Number		Description and Method of Filing
3.1
Third Amended and Restated Certificate of Incorporation of Equitable Holdings, Inc. effective May 21, 2025 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K, filed May 28, 2025).

3.2		Equitable Holdings, Inc. Seventh Amended and Restated By-Laws, effective May 21, 2025 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K, filed May 28, 2025).
10.1	†	Amended and Restated Equitable Holdings, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed May 28, 2025).
10.2
Revolving Credit Agreement, dated as of July 29, 2025, by and between Equitable Holdings, Inc., the
Subsidiary Account Parties thereto, the banks party thereto and JPMorgan Chase Bank, N.A., as
Administrative Agent (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K, filed
July 30, 2025).

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
•“EOP” means end of period
•“Equitable Advisors” means Equitable Advisors, LLC, a Delaware limited liability company, our retail broker/dealer for our retirement and protection businesses and a wholly-owned indirect subsidiary of Holdings
•“Equitable America” means Equitable Financial Life Insurance Company of America (f/k/a MONY Life Insurance Company of America), an Arizona corporation and a wholly-owned indirect subsidiary of Holdings
•“Equitable Financial” means Equitable Financial Life Insurance Company, a New York corporation, a life insurance company and a wholly-owned subsidiary of EFS
•“Equitable Financial L&A” means Equitable Financial Life and Annuity Company, a Colorado corporation and a wholly-owned indirect subsidiary of Holdings
•“Equitable Financial QP” means Equitable Financial sponsored Equitable Retirement Plan
•“EQ AZ Life Re” means EQ AZ Life Re Company, an Arizona corporation and a wholly-owned indirect subsidiary of Holdings.
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

Date: August 11, 2025	EQUITABLE HOLDINGS, INC.

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: August 11, 2025	By:	/s/ William Eckert
		Name:	William Eckert
		Title:	Chief Accounting Officer (Principal Accounting Officer)