Form 10-Q
period 2025-09-30
Equitable Holdings, Inc.
filed 2025-11-07
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2025, 286,532,039 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

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
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including the impact of geopolitical conflicts, changes in tariffs and trade barriers, the impact on the Company of a continued shutdown of the U.S. government, and related economic conditions, equity market declines and volatility, interest rate fluctuations, impacts on our goodwill and changes in liquidity and access to and cost of capital; (ii) operational factors, including reliance on the payment of dividends to Holdings by its subsidiaries, protection of confidential customer information or proprietary business information, operational failures by us or our service providers, potential strategic transactions, changes in accounting standards, and catastrophic events, such as the outbreak of pandemic diseases; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults by third parties and affiliates and economic downturns, defaults and other events adversely affecting our investments; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, variations in statutory capital requirements, financial strength and claims-paying ratings, state insurance laws limiting the ability of our insurance subsidiaries to pay dividends and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves and experience differing from pricing expectations, amortization of deferred acquisition costs and financial models; (vii) our Asset Management segment, including fluctuations in assets under management and the industry-wide shift from actively-managed investment services to passive services; (viii) recruitment and retention of key employees and experienced and productive financial professionals; (ix) subjectivity of the determination of the amount of allowances and impairments taken on our investments; (x) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; (xi) risks related to our common stock and (xii) general risks, including strong industry competition, information systems failing or being compromised and protecting our intellectual property.
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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE HOLDINGS, INC.
Consolidated Balance Sheets
September 30, 2025 (Unaudited) and December 31, 2024

	September 30, 2025	December 31, 2024
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $80,753 and $84,717) (allowance for credit losses of $0 and $2)	$75,851	$76,641
Fixed maturities, at fair value using the fair value option (1)	2,416	2,053
Mortgage loans on real estate (net of allowance for credit losses of $287 and $278) (1)	22,150	20,072
Policy loans	1,855	4,330
Other equity investments (1)	3,786	3,719
Trading securities, at fair value	1,595	1,089
Other invested assets (1)	8,852	8,537
Total investments	116,505	116,441
Cash and cash equivalents (1)	13,604	6,964
Cash and securities segregated, at fair value	425	500
Broker-dealer related receivables	1,996	1,961
Deferred policy acquisition costs	7,430	7,170
Goodwill and other intangible assets, net	5,327	5,371
Amounts due from reinsurers (allowance for credit losses of $7 and $8)	20,025	7,899
Current and deferred income taxes	2,337	2,003
Purchased market risk benefits	5,415	7,376
Other assets (1)	3,678	4,462
Assets for market risk benefits	762	863
Separate Accounts assets	136,905	134,717
Total Assets	$314,409	$295,727
LIABILITIES
Policyholders’ account balances	$129,561	$110,929
Liability for market risk benefits	10,301	11,810
Future policy benefits and other policyholders’ liabilities	17,611	17,613
Broker-dealer related payables	1,367	775
Customer related payables	1,740	1,933
Amounts due to reinsurers	1,451	1,421
Long-term debt	3,833	3,833
Notes issued by consolidated variable interest entities, at fair value using the fair value option (1)	2,530	2,116
Other liabilities (1)	7,162	7,032
Separate Accounts liabilities	136,905	134,717
Total Liabilities	$312,461	$292,179
Redeemable noncontrolling interest (1) (2)	$344	$125
Commitments and contingent liabilities (3)
EQUITY
Equity attributable to Holdings:
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,068	$1,507
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 470,891,296 and 477,801,636 shares issued, respectively; 289,208,849 and 309,900,248 shares outstanding, respectively	5	5
Additional paid-in capital	1,917	2,336
Treasury stock, at cost, 181,682,447 and 167,901,388 shares, respectively	(5,011)	(4,198)
Retained earnings	8,360	10,627
Accumulated other comprehensive income (loss)	(6,191)	(8,712)
Total equity attributable to Holdings	148	1,565
Noncontrolling interest	1,456	1,858
Total Equity	1,604	3,423
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$314,409	$295,727
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
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Income (Loss)
Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$471	$626	$1,733	$1,857
Premiums	258	312	822	879
Net derivative gains (losses)	(1,117)	(714)	(1,692)	(2,298)
Net investment income (loss)	1,343	1,308	3,946	3,685
Investment gains (losses), net:
Credit and intent to sell losses on available for sale debt securities and loans	11	(28)	(43)	(63)
Other investment gains (losses), net	(1,181)	(18)	(1,212)	(38)
Total investment gains (losses), net	(1,170)	(46)	(1,255)	(101)
Investment management and service fees	1,316	1,287	3,873	3,805
Other income	349	300	961	983
Total revenues	1,450	3,073	8,388	8,810

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	452	663	1,998	2,007
Remeasurement of liability for future policy benefits	59	(1)	44	(3)
Change in market risk benefits and purchased market risk benefits	(353)	97	(287)	(1,123)
Interest credited to policyholders’ account balances	798	701	2,272	1,879
Compensation and benefits	601	571	1,794	1,768
Commissions and distribution-related payments	537	485	1,526	1,385
Interest expense	61	55	177	174
Amortization of deferred policy acquisition costs	203	184	584	525
Other operating costs and expenses	440	329	1,817	1,309
Total benefits and other deductions	2,798	3,084	9,925	7,921
Income (loss) from continuing operations, before income taxes	(1,348)	(11)	(1,537)	889
Income tax (expense) benefit	133	39	189	(101)
Net income (loss)	(1,215)	28	(1,348)	788
Less: Net income (loss) attributable to the noncontrolling interest (1)	94	160	247	400
Net income (loss) attributable to Holdings	(1,309)	(132)	(1,595)	388
Less: Preferred stock dividends	16	14	48	54
Net income (loss) available to Holdings’ common shareholders	$(1,325)	$(146)	$(1,643)	$334

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$(4.47)	$(0.46)	$(5.43)	$1.03
Diluted	$(4.47)	$(0.46)	$(5.43)	$1.02
Weighted average common shares outstanding (in millions):
Basic	296.2	318.2	302.4	324.2
Diluted	296.2	318.2	302.4	327.7
______________
(1)    Includes redeemable noncontrolling interest. See Note 15 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(1,215)	$28	$(1,348)	$788
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	1,687	2,256	2,605	1,334
Change in market risk benefits - instrument-specific credit risk	(412)	20	2	(119)
Change in liability for future policy benefits - current discount rate	(47)	(223)	(139)	(58)
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	15	10	41	29
Foreign currency translation adjustment	(8)	19	29	17
Total other comprehensive income (loss), net of income taxes	1,235	2,082	2,538	1,203
Comprehensive income (loss)	20	2,110	1,190	1,991
Less: Comprehensive income (loss) attributable to the noncontrolling interest	88	168	264	407
Comprehensive income (loss) attributable to Holdings	$(68)	$1,942	$926	$1,584

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

	Three Months Ended September 30,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
		(in millions)
Balance, beginning of period	$1,228	$5	$1,901	$(4,423)	$9,870	$(7,432)	$1,149	$1,456	$2,605
Stock compensation	—	—	12	—	—	—	12	4	16
Purchase of treasury stock	—	—	11	(687)	—	—	(676)	—	(676)
Reissuance of treasury stock	—	—	—	—	2	—	2	—	2
Retirement of common stock	—	—	—	99	(99)	—	—	—	—
Purchase of AB Holding units	—	—	—	—	—	—	—	(4)	(4)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(77)	(77)
Dividends on common stock (cash dividends declared per common share of $0.27)	—	—	—	—	(81)	—	(81)	—	(81)
Redemption of preferred stock	(160)	—	—	—	(14)	—	(174)	—	(174)
Dividends on preferred stock	—	—	—	—	(16)	—	(16)	—	(16)
Net income (loss)	—	—	—	—	(1,309)	—	(1,309)	82	(1,227)
Other comprehensive income (loss)	—	—	—	—	—	1,241	1,241	(6)	1,235
Other	—	—	(7)	—	7	—	—	1	1
September 30, 2025	$1,068	$5	$1,917	$(5,011)	$8,360	$(6,191)	$148	$1,456	$1,604

Balance, beginning of period	$1,562	$5	$2,337	$(3,932)	$10,301	$(8,675)	$1,598	$1,741	$3,339
Stock compensation	—	—	18	5	—	—	23	6	29
Purchase of treasury stock	—	—	7	(261)	—	—	(254)	—	(254)
Reissuance of treasury stock	—	—	—	—	2	—	2	—	2
Retirement of common stock	—	—	—	116	(116)	—	—	—	—
Purchase of AB Holding units	—	—	(12)	—	—	—	(12)	(44)	(56)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(89)	(89)
Dividends on common stock (cash dividends declared per common share of $0.24)	—	—	—	—	(76)	—	(76)	—	(76)
Dividends on preferred stock	—	—	—	—	(14)	—	(14)	—	(14)
Net income (loss)	—	—	—	—	(132)	—	(132)	134	2
Other comprehensive income (loss)	—	—	—	—	—	2,074	2,074	8	2,082
Other	—	—	(7)	—	(1)	—	(8)	(1)	(9)
September 30, 2024	$1,562	$5	$2,343	$(4,072)	$9,964	$(6,601)	$3,201	$1,755	$4,956

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

	Nine Months Ended September 30,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
Balance, beginning of period	$1,507	$5	$2,336	$(4,198)	$10,627	$(8,712)	$1,565	$1,858	$3,423
Stock compensation	—	—	49	25	—	—	74	15	89
Purchase of treasury stock	—	—	21	(1,194)	—	—	(1,173)	—	(1,173)
Reissuance of treasury stock	—	—	—	—	(17)	—	(17)	—	(17)
Retirement of common stock	—	—	—	356	(356)	—	—	—	—
Purchase of AB Holding units	—	—	(443)	—	—	—	(443)	(363)	(806)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(306)	(306)
Dividends on common stock (cash dividends declared per common share of $0.78)	—	—	—	—	(237)	—	(237)	—	(237)
Dividends on preferred stock	—	—	—	—	(48)	—	(48)	—	(48)
Redemption of preferred stock	(439)	—	—	—	(14)	—	(453)	—	(453)
Net income (loss)	—	—	—	—	(1,595)	—	(1,595)	234	(1,361)
Other comprehensive income (loss)	—	—	—	—	—	2,521	2,521	17	2,538
Other	—	—	(46)	—	—	—	(46)	1	(45)
September 30, 2025	$1,068	$5	$1,917	$(5,011)	$8,360	$(6,191)	$148	$1,456	$1,604

Balance, beginning of period	$1,562	$5	$2,328	$(3,712)	$10,250	$(7,797)	$2,636	$1,739	$4,375
Stock compensation	—	—	50	22	—	—	72	27	99
Purchase of treasury stock	—	—	5	(759)	—	—	(754)	—	(754)
Reissuance of treasury stock	—	—	—	—	(15)	—	(15)	—	(15)
Retirement of common stock	—	—	—	377	(377)	—	—	—	—
Purchase of AB Holding units	—	—	(12)	—	—	—	(12)	(78)	(90)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(278)	(278)
Dividends on common stock (cash dividends declared per common share of $0.70)	—	—	—	—	(227)	—	(227)		(227)
Dividends on preferred stock	—	—	—	—	(54)	—	(54)	—	(54)
Net income (loss)	—	—	—	—	388	—	388	340	728
Other comprehensive income (loss)	—	—	—	—	—	1,196	1,196	7	1,203
Other	—	—	(28)	—	(1)	—	(29)	(2)	(31)
September 30, 2024	$1,562	$5	$2,343	$(4,072)	$9,964	$(6,601)	$3,201	$1,755	$4,956

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2025 and 2024 (Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(1,348)	$788
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	2,272	1,879
Policy charges and fee income	(1,733)	(1,857)
Net derivative (gains) losses	1,692	2,298
Credit and intent to sell losses on available for sale debt securities and loans	43	63
Investment (gains) losses, net	1,212	38
(Gains) losses on businesses held-for-sale	—	(135)
Realized and unrealized (gains) losses on trading securities	(89)	(114)
Loss on novation	499	—
AB Retirement plan losses	18	—
Non-cash long term incentive compensation expense	64	78
Amortization and depreciation	652	646
Remeasurement of liability for future policy benefits	44	(3)
Change in market risk benefits	(287)	(1,123)
Equity (income) loss from limited partnerships	(142)	(94)
Changes in:
Net broker-dealer and customer related receivables/payables	(204)	(505)
Reinsurance recoverable and related balances, net	(806)	(614)
Segregated cash and securities, net	75	321
Capitalization of deferred policy acquisition costs	(857)	(852)
Future policy benefits	4	359
Current and deferred income taxes	(753)	176
Other, net	512	257
Net cash provided by (used in) operating activities	$868	$1,606

Cash flows from investing activities:
Proceeds from the sale/maturity/pre-payment of:
Fixed maturities, available-for-sale	$14,228	$7,668
Fixed maturities, at fair value using the fair value option	560	630
Mortgage loans on real estate	1,328	1,010
Trading account securities	370	998
Short term investments	137	757
Other	471	488
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(20,108)	(14,781)
Fixed maturities, at fair value using the fair value option	(953)	(663)
Mortgage loans on real estate	(3,406)	(2,124)
Trading account securities	(757)	(2,074)
Short term investments	(106)	(389)
Other	(331)	(66)
Cash settlements related to derivative instruments, net	485	(1,974)
Investment in capitalized software, leasehold improvements and EDP equipment	(50)	(127)
Other, net	(353)	328
Net cash provided by (used in) investing activities	$(8,485)	$(10,319)

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2025 and 2024 (Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(in millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$20,504	$13,856
Withdrawals	(8,179)	(7,700)
Transfers (to) from Separate Accounts	1,425	1,280
Payments of market risk benefits	(516)	(545)
Repayment of short-term financings	—	(254)
Change in collateralized pledged assets	53	(61)
Change in collateralized pledged liabilities	3,482	4,703
Issuance of long-term debt	495	—
Repayment of long term debt	(500)	(565)
Proceeds from collateralized loan obligations	46	—
Repayment of collateralized loan obligations	(52)
Proceeds from notes issued by consolidated VIEs	1,260	169
Repayment of notes issued by consolidated VIEs	(842)
Dividends paid on common stock	(237)	(227)
Dividends paid on preferred stock	(48)	(54)
Redemption of preferred stock	(439)	—
Purchase of AllianceBernstein Units	(758)	(12)
Purchase of AB Holding Units to fund long-term incentive compensation plan awards, net	(48)	(78)
Purchase of treasury shares	(1,173)	(754)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	147	399
Distribution to noncontrolling interest of consolidated subsidiaries	(306)	(278)
Change in securities lending	(60)	11
Other, net	(32)	2
Net cash provided by (used in) financing activities	$14,222	$9,892

Effect of exchange rate changes on cash and cash equivalents	$35	$8
Change in cash and cash equivalents	6,640	1,187
Cash and cash equivalents, beginning of period	6,964	8,239
Change in cash of businesses held-for-sale	—	153
Cash and cash equivalents, end of period	$13,604	$9,579

Non-cash transactions from investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$67	$231
Transfer of securities to reinsurer (1)	$(8,777)	$—
Transfer of policy loans to reinsurer (1)	$(2,533)	$—
______________
(1)See Note 1 of the Notes to these Consolidated Financial Statements for details on the RGA reinsurance transaction.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited)

1)    ORGANIZATION
Equitable Holdings, Inc. is the holding company for a diversified financial services organization. The Company conducts operations in three segments: Retirement, Asset Management and Wealth Management, and management evaluates the performance of each of these segments independently. Effective April 1, 2024, the Company renamed its Investment Management and Research segment to Asset Management following the close of the previously announced joint venture between AllianceBernstein and Societe Generale. Following the close of the transaction, Bernstein Research Services (“BRS”) business results are no longer consolidated within the financial results for AllianceBernstein and Equitable Holdings, Inc. See Note 17 of the Notes to these Consolidated Financial Statements for further information on the change to the reportable segments, which was made in the third quarter of 2025 and retrospectively applied.
•The Retirement segment is a leading provider of retirement solutions to individual and institutional clients. Our primary offerings include individual and group annuities, retirement savings plans, and institutional savings products, which we distribute through both proprietary and third-party distribution. Results for our spread lending business are also primarily reported within the Retirement segment.
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
The Company reports certain activities and items that are not included in our segments in Corporate and Other. Corporate and Other includes closed block of life insurance (the “Closed Block”), results for certain run-off blocks of business, and certain strategic investments and unallocated items, including interest and corporate expenses. In addition, beginning with the third quarter of 2025, results for the Individual Life and Employee Benefits businesses are reported in Corporate and Other. AB’s results of operations are reflected in the Asset Management segment. Accordingly, Corporate and Other does not include any items applicable to AB.
As of September 30, 2025 and December 31, 2024, the Company’s economic interest in AB was approximately 69% and 62%, respectively. The General Partner of AB is a wholly owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods presented. The increase in economic interest was due to the purchase of AB Holding Units relating to the AB Tender Offer transaction completed on April 3, 2025.
RGA Reinsurance Transaction
On July 31, 2025, Equitable Financial, as well as Equitable America and Equitable Financial L&A (each a “Ceding Company” and, together, the “Ceding Companies”), completed the master transaction agreement with RGA entered into on February 23, 2025 pursuant to which and subject to the terms and conditions set forth in such agreement, RGA entered into reinsurance agreements, as reinsurer, with each such Ceding Company, to effect the RGA Reinsurance Transaction.
At the closing of the transaction, (i) each of Equitable Financial and Equitable America entered into a separate coinsurance and modified coinsurance agreement with RGA and (ii) Equitable Financial L&A entered into a coinsurance agreement with RGA, each with an effective date of April 1, 2025, pursuant to which each Ceding Company ceded to RGA a 75% quota share of such Ceding Company’s in-force individual life insurance block and Closed Block. At the closing of the transaction, assets supporting the general account liabilities relating to the reinsured contracts were deposited into a trust account for the benefit of Equitable Financial and a trust account for the benefit of Equitable America and Equitable Financial L&A, which assets will secure RGA’s obligations to each ceding company under the applicable reinsurance agreement. Equitable Financial and Equitable America reinsured the applicable separate accounts relating to the applicable reinsured contracts on a modified coinsurance basis. In addition, the investment of assets in each trust account will be subject to investment guidelines and certain capital adequacy related triggers will require enhanced funding. The reinsurance agreements also contain additional counterparty risk

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
management and mitigation provisions. Each ceding company will continue to administer the applicable reinsured contracts.
As part of the transaction, on June 16, 2025, ABLP entered into an investment advisory agreement with RGA, pursuant to which AB will manage certain assets to be specified representing approximately 70% of assets supporting the reserves associated with the ceded policies under the reinsurance agreements.
As consideration for the RGA Reinsurance Transaction, the Ceding Companies transferred assets of $11.6 billion, including primarily available-for-sale securities, cash and policy loans as the consideration for the reinsurance transaction. The transfer of assets resulted in a loss of $1.1 billion to the Company, recorded in Investment gains (losses), net. In addition, the Company recorded $12.3 billion of direct insurance liabilities ceded under the reinsurance contract included in amounts due from reinsurers (includes $334 million of ceded reserves related to the non-insulated (“NI”) modco offset by NI modco payable) and $702 million of deferred gain on cost of reinsurance included within other liabilities. We recorded a $154 million a residual liability representing the difference between Closed Block Assets and Liabilities for the amount owed to RGA, Additionally, Equitable Financial and Equitable America ceded a total of $14.1 billion of Separate Account liabilities under the modified coinsurance portion of the respective reinsurance agreements.
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
AB Tender Offer and Unit Exchange
On February 24, 2025, Holdings commenced a cash tender offer (the “AB Tender Offer”) to purchase up to 46 million AB Holding Units at a price of $38.50 per unit, less any applicable tax withholding, for an aggregate purchase price of $1.8 billion. On April 3, 2025, Holdings purchased 19.7 million AB Holding Units pursuant to the AB Tender Offer for an aggregate cost of $758 million. The AB Holding Units accepted for purchase represented approximately 17.9% of the outstanding units at the time of purchase. On July 10, 2025, AB and Holdings entered into an Amended and Restated Master Exchange Agreement to increase the AB Units that remain available for exchange from 4.8 million AB Units to 19.7 million AB Units, and Holdings exchanged 19.7 million AB Holding Units for an equal number of limited partnership interests in ABLP. The exchange had no effect on Holdings’ economic interest in AB.
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
In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024.

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
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “third quarter 2025” and “third quarter 2024” refer to the three months ended September 30, 2025 and 2024, respectively. The terms “first nine months of 2025” and “first nine months of 2024” refer to the nine months ended September 30, 2025 and 2024, respectively.
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

	The ASU will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Entities are required to apply the ASU on a prospective basis.	The Company is currently assessing the impact to the consolidated financial statements of this ASU.

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
As of September 30, 2025 and December 31, 2024, respectively, Equitable Financial holds $115 million and $128 million of equity interests in the CLOs. The Company consolidated the CLOs as of September 30, 2025 and December 31, 2024 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the CLO’s loan manager. The assets of the CLOs are legally isolated from the Company’s creditors and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligation to satisfy the liabilities of the CLOs. As of September 30, 2025, Equitable Financial holds $0 million of equity interests in a SPE established to purchase loans from the market in anticipation of a new CLO transaction. The Company consolidated the SPE as of September 30, 2025 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the SPE loan manager.
Resulting from this consolidation in the Company’s consolidated balance sheets are fixed maturities, at fair value using the fair value option with total assets of $2.4 billion and $2.1 billion and total liabilities of $2.5 billion and $2.1 billion at September 30, 2025 and December 31, 2024, respectively. The unpaid outstanding principal balance of the notes and short-term borrowing is $2.3 billion and $1.9 billion at September 30, 2025 and December 31, 2024.
Consolidated Limited Partnerships and LLCs
As of September 30, 2025 and December 31, 2024 the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIE model. Included in other invested assets, mortgage loans on real estate, other equity investments, trading securities, cash and other liabilities in the Company’s consolidated balance sheets at September 30, 2025 and December 31, 2024 are total net assets of $2.9 billion and $2.1 billion, respectively related to these VIEs.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Consolidated AB-Sponsored Investment Funds
Included in the Company’s consolidated balance sheets as of September 30, 2025 and December 31, 2024 are assets of $362 million and $85 million, liabilities of $33 million and $0 million, and redeemable noncontrolling interests of $152 million and $32 million, respectively, associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets as of September 30, 2025 and December 31, 2024 are assets of $33 million and $73 million, liabilities of $1 million and $1 million, and redeemable noncontrolling interests of $7 million and $17 million, respectively, from consolidation of AB-sponsored investment funds under the VOE model.
Non-Consolidated VIEs
As of September 30, 2025 and December 31, 2024 respectively, the Company held approximately $3.2 billion and $3.0 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. The Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $378.0 billion and $350.7 billion as of September 30, 2025 and December 31, 2024 respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $3.2 billion and $3.0 billion and approximately $1.0 billion and $1.2 billion of unfunded commitments as of September 30, 2025 and December 31, 2024, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Non-Consolidated AB-Sponsored Investment Products
As of September 30, 2025 and December 31, 2024, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $47.5 billion and $46.9 billion, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $38 million and $17 million as of September 30, 2025 and December 31, 2024, respectively. The Company has no further commitments to or economic interest in these VIEs.
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
MRB Update
The Company updates its assumptions to reflect emerging experience for withdrawals, mortality and lapse election. This includes actuarial judgment informed by actual experience of how policy holders are expected to use these policies in the future.
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
Impact of Assumption Updates
The net impact of assumption changes during the three and nine months ended September 30, 2025 increased other income by $6 million, increased remeasurement of liability for future policy benefits by $3 million, decreased policy

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
benefits by $1 million, and increased the change in MRB and purchased MRB by $84 million. This resulted in a decrease in income (loss) from operations, before income taxes of $80 million and decreased net income (loss) by $63 million.
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
Model Changes
There were no material model changes in the first nine months of 2025 and 2024.
Revision of Previously Issued Consolidated Financial Statements
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
See Note 21 of the Notes to these Consolidated Financial Statements for details of the revision.
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of September 30, 2025 and December 31, 2024 was $647 million and $693 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three and nine months ended September 30, 2025 and 2024.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following tables provide information relating to the Company’s fixed maturities classified as AFS:
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2025
Fixed Maturities:
Corporate (1)	$47,594	$—	$664	$3,994	$44,264
U.S. Treasury, government and agency	5,042	—	2	1,264	3,780
States and political subdivisions	379	—	2	70	311
Foreign governments	595	—	3	80	518
Residential mortgage-backed (2)	6,589	—	75	98	6,566
Asset-backed (3)	15,675	—	138	41	15,772
Commercial mortgage-backed	4,825	—	26	269	4,582
Redeemable preferred stock	54	—	4	—	58
Total at September 30, 2025	$80,753	$—	$914	$5,816	$75,851
December 31, 2024:
Fixed Maturities:
Corporate (1) (4)	$55,163	$2	$249	$6,112	$49,298
U.S. Treasury, government and agency	5,801	—	—	1,513	4,288
States and political subdivisions	472	—	2	88	386
Foreign governments	689	—	1	136	554
Residential mortgage-backed (2)	4,520	—	15	152	4,383
Asset-backed (3) (4)	13,715	—	98	61	13,752
Commercial mortgage-backed	4,301	—	5	385	3,921
Redeemable preferred stock	56	—	3	—	59
Total at December 31, 2024	$84,717	$2	$373	$8,447	$76,641
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Prior period amounts have been revised to improve comparability.
The contractual maturities of AFS fixed maturities as of September 30, 2025 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
September 30, 2025
Contractual maturities:
Due in one year or less	$2,374	$2,361
Due in years two through five	14,643	14,508
Due in years six through ten	17,039	16,862
Due after ten years	19,554	15,142
Subtotal	53,610	48,873
Residential mortgage-backed	6,589	6,566
Asset-backed	15,675	15,772
Commercial mortgage-backed	4,825	4,582
Redeemable preferred stock	54	58
Total at September 30, 2025	$80,753	$75,851
The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Proceeds from sales	$1,953	$461	$6,216	$2,236
Gross gains on sales	$10	$2	$19	$7
Gross losses on sales	$(17)	$(27)	$(50)	$(54)

Net (increase) decrease in Allowance for Credit and Intent to Sell losses	$(7)	$(2)	$(26)	$(7)

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Balance, beginning of period	$61	$50	$47	$48
Previously recognized impairments on securities that matured, paid, prepaid or sold	(18)	3	(23)	(5)
Recognized impairments on securities impaired to fair value this period (1)	22	—	22	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	(12)	(1)	5	5
Additional credit losses this period on securities previously impaired	—	(2)	2	2
Balance, end of period	$53	$50	$53	$50
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The tables below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:

Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Three Months Ended September 30, 2025
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(6,722)	$66	$140	$(6,516)
Net investment gains (losses) arising during the period	685	—	—	685
Reclassification adjustment:
Included in net income (loss)	1,136	—	—	1,136
Excluded from net income (loss)	—	—	—	—
Other	—	—	231	231
Impact of net unrealized investment gains (losses)	—	(41)	(373)	(414)
Net unrealized investment gains (losses) excluding credit losses	(4,901)	25	(2)	(4,878)
Net unrealized investment gains (losses) with credit losses	(1)	—	—	(1)
Balance, end of period	$(4,902)	$25	$(2)	$(4,879)

	Three Months Ended September 30, 2024
Balance, beginning of period	$(8,214)	$67	$471	$(7,676)
Net investment gains (losses) arising during the period	2,759	—	—	2,759
Reclassification adjustment:
Included in net income (loss)	28	—	—	28
Excluded from net income (loss)	—	—	—	—
Other	—	—	120	120
Impact of net unrealized investment gains (losses)	—	(17)	(582)	(599)
Net unrealized investment gains (losses) excluding credit losses	(5,427)	50	9	(5,368)
Net unrealized investment gains (losses) with credit losses	(5)	—	1	(4)
Balance, end of period	$(5,432)	$50	$10	$(5,372)

	Nine Months Ended September 30, 2025
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(8,074)	$71	$464	$(7,539)
Net investment gains (losses) arising during the period	1,995	—	—	1,995
Reclassification adjustment:
Included in net income (loss)	1,180	—	—	1,180
Excluded from net income (loss)	—	—	—	—
Other	—	—	190	190
Impact of net unrealized investment gains (losses)	—	(46)	(657)	(703)
Net unrealized investment gains (losses) excluding credit losses	(4,899)	25	(3)	(4,877)
Net unrealized investment gains (losses) with credit losses	(3)	—	1	(2)
Balance, end of period	$(4,902)	$25	$(2)	$(4,879)

	Nine Months Ended September 30, 2024
Balance, beginning of period	$(6,999)	$50	$226	$(6,723)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Net investment gains (losses) arising during the period	1,521	—	—	1,521
Reclassification adjustment:
Included in net income (loss)	54	—	—	54
Other	—	—	113	113
Impact of net unrealized investment gains (losses)	—	—	(331)	(331)
Net unrealized investment gains (losses) excluding credit losses	(5,424)	50	8	(5,366)
Net unrealized investment gains (losses) with credit losses	(8)	—	2	(6)
Balance, end of period	$(5,432)	$50	$10	$(5,372)

The following tables disclose the fair values and gross unrealized losses of the 3,342 issues as of September 30, 2025 and the 4,307 issues as of December 31, 2024 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2025
Fixed Maturities:
Corporate	$2,943	$34	$22,092	$3,944	$25,035	$3,978
U.S. Treasury, government and agency	11	—	3,658	1,264	3,669	1,264
States and political subdivisions	13	—	224	70	237	70
Foreign governments	8	—	400	80	408	80
Residential mortgage-backed	853	1	884	97	1,737	98
Asset-backed	1,284	8	629	33	1,913	41
Commercial mortgage-backed	239	2	2,814	267	3,053	269
Total at September 30, 2025	$5,351	$45	$30,701	$5,755	$36,052	$5,800

December 31, 2024:
Fixed Maturities:
Corporate (1)	$9,139	$204	$28,632	$5,898	$37,771	$6,102
U.S. Treasury, government and agency	117	4	4,107	1,509	4,224	1,513
States and political subdivisions	40	—	271	88	311	88
Foreign governments	59	1	460	135	519	136
Residential mortgage-backed	1,986	26	851	126	2,837	152
Asset-backed (1)	982	8	744	53	1,726	61
Commercial mortgage-backed	409	6	2,893	379	3,302	385
Total at December 31, 2024	$12,732	$249	$37,958	$8,188	$50,690	$8,437
(1)Prior period amounts have been revised to improve comparability

The Company maintains a diversified portfolio of AFS securities across industries and issuers and does not have exposure to any single issuer in excess of 0.5% of total fixed maturities. The largest exposure to a single issuer held as of September 30, 2025 and December 31, 2024 was $402 million and $400 million, respectively, representing 25.1% and 11.7% of the consolidated equity of the Company.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC Designation (as defined below) of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of September 30, 2025 and December 31, 2024, respectively, approximately $1.8 billion and $1.9 billion, or 2.3% and 2.3%, of the $80.8 billion and $84.7 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $63 million and $64 million as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025 and December 31, 2024, respectively, the $5.8 billion and $8.2 billion of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to the allowance for credit losses for these securities was not warranted at either September 30, 2025 or December 31, 2024. As of September 30, 2025 and December 31, 2024, the Company neither intended to sell the securities nor was it more likely than not required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of September 30, 2025, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.
Securities Lending
The Company enters into securities lending agreements with an agent bank whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of September 30, 2025 and December 31, 2024, the estimated fair value of loaned securities was $1.1 billion and $134 million. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as cash or security collateral, calculated daily. We do not have the right to sell or pledge the securities posted as collateral. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. As of September 30, 2025 and December 31, 2024, collateral received was in the amount of $1.1 billion and $137 million, of which $77 million and $137 million, respectively, is cash collateral. A securities lending payable for the overnight and continuous loans is included in other liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as Net investment income and were not material for the nine months ended September 30, 2025 and 2024.
Mortgage Loans on Real Estate
Accrued interest receivable on commercial, agricultural and residential mortgage loans as of September 30, 2025 and December 31, 2024 was $118 million and $96 million, respectively. There was no accrued interest written off for commercial, agricultural and residential mortgage loans for the nine months ended September 30, 2025 and 2024.
There were no mortgage loans foreclosed during the nine months ended September 30, 2025.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial, agricultural and residential mortgage loans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$293	$222	$259	$272
Current-period provision for expected credit losses	(19)	22	15	47
Write-offs charged against the allowance	—	—	—	(75)
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	(19)	22	15	(28)
Balance, end of period	$274	$244	$274	$244

Agricultural mortgages:
Balance, beginning of period	$5	$9	$15	$6
Current-period provision for expected credit losses	1	4	(1)	7
Write-offs charged against the allowance	—	—	(8)	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	1	4	(9)	7
Balance, end of period	$6	$13	$6	$13

Residential mortgages:
Balance, beginning of period	$7	$3	$4	$1
Current-period provision for expected credit losses	—	1	3	3
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	—	1	3	3
Balance, end of period	$7	$4	$7	$4

Total allowance for credit losses	$287	$261	$287	$261

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Credit Quality Information
The Company’s commercial and agricultural mortgage loans segregated by risk rating exposure were as follows:
Loan to Value (“LTV”) Ratios (1) (3)

	September 30, 2025
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
0% - 50%	$60	$185	$258	$137	$206	$1,750	$—	$—	$2,596
50% - 70%	1,858	1,431	1,051	1,568	612	2,176	463	277	9,436
70% - 90%	293	73	80	721	695	1,736	160	204	3,962
90% plus	—	—	—	587	560	994	—	—	2,141
Total commercial	$2,211	$1,689	$1,389	$3,013	$2,073	$6,656	$623	$481	$18,135

Agricultural:
0% - 50%	$129	$46	$99	$146	$208	$1,095	$—	$—	$1,723
50% - 70%	101	155	52	134	116	353	—	—	911
70% - 90%	—	—	—	—	—	—	—	—	—
90% plus	—	—	—	—	—	9	—	—	9
Total agricultural	$230	$201	$151	$280	$324	$1,457	$—	$—	$2,643

Total commercial and agricultural mortgage loans:
0% - 50%	$189	$231	$357	$283	$414	$2,845	$—	$—	$4,319
50% - 70%	1,959	1,586	1,103	1,702	728	2,529	463	277	10,347
70% - 90%	293	73	80	721	695	1,736	160	204	3,962
90% plus	—	—	—	587	560	1,003	—	—	2,150
Total commercial and agricultural mortgage loans	$2,441	$1,890	$1,540	$3,293	$2,397	$8,113	$623	$481	$20,778

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Debt Service Coverage (“DSC”) Ratios (2) (3)

	September 30, 2025
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
Greater than 2.0x	$67	$207	$175	$999	$1,081	$3,032	$—	$—	$5,561
1.8x to 2.0x	—	103	58	—	208	1,106	123	184	1,782
1.5x to 1.8x	369	472	316	754	48	1,143	63	164	3,329
1.2x to 1.5x	1,194	791	401	555	528	468	—	95	4,032
1.0x to 1.2x	581	116	429	486	76	827	437	38	2,990
Less than 1.0x	—	—	10	219	132	80	—	—	441
Total commercial	$2,211	$1,689	$1,389	$3,013	$2,073	$6,656	$623	$481	$18,135

Agricultural:
Greater than 2.0x	$24	$9	$5	$37	$32	$190	$—	$—	$297
1.8x to 2.0x	26	10	17	23	53	94	—	—	223
1.5x to 1.8x	35	47	11	38	27	278	—	—	436
1.2x to 1.5x	75	45	44	78	134	490	—	—	866
1.0x to 1.2x	50	71	43	80	68	365	—	—	677
Less than 1.0x	20	19	31	24	10	40	—	—	144
Total agricultural	$230	$201	$151	$280	$324	$1,457	$—	$—	$2,643

Total commercial and agricultural mortgage loans:
Greater than 2.0x	$91	$216	$180	$1,036	$1,113	$3,222	$—	$—	$5,858
1.8x to 2.0x	26	113	75	23	261	1,200	123	184	2,005
1.5x to 1.8x	404	519	327	792	75	1,421	63	164	3,765
1.2x to 1.5x	1,269	836	445	633	662	958	—	95	4,898
1.0x to 1.2x	631	187	472	566	144	1,192	437	38	3,667
Less than 1.0x	20	19	41	243	142	120	—	—	585
Total commercial and agricultural mortgage loans	$2,441	$1,890	$1,540	$3,293	$2,397	$8,113	$623	$481	$20,778
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
The amortized cost of residential mortgage loans by credit quality indicator and origination year was as follows:

	September 30, 2025
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
Performance indicators:
Performing	$321	$669	$370	$172	$123	$4	$1,659
Nonperforming	—	—	—	—	—	—	—
Total	$321	$669	$370	$172	$123	$4	$1,659

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	December 31, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2019	Prior	Total
	(in millions)
Performance indicators:
Performing	$313	$428	$186	$133	$4	$2	$1,066
Nonperforming	—	—	—	—	—	—	—
Total	$313	$428	$186	$133	$4	$2	$1,066

Past-Due and Nonaccrual Mortgage Loan Status
The aging analysis of past-due mortgage loans were as follows:
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
September 30, 2025:
Mortgage loans:
Commercial	$—	$—	$—	$—	$18,076	$18,076	$59	$18,135	$—	$—
Agricultural	8	5	49	62	2,570	2,632	11	2,643	9	—
Residential	2	1	—	3	1,656	1,659	—	1,659	—	—
Total	$10	$6	$49	$65	$22,302	$22,367	$70	$22,437	$9	$—

December 31, 2024:
Mortgage loans:
Commercial	$—	$—	$—	$—	$16,659	$16,659	$57	$16,716	$—	$1
Agricultural	12	1	33	46	2,486	2,532	36	2,568	—	—
Residential	—	1	—	1	1,065	1,066	—	1,066	—	—
Total	$12	$2	$33	$47	$20,210	$20,257	$93	$20,350	$—	$1
______________
(1)Amounts presented at amortized cost basis.
As of September 30, 2025 and December 31, 2024, the amortized cost of problem mortgage loans that had been classified as non-accrual loans were $11 million and $36 million, respectively.
Loan Modifications
During the three and nine months ended September 30, 2025, the Company granted a modification to a commercial mortgage. This modification involved waiving a $10 million paydown requirement and extending the maturity date until June 10, 2027. Additionally, the loan will continue to accrue interest but will have a reduced pay rate, with the difference due and payable at maturity. The loan has an amortized cost of $35 million and represents 0.2% of total commercial mortgage loans.
During the nine months ended September 30, 2025, the Company also granted a modification splitting an agricultural mortgage loan into three notes. The loans have an amortized cost of $9 million, which is fully attributed to the first note, and represent 0.3% of total agricultural loans.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
During 2024, the Company granted a modification splitting a commercial mortgage loan into two notes. One note retaining the original loan terms and the second note with an increased interest rate to market terms and required management of excess cash. The loans have an amortized cost of $65 million and represents 0.4% of total commercial mortgage loans.
During 2023, the Company granted a modification of interest rates on four commercial mortgage loans, but not to market terms and required management of excess cash. The loans have an amortized cost of $169 million which represents 0.9% of total commercial mortgage loans. Two of the four loans also have term extensions of 17 months to 4 years. During the three months ended September 30, 2025, the Company disposed of one of the modified loans of $61 million.
The impact to Investment income or gains (losses) as a result of these modifications was not material to the consolidated financial statements.
The above modifications are performing in accordance with their restructured terms.
Equity Securities
The breakdown of unrealized and realized gains and (losses) on equity securities was as follows:
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$40	$30	$38	$39
Net investment gains (losses) recognized on securities sold during the period	(24)	(1)	(22)	1
Unrealized and realized gains (losses) on equity securities	$16	$29	$16	$40
Trading Securities
As of September 30, 2025 and December 31, 2024, respectively, the fair value of the Company’s trading securities was $1.6 billion and $1.1 billion. As of September 30, 2025 and December 31, 2024, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $63 million and $64 million.
The breakdown of net investment income (loss) from trading securities was as follows:
Net Investment Income (Loss) from Trading Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$49	$70	$82	$112
Net investment gains (losses) recognized on securities sold during the period	1	1	7	2
Unrealized and realized gains (losses) on trading securities	50	71	89	114
Interest and dividend income from trading securities	18	23	52	55
Net investment income (loss) from trading securities	$68	$94	$141	$169
Fixed maturities, at fair value using the fair value option
The breakdown of net investment income (loss) from fixed maturities, at fair value using the fair value option were as follows:

Net Investment Income (Loss) from Fixed Maturities, at Fair Value using the Fair Value Option

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$3	$(10)	$15	$(15)
Net investment gains (losses) recognized on securities sold during the period	1	—	2	3
Unrealized and realized gains (losses) from fixed maturities	4	(10)	17	(12)
Interest and dividend income from fixed maturities	8	8	4	36
Net investment income (loss) from fixed maturities	$12	$(2)	$21	$24
Net Investment Income
The following tables provides the components of Net investment income by investment type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Fixed maturities	$922	$896	$2,796	$2,551
Mortgage loans on real estate	270	245	786	718
Other equity investments	64	68	147	120
Policy loans	35	57	142	167
Trading securities	68	94	141	169
Other investment income	16	(15)	33	30
Fixed maturities, at fair value using the fair value option	12	(2)	21	24
Gross investment income (loss)	1,387	1,343	4,066	3,779
Investment expenses	(44)	(35)	(120)	(94)
Net investment income (loss)	$1,343	$1,308	$3,946	$3,685

Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025 (1)	2024	2025 (1)	2024
	(in millions)
Fixed maturities	$(1,161)	$(27)	$(1,180)	$(54)
Mortgage loans on real estate	(9)	(26)	(77)	(58)
Other	—	7	2	11
Investment gains (losses), net	$(1,170)	$(46)	$(1,255)	$(101)
______________
(1)Includes $1.1 billion as a result of the assets transferred related to the reinsurance transaction with RGA. See Note 20 of the Notes to these Consolidated Financial Statements for further details.
For the three and nine months ended September 30, 2025 and 2024, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $0 million, $1 million, $0 million and $1 million.

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents the gross notional amount and fair value of the Company’s derivatives:

Derivative Instruments by Category

	September 30, 2025				December 31, 2024
		Fair Value				Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$1,219	$101	$141	$(40)	$2,940	$111	$95	$16
Interest swaps	952	—	355	(355)	952	—	306	(306)
Total: designated for hedge accounting	2,171	101	496	(395)	3,892	111	401	(290)
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	15,200	—	1	(1)	14,530	3	—	3
Swaps	17,474	56	26	30	16,264	65	19	46
Options	83,674	26,850	6,331	20,519	70,685	20,647	4,319	16,328
Forwards	—	24	—	24	—	—	—	—
Interest rate contracts:
Futures	9,546	—	—	—	9,310	—	—	—
Swaps	602	13	1	12	672	—	41	(41)
Options	50	5	—	5	—	—	—	—
Credit contracts:
Credit default swaps	451	1	10	(9)	275	12	10	2
Currency contracts:
Currency swaps	276	2	—	2	828	26	—	26
Currency forwards	84	16	16	—	28	17	17	—
Other freestanding contracts:
Margin	—	941	—	941	—	796	—	796
Collateral	—	146	19,734	(19,588)	—	137	16,908	(16,771)
Total: not designated for hedge accounting	127,357	28,054	26,119	1,935	112,592	21,703	21,314	389

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2)	—	—	21,303	(21,303)	—	—	17,212	(17,212)
Modco payable	—	(2)	—	(2)	—	—	—	—
Total embedded derivatives	—	(2)	21,303	(21,305)	—	—	17,212	(17,212)

Total derivative instruments	$129,528	$28,153	$47,918	$(19,765)	$116,484	$21,814	$38,927	$(17,113)
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss):
Derivative Instruments by Category

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
	Net Derivative Gains (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivative Gains (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$—	$(4)	$(12)	$38	$—	$11	$94	$(150)
Interest swaps	—	(4)	—	(9)	—	(15)	—	(17)
Total: designated for hedge accounting	—	(8)	(12)	29	—	(4)	94	(167)
Derivatives: not Designated for hedge accounting
Equity contracts:
Futures	236	—	—	—	508	—	—	—
Swaps	(1,027)	—	—	—	(1,526)	—	—	—
Options	3,386	—	—	—	4,976	—	—	—
Forwards	24	—	—	—	24	—	—	—
Interest rate contracts:
Futures	9	—	—	—	(112)	—	—	—
Swaps	4	—	—	—	3	—	—	—
Options	—	—	—	—	(2)	—	—	—
Credit contracts:
Credit default swaps	(1)	—	—	—	(4)	—	—	—
Currency contracts:
Currency swaps	12	—	—	—	(75)	—	—	—
Currency forwards	1	—	—	—	(5)	—	—	—
Other freestanding contracts:
Margin	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	2,644	—	—	—	3,787	—	—	—

Embedded derivatives:
SCS, SIO,MSO and IUL indexed features	(3,750)	—	—	—	(5,468)	—	—	—
Modco payable	(11)	—	—	—	(11)	—	—	—
Total embedded derivatives	(3,761)	—	—	—	(5,479)	—	—	—

Total derivative instruments	$(1,117)	$(8)	$(12)	$29	$(1,692)	$(4)	$94	$(167)
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	Net Derivative Gains (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivative Gains (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$(8)	$2	$42	$(60)	$(7)	$10	$19	$(22)
Interest swaps	—	3	—	(5)	—	(11)	—	1
Total: designated for hedge accounting	(8)	5	42	(65)	(7)	(1)	19	(21)
Derivatives: not Designated for hedge accounting
Equity contracts:
Futures	85	—	—	—	376	—	—	—
Swaps	(737)	—	—	—	(1,951)	—	—	—
Options	1,385	—	—	—	5,406	—	—	—
Forwards	—	—	—	—	—	—	—	—
Interest rate contracts:
Futures	(5)	—	—	—	(16)	—	—	—
Swaps	143	—	—	—	(110)	—	—	—
Credit contracts:
Credit default swaps	(1)	—	—	—	(2)	—	—	—
Currency contracts:
Currency swaps	(42)	—	—	—	(29)	—	—	—
Currency forwards	(1)	—	—	—	—	—	—	—
Total: not designated for hedge accounting	827	—	—	—	3,674	—	—	—

Embedded derivatives:
SCS, SIO,MSO and IUL indexed features	(1,533)	—	—	—	(5,965)	—	—	—
Modco payable	—	—	—	—	—	—	—	—
Total embedded derivatives	(1,533)	—	—	—	(5,965)	—	—	—

Total derivative instruments (1)	$(714)	$5	$42	$(65)	$(2,298)	$(1)	$19	$(21)
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).

.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents a roll-forward of cash flow hedges recognized in AOCI:
Roll-forward of Cash flow hedges in AOCI

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Balance, beginning of period	$(116)	$13	$80	$(31)
Amount recorded in AOCI
Currency swaps	28	(17)	(53)	1
Interest swaps	(17)	(7)	(45)	(23)
Total amount recorded in AOCI	11	(24)	(98)	(22)
Amount reclassified from (to) income to AOCI
Currency swaps (1)	10	(43)	(97)	(23)
Interest swaps (1)	8	2	28	24
Total amount reclassified from (to) income to AOCI	18	(41)	(69)	1
Balance, end of period (2)	$(87)	$(52)	$(87)	$(52)
______________
(1)    Currency swaps income is reported in Net investment income in the consolidated statements of income (loss). Interest swaps income is reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)    The Company does not estimate the amount of the deferred losses in AOCI at September 30, 2025, and 2024 which will be released and reclassified into net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of September 30, 2025 and December 31, 2024 are exchange-traded and net settled daily in cash. As of September 30, 2025 and December 31, 2024, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $820 million and $704 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $119 million and $99 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $15 million and $11 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of September 30, 2025 and December 31, 2024, respectively, the Company held $19.7 billion and $16.9 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $146 million and $137 million as of September 30, 2025 and December 31, 2024, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
As of September 30, 2025 and December 31, 2024, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables present information about the Company’s offsetting of financial assets and liabilities and derivative instruments:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of September 30, 2025

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$28,157	$21,189	$6,968	$(5,424)	$1,544
Secured lending	77	—	77	—	77
Other financial assets	1,807	—	1,807	—	1,807
Other invested assets	$30,041	$21,189	$8,852	$(5,424)	$3,428

Liabilities:
Derivative liabilities (2)	$21,193	$21,189	$4	$—	$4
Secured lending	77	—	77	—	77
Other financial liabilities	7,081	—	7,081	—	7,081
Other liabilities	$28,351	$21,189	$7,162	$—	$7,162
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
Assets allocated to the Closed Block insure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of the Company’s General Account, any of its Separate Accounts or any affiliate of the Company without the approval of the New York State Department of Financial Services (the “NYDFS”). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. For more information on the Closed Block, see Note 6 of the Notes to the Company's consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024.
Summarized financial information for the Company’s Closed Block is as follows:

	September 30, 2025	December 31, 2024
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,035	$5,213
Other liabilities	56	62
Total Closed Block liabilities	5,091	5,275

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $2,712 and $2,888) (allowance for credit losses of $0 and $0)	2,650	2,746
Mortgage loans on real estate (net of allowance for credit losses of $22 and $21)	1,431	1,531
Policy loans	503	523
Cash and other invested assets	152	17
Other assets	101	130
Total assets designated to the Closed Block	4,837	4,947

Excess of Closed Block liabilities over assets designated to the Closed Block	254	328
Amounts included in AOCI:
Net unrealized investment gains (losses), net of income tax: $13 and $30	(49)	(112)
Maximum future earnings to be recognized from Closed Block assets and liabilities	$205	$216

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Revenues:
Premiums and other income	$23	$26	$73	$81
Net investment income (loss)	49	51	149	154
Investment gains (losses), net	—	(2)	(1)	(3)
Total revenues	72	75	221	232

Benefits and Other Deductions:
Policyholders’ benefits and dividends	60	69	207	210
Other operating costs and expenses	—	—	1	—
Total benefits and other deductions	60	69	208	210
Net income (loss), before income taxes	12	6	13	22
Income tax (expense) benefit	(2)	(2)	(3)	(5)
Net income (loss)	$10	$4	$10	$17

6)    DAC AND OTHER DEFERRED ASSETS/LIABILITIES
The following table presents a reconciliation of DAC to the consolidated balance sheets:

	September 30	December 31
	2025	2024
	(in millions)
Retirement
GMxB Core	$1,592	$1,605
EQUI-VEST Individual	153	154
Investment Edge	261	225
SCS	2,188	1,938
EQUI-VEST Group	781	768
Momentum	79	83
Corporate and Other
Term	294	314
Universal Life	169	170
Variable Universal Life	1,128	1,083
Indexed Universal Life	183	186
GMxB Legacy	482	517
Closed Block	100	107
Other	20	20
Total	$7,430	$7,170
Annually, or as circumstances warrant, the Company reviews the associated decrements assumptions (i.e., mortality and lapse) based on our multi-year average of companies experience with actuarial judgments to reflect other observable industry trends. In addition to DAC, the unearned revenue liability and sales inducement asset (“SIA”) use similar techniques and quarterly update processes for balance amortization.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Changes in the DAC asset were as follows:

	Nine Months Ended September 30, 2025
	Retirement						Corporate and Other						Total
	GMxB Core	EI	IE	SCS	EG	Momentum	Term	UL	VUL	IUL	GMxB Legacy	CB (1)
	(in millions)
Balance, beginning of period	$1,605	$154	$225	$1,938	$768	$83	$314	$170	$1,083	$186	$517	$107	$7,150
Capitalization	104	8	53	495	47	7	7	10	103	8	12	—	854
Amortization (2)	(117)	(9)	(17)	(245)	(34)	(11)	(27)	(9)	(51)	(9)	(47)	(7)	(583)
Recovery of acquisition costs (3)	—	—	—	—	—	—	—	(2)	(7)	(2)	—	—	(11)
Balance, end of period	$1,592	$153	$261	$2,188	$781	$79	$294	$169	$1,128	$183	$482	$100	$7,410
______________
(1)“CB” defined as Closed Block.
(2)DAC amortization of $1 million related to Other not reflected in table above.
(3)Related to the RGA Reinsurance Transaction.

	Nine Months Ended September 30, 2024
	Retirement						Corporate and Other						Total
	GMxB Core	EI	IE	SCS	EG	Momentum	Term	UL	VUL	IUL	GMxB Legacy	CB (1)
	(in millions)
Balance, beginning of period	$1,602	$155	$172	$1,571	$742	$82	$337	$174	$987	$188	$555	$116	$6,681
Capitalization	104	9	51	473	49	8	10	6	114	8	19	—	851
Amortization (2)	(112)	(9)	(12)	(204)	(33)	(6)	(27)	(9)	(46)	(9)	(47)	(7)	(521)
Balance, end of period	$1,594	$155	$211	$1,840	$758	$84	$320	$171	$1,055	$187	$527	$109	$7,011
______________
(1)“CB” defined as Closed Block.
(2)DAC amortization of $4 million related to Other not reflected in table above.
(3)Related to the RGA Reinsurance Transaction.
Changes in the Retirement and Corporate and Other sales inducement assets were as follows:

	Nine Months Ended September 30,
	2025		2024
	Retirement	Corporate and Other	Retirement	Corporate and Other
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(in millions)
Balance, beginning of period	$117	$160	$127	$179
Capitalization	2	—	2	—
Amortization	(9)	(15)	(9)	(15)
Balance, end of period	$110	$145	$120	$164

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Changes in the Corporate and Other unearned revenue liability were as follows:

	Nine Months Ended September 30,
	2025			2024
	UL	VUL	IUL	UL	VUL	IUL
	(in millions)
Balance, beginning of period	$114	$840	$250	$107	$754	$210
Capitalization	10	111	34	12	99	42
Amortization	(6)	(41)	(12)	(6)	(36)	(11)
Recovery of unearned revenue reserves (3)	(4)	(47)	(16)	—	—	—
Balance, end of period	$114	$863	$256	$113	$817	$241
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
Fair Value Measurements as of September 30, 2025

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$41,973	$2,291	$44,264
U.S. Treasury, government and agency	—	3,780	—	3,780
States and political subdivisions	—	311	—	311
Foreign governments	—	518	—	518
Residential mortgage-backed (2)	—	6,511	55	6,566
Asset-backed (3)	—	14,521	1,251	15,772
Commercial mortgage-backed	—	4,550	32	4,582
Redeemable preferred stock	—	58	—	58
Total fixed maturities, AFS	—	72,222	3,629	75,851
Fixed maturities, at fair value using the fair value option	—	2,038	378	2,416
Other equity investments (4)	250	235	15	500
Trading securities	405	991	199	1,595
Other invested assets:
Short-term investments	—	7	—	7
Assets of consolidated VIEs/VOEs	43	299	33	375
Swaps	—	(351)	—	(351)
Credit default swaps	—	(9)	—	(9)
Futures	(1)	—	—	(1)
Options	—	20,524	—	20,524
Forwards	—	24	—	24
Total other invested assets	42	20,494	33	20,569
Cash equivalents	5,036	75	—	5,111
Segregated securities	—	425	—	425
Purchased market risk benefits	—	—	5,415	5,415
Assets for market risk benefits	—	—	762	762
Modco payable (5)	—	—	(2)	(2)
Separate Accounts assets (6)	133,823	2,607	—	136,430
Total Assets	$139,556	$99,087	$10,429	$249,072

Liabilities:
Notes issued by consolidated VIE’s, at fair value using the fair value option (7)	$—	$2,302	$212	$2,514
SCS, SIO, MSO and IUL indexed features’ liability	—	21,303	—	21,303
Liabilities of consolidated VIEs and VOEs	1	19	—	20
Liabilities for market risk benefits	—	—	10,301	10,301
Contingent payment arrangements	—	—	9	9
Total Liabilities	$1	$23,624	$10,522	$34,147
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Includes short position equity securities of $23 million that are reported in other liabilities.
(5)Represents ceded reserves on NI modco (refer to Note 1). Reflected in Amounts due from reinsurers.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
(6)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of September 30, 2025, the fair value of such investments was $276 million.
(7)Accrued interest payable of $16 million is reported in Notes issued by consolidated VIE’s, at fair value using the fair value option in the consolidated balance sheets, which is not required to be measured at fair value on a recurring basis.
Fair Value Measurements as of December 31, 2024

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$46,879	$2,419	$49,298
U.S. Treasury, government and agency	—	4,288	—	4,288
States and political subdivisions	—	386	—	386
Foreign governments	—	554	—	554
Residential mortgage-backed (2)	—	4,383	—	4,383
Asset-backed (3)	—	13,467	285	13,752
Commercial mortgage-backed (2)	—	3,913	8	3,921
Redeemable preferred stock	—	59	—	59
Total fixed maturities, AFS	—	73,929	2,712	76,641
Fixed maturities, at fair value using the fair value option	—	1,778	275	2,053
Other equity investments (4)	319	251	53	623
Trading securities	433	576	80	1,089
Other invested assets:
Short-term investments	—	36	—	36
Assets of consolidated VIEs/VOEs	16	137	2	155
Swaps	—	(259)	—	(259)
Credit default swaps	—	2	—	2
Futures	3	—	—	3
Options	—	16,328	—	16,328
Forwards	—	—	—	—
Total other invested assets	19	16,244	2	16,265
Cash equivalents	5,356	45	—	5,401
Segregated securities	2	498	—	500
Purchased market risk benefits	—	—	7,376	7,376
Assets for market risk benefits	—	—	863	863
Modco payable (5)	—	—	—	—
Separate Accounts assets (6)	131,714	2,489	—	134,203
Total Assets	$137,843	$95,810	$11,361	$245,014

Liabilities:
Notes issued by consolidated VIE’s, at fair value using the fair value option (7)	$—	$1,933	$172	$2,105
SCS, SIO, MSO and IUL indexed features’ liability	—	17,212	—	17,212
Liabilities for market risk benefits	—	—	11,810	11,810
Contingent payment arrangements	—	—	9	9
Total Liabilities	$—	$19,145	$11,991	$31,136
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
(4)Includes short position equity securities of $20 million that are reported in other liabilities.
(5)Reflected in Amounts due from reinsurers.
(6)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of December 31, 2024, the fair value of such investments was $320 million.
(7)Accrued interest payable of $11 million is reported in Notes issued by consolidated VIE’s, at fair value using the fair value option in the consolidated balance sheets, which is not required to be measured at fair value on a recurring basis.

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
The MRBs’ fair value will be equal to the present value of benefits less the present value of ascribed fees. Considerable judgment is utilized by management in determining the assumptions used in determining present value of benefits and ascribed fees related to lapse rates, withdrawal rates, utilization rates, non-performance risk, volatility rates, annuitization rates and mortality (collectively, the significant MRB assumptions).
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
After giving consideration to collateral arrangements, the Company reduced the fair value of its purchased MRB asset by $49 million and $382 million as of September 30, 2025 and December 31, 2024, respectively, to recognize incremental counterparty non-performance risk.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Transfers of Financial Instruments Between Levels 2 and 3
During the nine months ended September 30, 2025, fixed maturities with fair values of $614 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $63 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 42.2% of total equity as of September 30, 2025.
During the nine months ended September 30, 2024, fixed maturities with fair values of $168 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $128 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 6.0% of total equity as of September 30, 2024.
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses). Not included below are the changes in balances related to MRBs and purchased MRBs level 3 assets and liabilities, which are included in Note 9 of the Notes to these Consolidated Financial Statements.

	Three Months Ended September 30, 2025
	Corporate	State and Political Subdivisions	Asset-backed	RMBS	CMBS
	(in millions)
Balance, beginning of period	$2,009	$—	$936	$31	$19
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	(1)	—	—
Investment gains (losses), net	2	—	—	—	—
Subtotal	3	—	(1)	—	—
Other comprehensive income (loss)	3	—	6	(1)	—
Purchases	514	—	400	41	17
Sales	(336)	—	(35)	—	—
Settlements	—	—	—	3	—
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	11	—	—	—	(4)
Transfers out of Level 3 (1)	87	—	(55)	(19)	—
Balance, end of period	$2,291	$—	$1,251	$55	$32
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(1)	$—	$7	$(1)	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values. Negative transfers into level 3 and positive transfers out of level 3 represent transfers in prior quarters that were sold in the current quarter.
(2)For instruments held as of September 30, 2025, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2025
	Fixed maturities, at FVO	Other Equity Investments (3)	Trading Securities, at Fair Value	Modco Payable	Notes issued by consolidated VIE’s	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$410	$13	$127	$—	$(158)	$(8)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	1	—	—	—	—
Investment gains (losses), net	—	—	—	—	—	—
Subtotal	2	1	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases	52	3	72	—	—	—
Debt issuances	—	—	—	—	(57)	—
Sales	(27)	(3)	—	—	—	—
Settlements	—	—	—	—	3	(1)
Change in fair value of Modco payable	—	—	—	(2)	—	—
Other	—	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	32	—	—	—	—
Transfers into Level 3 (1)	(49)	2	—	—	—	—
Transfers out of Level 3 (1)	(10)	—	—	—	—	—
Balance, end of period	$378	$48	$199	$(2)	$(212)	$(9)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$3	$1	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values. Negative transfers into level 3 and positive transfers out of level 3 represent transfers in prior quarters that were sold in the current quarter.
(2)For instruments held as of September 30, 2025, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2024
	Corporate (3)	State and Political Subdivisions	Asset-backed (3)	RMBS	CMBS
	(in millions)
Balance, beginning of period	$2,395	$—	$179	$—	$7
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—	—	—
Investment gains (losses), net	(1)	—	—	—	—
Subtotal	1	—	—	—	—
Other comprehensive income (loss)	35	—	1	—	1
Purchases	309	—	22	—	—
Sales	(365)	—	(8)	—	—
Settlements	—	—	—	—	—
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	(30)	—	—	—	—
Transfers out of Level 3 (1)	(27)	—	—	—	—
Balance, end of period	$2,318	$—	$194	$—	$8
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$34	$—	$2	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values. Negative transfers into level 3 and positive transfers out of level 3 represent transfers in prior quarters that were sold in the current quarter.
(2)For instruments held as of September 30, 2024, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Prior periods amounts have been revised to improve comparability.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2024
	Fixed maturities, at FVO	Other Equity Investments (3)	Trading Securities, at Fair Value	Modco payable	Separate Accounts Assets	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$224	$59	$57	$—	$—	$(255)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	1	—	—	—	—
Investment gains (losses), net	1	—	1	—	—	—
Subtotal	3	1	1	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases	114	(4)	—	—	—	—
Sales	(53)	1	—	—	—	—
Settlements	—	—	—	—	—	—
Change in fair value of modco payable	—	—	—	—	—	—
Other	—	—	—		—	126
Activity related to consolidated VIEs/VOEs	—	(1)	—	—	—	—
Transfers into Level 3 (1)	22	—	—	—	—	—
Transfers out of Level 3 (1)	2	—	—	—	—	—
Balance, end of period	$312	$56	$58	$—	$—	$(129)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$20	$1	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values. Negative transfers into level 3 and positive transfers out of level 3 represent transfers in prior quarters that were sold in the current quarter.
(2)For instruments held as of September 30, 2024, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2025
	Corporate	State and Political Subdivisions	Asset-backed	RMBS	CMBS
	(in millions)
Balance, beginning of period	$2,419	$—	$285	$—	$8
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	4	—	(1)	—	—
Investment gains (losses), net	(1)	—	—	—	—
Subtotal	3	—	(1)	—	—
Other comprehensive income (loss)	30	—	12	—	1
Purchases	938	—	1,184	55	28
Debt issuances	—	—	—		—
Sales	(726)	—	(168)	—	(5)
Settlements	—	—	—	—	—
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	13	—	—	—	—
Transfers out of Level 3 (1)	(386)	—	(61)	—	—
Balance, end of period	$2,291	$—	$1,251	$55	$32
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$21	$—	$10	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2025, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2025
	Fixed maturities, at FVO	Other Equity Investments (1)	Trading Securities, at Fair Value	Modco Payable	Notes issued by consolidated VIE’s	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$275	$55	$80	$—	$(172)	$(9)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	3	2	—	—	—	—
Investment gains (losses), net	(4)	—	—	—	—	—
Subtotal	(1)	2	—		—	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases	251	17	119	—	—	—
Debt issuances	—	—	—	—	(60)	—
Sales	(68)	(19)	—	—	—	—
Settlements	—	—	—	—	20	—
Change in fair value of modco payable	—	—	—	(2)	—	—
Other	—	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	31	—	—	—	—
Transfers into Level 3 (2)	46	4	—	—	—	—
Transfers out of Level 3 (2)	(125)	(42)	—	—	—	—
Balance, end of period	$378	$48	$199	$(2)	$(212)	$(9)

Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (3)	$2	$2	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (3)	$—	$—	$—	$—	$—	$—
______________
(1)Other Equity Investments include other invested assets.
(2)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(3)For instruments held as of September 30, 2025, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2024
	Corporate (3)	State and Political Subdivisions	Asset-backed (3)	CMBS
	(in millions)
Balance, beginning of period	$2,089	$—	$143	$7
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	6	—	—	—
Investment gains (losses), net	(3)	—	—	—
Subtotal	3	—	—	—
Other comprehensive income (loss)	46	—	2	1
Purchases	1,040	—	94	—
Sales	(786)	—	(31)	—
Settlements	—	—	—	—
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	(74)	—	(14)	—
Balance, end of period	$2,318	$—	$194	$8
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$44	$—	$2	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2024, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Prior periods amounts have been revised to improve comparability.

	Nine Months Ended September 30, 2024
	Fixed maturities, at FVO	Other Equity Investments (1)	Trading Securities, at Fair Value	Modco Payable	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$181	$57	$61	$—	$(253)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	6	2	—	—	—
Investment gains (losses), net	1	—	(3)	—	—
Subtotal	7	2	(3)	—	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases	161	—	—	—	—
Sales	(86)	(2)	—	—	—
Settlements	—	—	—	—	3
Change in fair value of modco payable	—	—	—	—	—
Other	—	—	—	—	121
Activity related to consolidated VIEs/VOEs	—	(1)	—	—	—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2024
	Fixed maturities, at FVO	Other Equity Investments (1)	Trading Securities, at Fair Value	Modco Payable	Contingent Payment Arrangement
	(in millions)
Transfers into Level 3 (2)	101	—	—	—	—
Transfers out of Level 3 (2)	(52)	—	—	—	—
Balance, end of period	$312	$56	$58	$—	$(129)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (3)	$20	$2	$(4)	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (3)	$31	$—	$—	$—	$—
_____________
(1)Other Equity Investments include other invested assets.
(2)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(3)For instruments held as of September 30, 2024, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities:
Quantitative Information about Level 3 Fair Value Measurements as of September 30, 2025

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	1,184	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	4.9x - 35.0x 7.8% - 19.7% 2.3x - 18.5x 3.2% - 52.5%	13.4x 4.2% 6.4x 12.2%
Trading securities, at fair value (5)	75	Discounted cash flow	Earnings multiple Discount factor Discount years	8.6x 10.0% 7
	81	Market comparable companies	EBITDA Multiples Cashflow Multiples	8.5x - 31.3x 4.3x - 14.5x	15.4x 7.8x
Purchased MRB asset (1) (2) (4)	5,415	Discounted cash flow	Lapse rates Withdrawal rates GMIB Utilization rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.04%-13.67% 0.12%-6.51% 0.04%-63.69% 5 bps - 86 bps 13%-31% 0.01%-0.17% 0.06%-0.51% 0.31%-40.40%	2.32% 0.63% 6.83% 8 bps 23% 3.38% (same for all ages) (same for all ages)
Liabilities:
AB Contingent consideration payable	$9	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 13.3% 1.9% - 1.9%	6.8% 1.9%
Direct MRB (1) (2) (3) (4)	9,539	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	81 bps 0.04%-38.09% 0.00%-8.00% 0.04%-100.00% 0.01%-0.17% 0.06%-0.51% 0.31%-40.40%	81 bps 4.07% 0.75% 5.22% 2.93% (same for all ages) (same for all ages)
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
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $10.3 billion of MRB liabilities and $762 million of MRB assets.
(4)Includes Legacy and Core products.
(5)Certain newly acquired Level 3 Trading securities are not presented as cost basis approximates fair value as of September 30, 2025.

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
Excluded from the tables above as of September 30, 2025 and December 31, 2024, respectively, are approximately $2.9 billion and $1.7 billion of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of September 30, 2025 and December 31, 2024, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of September 30, 2025 and December 31, 2024, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
September 30, 2025:
Mortgage loans on real estate	$22,150	$—	$—	$21,283	$21,283
Policy loans	$1,855	$—	$—	$1,951	$1,951
Policyholders’ liabilities: Investment contracts	$2,787	$—	$—	$2,762	$2,762
Modco payable (1)	$310	$—	$—	$310	$310
FHLB funding agreements	$7,081	$—	$7,035	$—	$7,035
FABN funding agreements	$9,746	$—	$9,614	$—	$9,614
Funding agreement-backed commercial paper (FABCP)	$1,040	$—	$1,066	$—	$1,066
Long-term debt	$3,833	$—	$3,847	$—	$3,847
Separate Accounts liabilities	$12,634	$—	$—	$12,634	$12,634

December 31, 2024:
Mortgage loans on real estate	$20,072	$—	$—	$18,567	$18,567
Policy loans	$4,330	$—	$—	$4,559	$4,559
Policyholders’ liabilities: Investment contracts	$2,046	$—	$—	$1,996	$1,996
Modco payable (1)	$—	$—	$—	$—	$—
FHLB funding agreements	$7,167	$—	$7,113	$—	$7,113
FABN funding agreements	$5,725	$—	$5,481	$—	$5,481
Funding agreement-backed commercial paper (FABCP)	$74	$—	$75	$—	$75
Long-term debt	$3,833	$—	$3,722	$—	$3,722
Separate Accounts liabilities	$12,055	$—	$—	$12,055	$12,055
______________
(1)Modco payable is reported in Amounts due from reinsurers in the consolidated balance sheets.

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
FHLB Funding Agreements
The fair values of Equitable Financial and Equitable America’s FHLB long term funding agreements’ fair values are determined based on indicative market rates published by the FHLB, provided to AB and modeled for each note’s FMV. FHLB short-term funding agreements’ fair values are reflective of notional/par value plus accrued interest.
FABN Funding Agreements
The fair values of Equitable Financial and Equitable America’s FABN funding agreements are determined by Bloomberg’s evaluated pricing service, which uses direct observations or observed comparables.
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
8)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS
The following table reconciles the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheets:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	September 30, 2025	December 31, 2024
	(in millions)
Reconciliation
Term	$1,263	$1,285
Payout	5,119	5,050
Group Pension - Benefit Reserve & DPL	442	460
Health	1,336	1,362
UL	1,309	1,246
Subtotal	9,469	9,403
Whole Life Closed Block and Open Block products	5,028	5,204
Other (1)	928	901
Future policyholder benefits total	15,425	15,508
Other policyholder funds and dividends payable	2,186	2,105
Total	$17,611	$17,613
_____________
(1)Primarily consists of future policy benefits related to Protective Life and Annuity, Assumed Life and Disability, Group Life Run off, Variable Interest Sensitive Life rider and EB.
The following table summarizes balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts:

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	Retirement	Corporate & Other			Retirement	Corporate & Other
	Payout	Term	Group Pension	Health	Payout	Term	Group Pension	Health
	(in millions)
Present Value of Expected Net Premiums
Balance, beginning of period	$—	$1,932	$—	$(25)	$—	$2,133	$—	$(21)
Beginning balance at original discount rate	—	1,959	—	(26)	—	2,058	—	(22)
Effect of changes in cash flow assumptions	—	(30)	—	—	—	21	—	(3)
Effect of actual variances from expected experience	—	(68)	—	(2)	—	(79)	—	(5)
Adjusted beginning of period balance	—	1,861	—	(28)	—	2,000	—	(30)
Issuances	—	28	—	—	—	40	—	—
Interest accrual	—	69	—	(1)	—	73	—	(1)
Net premiums collected	—	(131)	—	4	—	(139)	—	3
Ending Balance at original discount rate	—	1,827	—	(25)	—	1,974	—	(28)
Effect of changes in discount rate assumptions	—	28	—	1	—	79	—	1
Balance, end of period	$—	$1,855	$—	$(24)	$—	$2,053	$—	$(27)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	Retirement	Corporate & Other			Retirement	Corporate & Other
	Payout	Term	Group Pension	Health	Payout	Term	Group Pension	Health
	(in millions)
Present Value of Expected Future Policy Benefits
Balance, beginning of period	$5,050	$3,216	$460	$1,337	$4,464	$3,480	$490	$1,484
Beginning balance of original discount rate	5,390	3,215	514	1,555	4,680	3,330	536	1,672
Effect of changes in cash flow assumptions (1)	(459)	(46)	—	—	—	39	—	—
Effect of actual variances from expected experience	(3)	(88)	1	(4)	(1)	(101)	2	(12)
Adjusted beginning of period balance	4,928	3,081	515	1,551	4,679	3,268	538	1,660
Issuances	579	30	—	—	765	43	21	—
Interest accrual	146	117	13	38	131	123	14	41
Benefits payments	(376)	(196)	(46)	(111)	(342)	(182)	(47)	(122)
Ending Balance at original discount rate	5,277	3,032	482	1,478	5,233	3,252	526	1,579
Effect of changes in discount rate assumptions	(158)	85	(40)	(166)	(130)	167	(39)	(158)
Balance, end of period	$5,119	$3,117	$442	$1,312	$5,103	$3,419	$487	$1,421
Impact of flooring LFPB at zero	—	1	—	—	—	1	—	—
Net liability for future policy benefits	5,119	1,263	442	1,336	5,103	1,367	487	1,448
Less: Reinsurance recoverable	(1,113)	(943)	—	(1,042)	(1,299)	3	—	(1,136)
Net liability for future policy benefits, after reinsurance recoverable	$4,006	$320	$442	$294	$3,804	$1,370	$487	$312

Weighted-average duration of liability for future policyholder benefits (years)	7.5	6.8	6.8	8.2	7.8	6.8	7.0	8.5
______________
(1)Includes the net income impact due to novation that occurred during the first quarter of 2025 as described in Note 1.
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts:

	September 30, 2025	December 31, 2024
	(in millions)
Term
Expected future benefit payments and expenses (undiscounted)	$5,294	$5,613
Expected future gross premiums (undiscounted)	6,333	6,597
Expected future benefit payments and expenses (discounted; AOCI basis)	3,117	3,216
Expected future gross premiums (discounted; AOCI basis)	3,485	3,507

Payout
Expected future benefit payments and expenses (undiscounted)	7,503	7,686
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	4,999	4,938
Expected future gross premiums (discounted; AOCI basis)	—	—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	September 30, 2025	December 31, 2024
	(in millions)
Group Pension
Expected future benefit payments and expenses (undiscounted)	591	630
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	422	436
Expected future gross premiums (discounted; AOCI basis)	—	—

Health
Expected future benefit payments and expenses (undiscounted)	2,021	2,139
Expected future gross premiums (undiscounted)	63	70
Expected future benefit payments and expenses (discounted; AOCI basis)	1,299	1,323
Expected future gross premiums (discounted; AOCI basis)	$50	$55

The table below summarizes the revenue and interest related to nonparticipating traditional and limited payment contracts:

	Nine Months Ended September 30,
	2025	2024	2025	2024
	Gross Premium		Interest Accretion
	(in millions)
Revenue and Interest Accretion
Term	$238	$254	$48	$50
Payout	164	201	158	153
Group Pension	—	—	13	13
Health	8	9	39	41
Total	$410	$464	$258	$257

The following table provides the weighted average interest rates for the liability for future policy benefits:

	September 30, 2025	December 31, 2024
Weighted Average Interest Rate
Term
Interest accretion rate	5.6%	5.6%
Current discount rate	4.9%	5.2%
Payout
Interest accretion rate	4.5%	4.4%
Current discount rate	4.9%	5.3%
Group Pension
Interest accretion rate	3.4%	3.4%
Current discount rate	4.8%	5.2%
Health
Interest accretion rate	3.4%	3.4%
Current discount rate	5.0%	5.4%

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities:

	Nine Months Ended September 30,
	2025	2024
	Corporate and Other
	UL
	(in millions)
Balance, beginning of period	$1,246	$1,208
Beginning balance before AOCI adjustments	1,302	1,245
Effect of changes in interest rate & cash flow assumptions and model changes	5	—
Effect of actual variances from expected experience	62	(1)
Adjusted beginning of period balance	1,369	1,244
Interest accrual	44	42
Net assessments collected	(9)	53
Benefit payments	(78)	(44)
Ending balance before shadow reserve adjustments	1,326	1,295
Effect of reserve adjustment recorded in AOCI	(17)	(39)
Balance, end of period	$1,309	$1,256

Net liability for additional liability	$1,309	$1,256
Less: Reinsurance recoverable	(1,089)	—
Net liability for additional liability, after reinsurance recoverable	$220	$1,256

Weighted-average duration of additional liability - death benefit (years)	18.6	19.7

The following tables provide the revenue, interest and weighted average interest rates, related to the additional insurance liabilities:

	Nine Months Ended September 30,
	2025	2024	2025	2024
	Assessments		Interest Accretion
	(in millions)
Revenue and Interest Accretion
UL	$227	$499	$44	$41
Total	$227	$499	$44	$41

	Nine Months Ended September 30,
	2025	2024

Weighted Average Interest Rate
UL	4.5%	4.5%
Interest accretion rate	4.5%	4.5%
The discount rate used for additional insurance liabilities reserve is based on the crediting rate at issue.
9)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for MRBs for the GMxB benefits on deferred variable annuities:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30,
	2025				2024
	Retirement	Corporate and Other			Retirement	Corporate and Other
	GMxB Core	GMxB Legacy	Legacy Purchased MRB	Net Legacy	GMxB Core	GMxB Legacy	Legacy Purchased MRB	Net Legacy
	(in millions)
Balance, beginning of period	$653	$8,812	$(5,541)	$3,271	$412	$11,432	$(7,998)	$3,434
Balance BOP before changes in the instrument specific credit risk	385	8,486	(5,531)	2,955	118	10,886	(7,976)	2,910
Model changes and effect of changes in cash flow assumptions	45	59	(57)	2	88	(58)	(19)	(77)
Actual market movement effect	(200)	(528)	235	(293)	(195)	(596)	301	(295)
Interest accrual	14	84	(52)	32	13	142	(104)	38
Attributed fees accrued (1)	101	161	(43)	118	99	201	(63)	138
Benefit payments	(10)	(255)	120	(135)	(9)	(301)	174	(127)
Actual policyholder behavior different from expected behavior	3	8	(6)	2	10	(9)	(2)	(11)
Changes in future economic assumptions	9	138	(82)	56	164	1,098	(771)	327
Issuances	—	—	—	—	—	—	—	—
Balance EOP before changes in the instrument-specific credit risk	347	8,153	(5,416)	2,737	288	11,363	(8,460)	2,903
Changes in the instrument-specific credit risk (2)	401	678	3	681	279	541	(28)	513
Balance, end of period	$748	$8,831	$(5,413)	$3,418	$567	$11,904	$(8,488)	$3,416

Weighted-average age of policyholders (years)	66.1	74.1	73.6	N/A	65.1	73.5	73.0	N/A
Net amount at risk	$2,806	$15,028	$6,756	N/A	$2,606	$18,977	$10,159	N/A
______________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Changes are recorded in OCI except for reinsurer credit which is reflected in the consolidated income statement.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30,
	2025				2024
	Retirement	Corporate and Other			Retirement	Corporate and Other
	GMxB Core	GMxB Legacy	Legacy Purchased MRB (3)	Net Legacy	GMxB Core	GMxB Legacy	Legacy Purchased MRB (3)	Net Legacy
	(in millions)
Balance, beginning of period	$496	$10,508	$(7,372)	$3,136	$597	$13,425	$(9,448)	$3,977
Balance BOP before changes in the instrument specific credit risk	163	9,735	(7,368)	2,367	319	13,023	(9,409)	3,614
Model changes and effect of changes in cash flow assumptions (4)	38	(1,277)	1,803	526	88	(58)	150	92
Actual market movement effect	(302)	(799)	383	(416)	(358)	(1,343)	698	(645)
Interest accrual	39	286	(174)	112	44	455	(328)	127
Attributed fees accrued (1)	304	487	(142)	345	305	599	(199)	400
Benefit payments	(33)	(820)	377	(443)	(31)	(933)	505	(428)
Actual policyholder behavior different from expected behavior	23	50	(20)	30	24	(32)	(3)	(35)
Changes in future economic assumptions	114	491	(275)	216	(101)	(348)	126	(222)
Issuances	1	—	—	—	(2)	—	—	—
Balance EOP before changes in the instrument-specific credit risk	347	8,153	(5,416)	2,737	288	11,363	(8,460)	2,903
Changes in the instrument-specific credit risk (2)	401	678	3	681	279	541	(28)	513
Balance, end of period	$748	$8,831	$(5,413)	$3,418	$567	$11,904	$(8,488)	$3,416

Weighted-average age of policyholders (years)	66.1	74.1	73.6	N/A	65.1	73.5	73.0	N/A
Net amount at risk	$2,806	$15,028	$6,756	N/A	$2,606	$18,977	$10,159	N/A
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

The following table reconciles MRBs by the amounts in an asset position and amounts in a liability position to the MRB amounts in the consolidated balance sheets:

	September 30, 2025					December 31, 2024
	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total
	(in millions)
Retirement
GMxB Core	$(448)	$1,196	$748	$—	$748	$(514)	$1,010	$496	$—	$496
Corporate and Other
GMxB Legacy	(190)	9,021	8,831	(5,413)	3,418	(230)	10,738	10,508	(7,372)	3,136
Other (1)	(124)	84	(40)	(2)	(42)	(119)	62	(57)	(4)	(61)
Total	$(762)	$10,301	$9,539	$(5,415)	$4,124	$(863)	$11,810	$10,947	$(7,376)	$3,571
______________
(1)Other primarily includes SCS.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
10)     POLICYHOLDER ACCOUNT BALANCES
The following table reconciles the policyholders account balances to the policyholders’ account balance liability in the consolidated balance sheets:

	September 30, 2025	December 31, 2024
	(in millions)
Policyholders’ account balance reconciliation
Retirement
SCS	$77,232	$65,267
EQUI-VEST Individual	1,887	2,037
EQUI-VEST Group	11,076	11,158
Momentum	504	527
GMxB Core	(37)	(4)
Corporate and Other
Universal Life	4,950	5,065
Variable Universal Life	5,115	4,982
GMxB Legacy	232	226
Other (1)	10,715	8,658
Balance (exclusive of Funding Agreements)	111,674	97,916
Funding Agreements	17,887	13,013
Balance, end of period	$129,561	$110,929
_____________
(1)Primarily reflects products Retirement Payout, Retirement Other, Indexed Universal Life, Investment Edge, Group Pension and Closed Block.
.
The following table summarizes the balances and changes in policyholder’s account balances:

	Nine Months Ended September 30, 2025
	Retirement					Corporate and Other
	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum	Universal Life	Variable Universal Life	GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$(4)	$65,267	$2,037	$11,158	$527	$5,065	$4,982	$226
Premiums received	133	11	29	451	39	444	90	6
Policy charges	2	(40)	—	(4)	—	(499)	(206)	10
Surrenders and withdrawals	(21)	(4,049)	(186)	(1,068)	(83)	(62)	(4)	(46)
Benefit payments	(1)	(280)	(49)	(52)	(2)	(160)	(101)	(13)
Net transfers from (to) separate account	(152)	10,146	13	327	14	—	186	7
Interest credited (2)	6	6,177	43	264	9	162	168	9
Other (4)	—	—	—	—	—	—	—	33
Balance, end of period	$(37)	$77,232	$1,887	$11,076	$504	$4,950	$5,115	$232

Weighted-average crediting rate	1.96%	N/A	3.00%	2.75%	2.46%	3.83%	3.67%	2.78%
Net amount at risk (3)	$2,806	$—	$97	$7	$—	$31,652	$117,340	$15,028
Cash surrender value	$194	$73,998	$1,881	$11,030	$505	$3,310	$3,198	$439
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
(4)Includes the PAB from the policies novated to Venerable, as described in Note 1.

	Nine Months Ended September 30, 2024
	Retirement					Corporate and Other
	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum	Universal Life	Variable Universal Life	GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$36	$49,002	$2,322	$11,563	$608	$5,202	$4,850	$618
Premiums received	177	12	26	452	50	490	91	3
Policy charges	—	(17)	—	(4)	—	(537)	(196)	9
Surrenders and withdrawals	(27)	(2,988)	(251)	(1,203)	(104)	(62)	(31)	(67)
Benefit payments	(2)	(222)	(40)	(55)	(1)	(163)	(58)	(14)
Net transfers from (to) separate account	(178)	9,512	11	253	(10)	—	139	4
Interest credited (2)	6	6,444	49	260	10	165	142	11
Other	—	—	—	—	—	—	—	—
Balance, end of period	$12	$61,743	$2,117	$11,266	$553	$5,095	$4,937	$564

Weighted-average crediting rate	1.68%	N/A	2.96%	2.69%	2.32%	3.81%	3.70%	2.74%
Net amount at risk (3)	$2,606	$—	$100	$8	$—	$33,800	$116,107	$18,977
Cash surrender value	$241	$58,668	$2,110	$11,207	$554	$3,386	$3,194	$507
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
The following table presents the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

September 30, 2025
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Retirement
GMxB Core	0.00% - 1.50%	$—	$10	$144	$—	$154
	1.51% - 2.50%	11	—	—	—	11
	Greater than 2.50%	33	—	—	—	33
	Total	$44	$10	$144	$—	$198

EQUI-VEST Individual	0.00% - 1.50%	$—	$29	$157	$—	$186
	1.51% - 2.50%	12	63	—	—	75
	Greater than 2.50%	1,625	—	—	—	1,625
	Total	$1,637	$92	$157	$—	$1,886

EQUI-VEST Group	0.00% - 1.50%	$1	$938	$2,214	$220	$3,373
	1.51% - 2.50%	340	—	—	—	340
	Greater than 2.50%	5,905	—	—	—	5,905
	Total	$6,246	$938	$2,214	$220	$9,618

Momentum	0.00% - 1.50%	$—	$—	$270	$83	$353
	1.51% - 2.50%	70	23	—	—	93
	Greater than 2.50%	52	—	5	—	57
	Total	$122	$23	$275	$83	$503

Corporate and Other
Universal Life	0.00% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	—	85	277	660	1,022
	Greater than 2.50%	3,228	666	—	—	3,894
	Total	$3,228	$751	$277	$666	$4,922

Variable Universal Life	0.00% - 1.50%	$18	$7	$121	$60	$206
	1.51% - 2.50%	40	369	247	—	656
	Greater than 2.50%	3,606	80	2	—	3,688
	Total	$3,664	$456	$370	$60	$4,550

GMxB Legacy	0.00% - 1.50%	$1	$60	$2	$—	$63
	1.51% - 2.50%	17	—	—	—	17
	Greater than 2.50%	360	—	—	—	360
	Total	$378	$60	$2	$—	$440

December 31, 2024
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Retirement
GMxB Core	0.00% - 1.50%	$11	$160	$—	$—	$171
	1.51% - 2.50%	12	—	—	—	12
	Greater than 2.50%	52	—	—	—	52
	Total	$75	$160	$—	$—	$235

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

December 31, 2024
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
EQUI-VEST Individual	0.00% - 1.50%	$42	$198	$—	$—	$240
	1.51% - 2.50%	38	—	—	—	38
	Greater than 2.50%	1,758	—	—	—	1,758
	Total	$1,838	$198	$—	$—	$2,036

EQUI-VEST Group	0.00% - 1.50%	$720	$2,391	$33	$258	$3,402
	1.51% - 2.50%	349	—	—	—	349
	Greater than 2.50%	6,076	—	—	—	6,076
	Total	$7,145	$2,391	$33	$258	$9,827

Momentum	0.00% - 1.50%	$—	$—	$269	$88	$357
	1.51% - 2.50%	79	29	—	—	108
	Greater than 2.50%	56	—	5	—	61
	Total	$135	$29	$274	$88	$526

Corporate and Other
Universal Life	0.00% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	—	90	284	655	1,029
	Greater than 2.50%	3,402	598	—	—	4,000
	Total	$3,402	$688	$284	$661	$5,035

Variable Universal Life	0.00% - 1.50%	$24	$13	$94	$40	$171
	1.51% - 2.50%	37	357	223	—	617
	Greater than 2.50%	3,667	2	20	—	3,689
	Total	$3,728	$372	$337	$40	$4,477

GMxB Legacy	0.00% - 1.50%	$67	$3	$—	$—	$70
	1.51% - 2.50%	19	—	—	—	19
	Greater than 2.50%	401	—	—	—	401
	Total	$487	$3	$—	$—	$490
Separate Account - Summary
The following table reconciles the Separate Account liabilities to the Separate Account liability balance in the consolidated balance sheets:

	September 30, 2025	December 31, 2024
	(in millions)
Separate Account Reconciliation
Retirement
GMxB Core	$30,956	$30,411
EQUI-VEST Individual	4,926	4,782
Investment Edge	5,253	4,885
EQUI-VEST Group	33,359	30,546
Momentum	5,244	4,813
Corporate and Other
Variable Universal Life	20,129	18,176
GMxB Legacy	28,951	33,199
Other (1)	8,087	7,905
Total	$136,905	$134,717

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
______________
(1)Primarily reflects Corporate and Other products and Retirement products including Association and Retirement Other.
The following table presents the balances of and changes in Separate Account liabilities:

	Nine Months Ended September 30, 2025
	Retirement					Corporate and Other
	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum	VUL	GMxB Legacy
	(in millions)
Balance, beginning of period	$30,411	$4,782	$4,885	$30,546	$4,813	$18,176	$33,199
Premiums and deposits	1,369	73	1,347	1,822	488	1,026	163
Policy charges	(376)	(3)	—	(11)	(18)	(440)	(385)
Surrenders and withdrawals	(2,773)	(368)	(367)	(2,059)	(631)	(521)	(2,220)
Benefit payments	(218)	(57)	(37)	(54)	(9)	(85)	(517)
Investment performance (1)	2,391	507	496	3,448	615	2,159	2,530
Net transfers from (to) General Account	152	(8)	(1,071)	(333)	(14)	(186)	(7)
Other charges (2)	—	—	—	—	—	—	(3,812)
Balance, end of period	$30,956	$4,926	$5,253	$33,359	$5,244	$20,129	$28,951

Cash surrender value	$30,115	$4,895	$5,169	$33,052	$5,237	$19,743	$28,740
_____________
(1)Investment performance is reflected net of M&E fees.
(2)Other charges include the Separate Account value novated to Venerable, as described in Note 1.

	Nine Months Ended September 30, 2024
	Retirement					Corporate and Other
	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum	VUL	GMxB Legacy
	(in millions)
Balance, beginning of period	$29,829	$4,582	$4,275	$26,959	$4,421	$15,821	$33,794
Premiums and deposits	1,499	69	1,333	1,709	554	925	165
Policy charges	(374)	(1)	—	(13)	(17)	(432)	(477)
Surrenders and withdrawals	(2,710)	(381)	(389)	(1,778)	(686)	(474)	(2,529)
Benefit payments	(203)	(40)	(22)	(47)	(8)	(68)	(568)
Investment performance (1)	3,195	702	543	4,109	659	2,476	4,226
Net transfers from (to) General Account	178	(11)	(848)	(253)	9	(138)	(4)
Other charges	—	—	—	—	—	—	—
Balance, end of period	$31,414	$4,920	$4,892	$30,686	$4,932	$18,110	$34,607

Cash surrender value	$30,579	$4,887	$4,803	$30,378	$4,924	$17,727	$34,334
______________
(1)Investment performance is reflected net of M&E fees.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents the aggregate fair value of Separate Account assets by major asset category:

	September 30, 2025
	Retirement	Corp & Other			Total
		Legacy	Life	Other
	(in millions)
Asset Type
Debt securities	$13	$—	$48	$15	$76
Common Stock	567	—	76	1,797	2,440
Mutual Funds	83,043	28,966	20,612	620	133,241
Bonds and Notes	7	—	99	1,042	1,148
Total	$83,630	$28,966	$20,835	$3,474	$136,905

	December 31, 2024
	Retirement	Corp & Other			Total
		Legacy	Life	Other
	(in millions)
Asset Type
Debt securities	$15	$—	$51	$13	$79
Common Stock	508	—	68	1,631	2,207
Mutual Funds	78,808	33,214	18,611	659	131,292
Bonds and Notes	5	—	98	1,036	1,139
Total	$79,336	$33,214	$18,828	$3,339	$134,717
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
AB Retirement Plans
AB maintained a qualified, non-contributory, defined benefit retirement plan (the “Retirement Plan”) covering current and former employees who were employed by AB in the United States prior to October 2, 2000. During 2024, the Compensation Committee of the AB Board of Directors approved the termination of the Retirement Plan, effective May 22, 2024. AB began the process of settling benefits with vested participants and all lump sum disbursements elected by plan participants were distributed in December 2024 in the amount of $35 million. The remaining Retirement Plan participants who did not elect a lump sum disbursement elected to roll over their benefit to a group annuity contract from a qualified insurance company to administer all future payments. During the nine months ended September 30, 2025, AB settled all future obligations under the Retirement Plan and transferred the remaining benefit obligations to a qualified third party insurance provider under a group annuity contract. The final annuity premium transferred was $59 million. Following the transfer related to the annuity purchase, the plans funded status was in a deficit and AB funded an additional $2 million to cover all remaining obligations. As a result of the settlement, AB recognized an initial non-cash settlement of approximately $21 million related to Retirement Plan losses and the reclassification from accumulated other comprehensive loss to general and administrative expenses in the unaudited consolidated statements of income. The final settlement charge, net of true-up amount of $3 million, was $18 million for the nine months ended September 30, 2025.
Net Periodic Pension Expense
Components of net periodic pension expense for the Company’s plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Service cost	$9	$2	$24	$6
Interest cost	28	30	84	89
Expected return on assets	(33)	(36)	(100)	(110)
Prior period service cost amortization	(1)	(1)	(2)	(2)
Net amortization	20	15	43	44
Impact of settlement	(3)	—	18	—
Net periodic pension expense	$20	$10	$67	$27
12)    INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2025 and 2024 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
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
In the third quarter of 2025, the Company realized losses from the liquidity pool primarily due to the RGA reinsurance transaction, resulting in a deferred tax asset for realized capital losses. The valuation allowance against unrealized losses in OCI was reduced and a valuation allowance against the realized losses was established through net income.
For the three and nine months ended September 30, 2025, the Company recorded decreases to the valuation allowance of $232 million and $190 million, respectively, in OCI. For the three and nine months ended September 30, 2025, the Company recorded increases to the valuation allowance of $180 million and $180 million, respectively, in net income. A valuation allowance of $206 million and $217 million as of September 30, 2025 and December 31, 2024, respectively, remains against deferred tax assets that are not more-likely-than-not to be realized.

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
13)    EQUITY
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	September 30, 2025			December 31, 2024
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Series A	32,000	32,000	32,000	32,000	32,000	32,000
Series B	20,000	—	—	20,000	17,773	17,773
Series C	12,000	12,000	12,000	12,000	12,000	12,000
Total	64,000	44,000	44,000	64,000	61,773	61,773

On April 11, 2025, Holdings redeemed and retired $279 million of Series B Preferred Stock using proceeds from our Junior Subordinated Debt issuance.
On September 30, 2025, Holdings redeemed the remaining $165 million of Series B Preferred Stock.
Dividends declared per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Series A dividends declared	$328	$328	$984	$984
Series B dividends declared	$619	$—	$1,238	$619
Series C dividends declared	$269	$269	$806	$806
Common Stock
Dividends declared per share of common stock were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Dividends declared	$0.27	$0.24	$0.78	$0.70

Share Repurchase
On February 5, 2024, the Company’s Board of Directors (the “Board”) authorized a new $1.3 billion share repurchase program. On February 13, 2025, Holdings’ Board approved an additional $1.5 billion under Holdings’ share repurchase program. On September 9, 2025, Holding’ Board approved an additional $500 million under Holdings’ share repurchase program. Under this program, the Company may, from time to time purchase shares of its common stock through various means. The Company may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate the Company to purchase any particular number of shares. As of September 30, 2025, Holdings had authorized capacity of approximately $1.3 billion remaining in its share repurchase program.
Holdings repurchased a total of 12.7 million and 22.5 million shares of its common stock at an average price of $53.21 and $52.16 through open market repurchases, ASRs and privately negotiated transactions for the three and nine months ended September 30, 2025, respectively and repurchased a total of 6.2 million and 20.0 million shares of its common stock at an average price of $40.92 and $37.74 through open market repurchases, ASRs and privately negotiated transactions for the three and nine months ended September 30, 2024, respectively.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
During the three and nine months ended September 30, 2025, Holdings repurchased 10.9 million and 15.6 million shares, of its common stock through open market repurchases. During the three and nine months ended September 30, 2024, Holdings repurchased 3.4 million and 9.8 million shares, of its common stock through open market repurchases.
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
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances are as follows:

	September 30, 2025	December 31, 2024
	(in millions)
Unrealized gains (losses) on investments	$(4,693)	$(7,334)
Market risk benefits - instrument -specific credit risk component	(1,122)	(1,125)
Liability for future policy benefits - current discount rate component	195	372
Defined benefit pension plans	(538)	(579)
Foreign currency translation adjustments	(58)	(88)
Total accumulated other comprehensive income (loss)	(6,216)	(8,754)
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(25)	(42)
Accumulated other comprehensive income (loss) attributable to Holdings	$(6,191)	$(8,712)

The components of OCI, net of taxes for follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$773	$2,300	$1,766	$1,314
(Gains) losses reclassified into net income (loss) during the period (1)	899	22	933	43
Net unrealized gains (losses) on investments	1,672	2,322	2,699	1,357

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	15	(66)	(94)	(23)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $154, $447, $451 and $212)	1,687	2,256	2,605	1,334
Change in LFPB discount rate and MRB credit risk, net of tax
Changes in instrument-specific credit risk - market risk benefits (net of deferred income tax expense (benefit) of $(109), $6, $1 and $(31))	(412)	20	2	(119)
Changes in current discount rate - liability for future policy benefits (net of deferred income tax expense (benefit) of $(12), $(60), $(37) and $(16))	(47)	(223)	(139)	(58)
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost)	15	10	41	29
Change in defined benefit plans (net of deferred income tax expense (benefit) of $4, $3, $5 and $8)	15	10	41	29
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	(8)	19	29	17
Foreign currency translation adjustment	(8)	19	29	17
Total other comprehensive income (loss), net of income taxes	1,235	2,082	2,538	1,203
Less: Other comprehensive income (loss) attributable to noncontrolling interest	(6)	8	17	7
Other comprehensive income (loss) attributable to Holdings	$1,241	$2,074	$2,521	$1,196
______________
(1)See “reclassification adjustments” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(239) million, $(5) million, $(248) million and $(11) million for the three and nine months ended September 30, 2025 and 2024, respectively.
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
The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	September 30,	December 31,
	2025	2024
	(in millions)
Total short-term debt	$—	$—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	September 30,	December 31,
	2025	2024
	(in millions)
Long-term debt:
Senior Debenture due 2028	250	250
Senior Note due 2028	995	1,494
Senior Note due 2029	306	303
Senior Note due 2033	497	497
Senior Note due 2048	1,290	1,289
Junior Sub Debt Securities due 2055	495	—
Total long-term debt	3,833	3,833
Total short and long-term debt	$3,833	$3,833
Junior Subordinated Debt Securities
On March 26, 2025, Holdings issued $500 million aggregate principal amount of 6.7% Fixed-to-Fixed Reset Rate Junior Subordinated Debt Securities due 2055 (the “Junior Subordinated Debt Securities”). These amounts were recorded net of the underwriting discount and issuance costs of $6 million. Interest will be paid (i) from, and including, March 26, 2025 to, but excluding, March 28, 2035 at the rate of 6.7% per annum and (ii) from, and including, March 28, 2035, during each interest period, at a rate per annum equal to the five-year Treasury rate as of the most recent reset interest determination date, in each case to be reset on each interest reset date, plus 2.39%, payable semi-annually in arrears on March 28 and September 28 of each year, beginning on September 28, 2025, and on the maturity date.
Holdings Senior Notes
In September 2025, Holdings repurchased $500 million principal of the 2028 Notes, and recorded a loss on extinguishment of $5 million.
Holdings Revolving Credit Facility
On July 29, 2025, Holdings entered into a new Revolving Credit Agreement with respect to a $1.0 billion five-year senior unsecured revolving credit facility (the “Credit Facility”), and terminated the Amended and Restated Revolving Credit Agreement, dated as of June 24, 2021, as amended.
15)    REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Balance, beginning of period	$358	$1,088	$125	$770
Net earnings (loss) attributable to redeemable noncontrolling interests	12	26	13	60
Purchase/change of redeemable noncontrolling interests	(26)	109	206	393
Balance, end of period	$344	$1,223	$344	$1,223

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
16)    COMMITMENTS AND CONTINGENT LIABILITIES
Litigation and Regulatory Matters
Litigation, regulatory and other loss contingencies arise in the ordinary course of the Company’s activities as a diversified financial services firm. The Company is a defendant in a number of litigation matters arising from the conduct of its business. In some of these matters, claimants seek to recover very large or indeterminate amounts, including compensatory, punitive, treble and exemplary damages. Modern pleading practice permits considerable variation in the assertion of monetary damages and other relief. Claimants are not always required to specify the monetary damages they seek, or they may be required only to state an amount sufficient to meet a court’s jurisdictional requirements. Moreover, some jurisdictions allow claimants to allege monetary damages that far exceed any reasonably possible verdict. The variability in pleading requirements and past experience demonstrates that the monetary and other relief that may be requested in a lawsuit or claim often bears little relevance to the merits or potential value of a claim. Litigation against the Company includes a variety of claims including, among other things, insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration, product design, features and accompanying disclosure, payments of death benefits and the reporting and escheatment of unclaimed property, alleged breach of fiduciary duties, alleged mismanagement of client funds and other matters.
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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2025, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100 million.
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
The P-Caps are an off-balance sheet contingent funding arrangement that, upon Holdings’ election, gives Holdings the right over a thirty-year period to issue senior notes to the 2049 Trust and the 2054 Trusts. The Trusts have invested the proceeds from the respective sales of their P-Caps in separate portfolios of principal and/or interest strips of U.S. Treasury securities. In return, Holdings will, in the case of the 2054 Trust, pay, and in the case of the 2049 Trust, continue to pay, a semi-annual facility fee to the 2049 Trust and 2054 Trust calculated at a rate of 2.715% and 1.779% per annum, respectively, which will be applied to the unexercised portion of the contingent funding arrangement and Holdings will reimburse the Trusts for certain expenses. The facility fees are recorded in other operating costs and expenses in the consolidated statements of income (loss).
FHLB
As a member of the FHLB, Equitable Financial and Equitable America have access to collateralized borrowings. They also may issue funding agreements to the FHLB. Both the collateralized borrowings and funding agreements would require Equitable Financial or Equitable America to pledge qualified mortgage-backed assets and/or government securities as collateral. Equitable Financial and Equitable America issue short-term and long-term funding agreements to the FHLB and use the funds for asset, liability, and cash management purposes and spread lending purposes.
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $323 million and pledged collateral with a carrying value of $10.3 billion as of September 30, 2025. Equitable America has purchased FHLB stock of $5 million and pledged collateral with a carrying value of $252 million as of September 30, 2025.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Change in FHLB Funding Agreements during the Nine Months Ended September 30, 2025

	Outstanding Balance at December 31, 2024	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at September 30, 2025
	(in millions)
Short-term funding agreements:
Due in one year or less	$5,843	$54,265	$(54,565)	$409	$—	$5,952
Long-term funding agreements:
Due in years two through five	829	200	—	(388)	—	641
Due in more than five years	493	—	—	(21)	—	472
Total long-term funding agreements	1,322	200	—	(409)	—	1,113
Total funding agreements (1)	$7,165	$54,465	$(54,565)	$—	$—	$7,065
_____________
(1)The $16 million and $2 million difference between the funding agreements notional value shown above and carrying value shown in fair value table for September 30, 2025 and December 31, 2024, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
FABN
Under the FABN programs, Equitable Financial and Equitable America may issue funding agreements in U.S. dollar or other foreign currencies, in each case, to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the applicable Trust from time to time (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4 of the Notes to these Consolidated Financial Statements. As of September 30, 2025, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $16.0 billion. Funding agreements issued to the applicable Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes activity of funding agreements under the FABN programs.
Change in FABN Funding Agreements during the Nine Months Ended September 30, 2025

	Outstanding Balance at December 31, 2024	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at September 30, 2025
	(in millions)
Short-term funding agreements:
Due in one year or less	$1,050	$300	$(650)	$950	$—	$—	$1,650
Long-term funding agreements:
Due in years two through five	4,393	3,700	—	(950)	—	97	7,240
Due in more than five years	300	500	—	—	—	—	800
Total long-term funding agreements	4,693	4,200	—	(950)	—	97	8,040
Total funding agreements (1)	$5,743	$4,500	$(650)	$—	$—	$97	$9,690
_____________
(1)The $56 million and $18 million difference between the funding agreements notional value shown and carrying value table as of September 30, 2025 and December 31, 2024, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
FABCP
In May 2023, Equitable Financial and Equitable America established a FABCP program, pursuant to which a SPLLC may issue commercial paper and deposit the proceeds with Equitable Financial or Equitable America pursuant to a funding agreement issued by Equitable Financial or Equitable America to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP program is $3.0 billion for Equitable Financial and $1.0 billion for Equitable America. As of September 30, 2025, Equitable Financial had $1.1 billion and Equitable America did not have any outstanding balances under the program, respectively.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of September 30, 2025, these arrangements include commitments by the Company to provide equity financing of $1.1 billion to certain limited partnerships and real estate joint ventures under certain conditions as well as a guarantee of a subsidiary’s performance under a reinsurance arrangement that will no longer be in effect once certain conditions at the subsidiary are met and notice is provided. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of September 30, 2025. The Company had $468 million of commitments under existing mortgage loan agreements as of September 30, 2025.
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
17)    BUSINESS SEGMENT INFORMATION
Effective July 1, 2025, our financial reporting presentation was revised to reflect the reorganization of the Company’s reportable segments to reflect how the Company’s chief operating decision maker now makes operating decisions and assesses performance. We now have three reportable segments: Retirement, Asset Management and Wealth Management. Prior period results have been revised in connection with updates to our reportable segments.
These segments reflect the manner by which the Company’s chief operating decision maker (“CODM”) views and manages the business. A brief description of these segments follows:
•The Retirement segment offers a diverse suite of retirement solutions to individual and institutional clients. Our primary offerings include individual and group annuities, retirement savings plans, and institutional savings products, which we distribute through both proprietary and third-party distribution. Results for our spread lending business are also primarily reported within the Retirement segment.
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
The CODM is the President and Chief Executive Officer of Holdings. The CODM evaluates the reported measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. Significant segment expenses are part of the CODM review and are critically important to understand the level of profitability of operating segments but also the overall company performance. This assessment will inform the way the allocation of resources will be done among the different operating segments.
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
The General Account investment portfolio is used to support the insurance and annuity liabilities generated by our businesses.
In the third quarter of 2025, the Company updated its net investment income (“NII”) segment reporting to better align with our GAAP segments, as well as the reporting of our spread lending programs' income and expenses. Previously, direct and allocated segment NII were recorded based on assets tied to statutory asset tagging and net statutory liabilities for allocation. To better align with our GAAP segments, the Company changed the recording methodology for direct NII. It is now based on the book yields of assets tied to specific segments, considering general account values plus reserves, net of embedded derivatives. Indirect NII, which was previously allocated based on net statutory liabilities, is now allocated based on general account values and reserves, net of embedded derivatives. Additionally, revenues and expenses from our spread lending programs are now primarily recorded within the Retirement segment. Previously, spread lending revenues and expenses were recorded in Corporate and Other, with the excess of revenues over expenses allocated to the insurance segments based on net statutory liabilities. Prior periods have been revised to reflect these changes.
Revenues derived from any customer did not exceed 10% of revenues for the three and nine months ended September 30, 2025 and 2024.
The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The table below presents operating earnings (loss) by segment and Corporate and Other (C&O):

	Three Months Ended September 30, 2025
	Retirement	Asset Management	Wealth Management	Corporate & Other	Eliminations	Total
	(in millions)
Segment revenues	$1,588	$1,144	$499	$741	$(235)	$3,737

Benefits and other deductions
Policyholders’ benefits	73	—	—	438	—	511
Interest credited to policyholders’ account balances	685	—	—	96	—	781
Commissions and distribution related payments	153	209	320	82	(227)	537
Amortization of deferred policy acquisition costs	153	—	—	50	—	203
Compensation and benefits	15	447	82	33	—	577
Interest expense and financing fees	—	7	—	61	(3)	65
Significant segment expenses	1,079	663	402	760	(230)	2,674
Other segment items (1)	70	188	19	144	(5)	416
Income taxes	(38)	(46)	(19)	8	—	(95)
Less: Operating (earnings) loss attributable to the noncontrolling interest	—	93	—	4	—	97
Operating earnings (loss)	$401	$154	$59	$(159)	$—	$455
_____________
(1)Other segment items include Remeasurement for liability for future policy benefits and Other operating expenses and costs. Additionally, other segment items reflected in Asset Management segment is primarily driven by other operating expense and costs related to general and administrative costs and promotion and servicing expenses.

	Three Months Ended September 30, 2024
	Retirement	Asset Management	Wealth Management	Corporate & Other	Eliminations	Total
	(in millions)
Segment revenues	$1,439	$1,086	$449	$1,020	$(221)	$3,773

Benefits and other deductions
Policyholders’ benefits	83	—	—	580	—	663
Interest credited to policyholders’ account balances	520	—	—	150	—	670
Commissions and distribution related payments	136	192	281	88	(212)	485
Amortization of deferred policy acquisition costs	135	—	—	49	—	184
Compensation and benefits	19	428	79	29	—	555
Interest expense and financing fees	—	8	—	57	(5)	60
Significant segment expenses	893	628	360	953	(217)	2,617
Other segment items (1)	62	205	24	107	(4)	394
Income taxes	(68)	(42)	(16)	4	—	(122)
Less: Operating (earnings) loss attributable to the noncontrolling interest	—	100	—	23	—	123
Operating earnings (loss)	$416	$111	$49	$(59)	$—	$517
_____________
(1)Other segment items include Remeasurement for liability for future policy benefits and Other operating expenses and costs. Additionally, other segment items reflected in Asset Management segment is primarily driven by other operating expense and costs related to general and administrative costs and promotion and servicing expenses.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2025
	Retirement	Asset Management	Wealth Management	Corporate & Other	Eliminations	Total
	(in millions)
Segment revenues	$4,527	$3,326	$1,430	$2,734	$(695)	$11,322

Benefits and other deductions
Policyholders’ benefits	241	—	—	1,816	—	2,057
Interest credited to policyholders’ account balances	1,847	—	—	402	—	2,249
Commissions and distribution related payments	440	607	909	237	(667)	1,526
Amortization of deferred policy acquisition costs	435	—	—	149	—	584
Compensation and benefits	61	1,298	246	133	—	1,738
Interest expense and financing fees	1	23	—	184	(13)	195
Significant segment expenses	3,025	1,928	1,155	2,921	(680)	8,349
Other segment items (1)	197	569	69	345	(15)	1,165
Income taxes	(176)	(135)	(52)	74	—	(289)
Less: Operating (earnings) loss attributable to the noncontrolling interest	—	283	—	8	—	291
Operating earnings (loss)	$1,129	$411	$154	$(466)	$—	$1,228
_____________
(1)Other segment items include Remeasurement for liability for future policy benefits and Other operating expenses and costs. Additionally, other segment items reflected in Asset Management segment is primarily driven by other operating expense and costs related to general and administrative costs and promotion and servicing expenses.

	Nine Months Ended September 30, 2024
	Retirement	Asset Management	Wealth Management	Corporate & Other	Eliminations	Total
	(in millions)
Segment revenues	$4,055	$3,230	$1,312	$3,097	$(664)	$11,030

Benefits and other deductions
Policyholders’ benefits	238	—	—	1,769	—	2,007
Interest credited to policyholders’ account balances	1,400	—	—	447	—	1,847
Commissions and distribution related payments	383	545	823	260	(626)	1,385
Amortization of deferred policy acquisition costs	378	—	—	147	—	525
Compensation and benefits	68	1,295	235	119	—	1,717
Interest expense and financing fees	—	37	—	171	(22)	186
Significant segment expenses	2,467	1,877	1,058	2,913	(648)	7,667
Other segment items (1)	180	614	71	337	(16)	1,186
Income taxes	(200)	(128)	(48)	25	—	(351)
Less: Operating (earnings) loss attributable to the noncontrolling interest	—	293	—	44	—	337
Operating earnings (loss)	$1,208	$318	$135	$(172)	$—	$1,489
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The table below presents a reconciliation to net income (loss) attributable to Holdings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Net income (loss) attributable to Holdings	$(1,309)	$(132)	$(1,595)	$388
Adjustments related to:
Variable annuity product (1)	978	756	2,123	1,167
Investment (gains) losses (2)	1,170	46	1,255	101
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	19	13	41	44
Other adjustments (3)	(164)	1	(96)	59
Income tax expense (benefit) related to above adjustments	(437)	(172)	(714)	(288)
Non-recurring tax items	198	5	214	18
Operating earnings (loss)	$455	$517	$1,228	$1,489
_____________
(1)As a result of the novation of certain Legacy VA policies completed during the first quarter of 2025, the Company recorded a loss of $499 million in pre-tax net income and an increase of $263 million in pre-tax AOCI, for a total impact loss of $236 million for the nine months ended September 30, 2025.
(2)Includes $1.1 billion as a result of the assets transferred related to the reinsurance agreement with RGA for the three and nine months ended September 30, 2025. See Note 20 of the Notes to these Consolidated Financial Statements for further details.
(3)Includes a gain of $230 million and $262 million on Non-VA derivatives for the three and nine months ended September 30, 2025, respectively. Also includes $(8) million and $6 million of expense related to a disputed billing practice of an AB third-party service provider for the three and nine months ended September 30, 2025, respectively, and certain gross legal expenses related to the COI litigation of $0 million and $106 million for the three and nine months ended September 30, 2024.
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
The table below presents revenues by segment and C&O:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Segment revenues:
Retirement (1)	$1,588	$1,439	$4,527	$4,055
Asset Management (2)	1,144	1,086	3,326	3,230
Wealth Management (3)	499	449	1,430	1,312
Corporate and Other (1)	741	1,020	2,734	3,097
Eliminations	(235)	(221)	(695)	(664)

Adjustments related to:
Variable annuity product features, excluding change in MRBs (4)	(1,314)	(628)	(1,888)	(2,257)
Investment gains (losses), net	(1,170)	(46)	(1,255)	(101)
Other adjustments to segment revenues (4)	197	(26)	209	138
Total revenues	$1,450	$3,073	$8,388	$8,810
______________
(1)Includes investment expenses charged by AB of $39 million and $115 million for the three and nine months ended September 30, 2025, respectively, and $37 million and $110 million for the three and nine months ended September 30, 2024, respectively, for services provided to the Company.
(2)Inter-segment investment management and other fees of $44 million and $130 million for the three and nine months ended September 30, 2025, respectively, and $41 million and $125 million for the three and nine months ended September 30, 2024, respectively, are included in segment revenues of the Asset Management segment.
(3)Inter-segment distribution fees of $227 million and $667 million for the three and nine months ended September 30, 2025, respectively, and $212 million and $626 million for the three and nine months ended September 30, 2024, respectively, are included in segment revenues of the Wealth Management segment.
(4)Prior periods were revised to conform with current presentation.
Total assets by segment were as follows:

	September 30, 2025	December 31, 2024
	(in millions)
Total assets by segment:
Retirement	$193,110	$173,796
Asset Management	10,166	10,137
Wealth Management	289	168
Corporate and Other	110,844	111,626
Total assets	$314,409	$295,727
18)    INSURANCE STATUTORY FINANCIAL INFORMATION
Prescribed and Permitted Accounting Practices
As of September 30, 2025, the following five prescribed and permitted practices resulted in net income (loss) and capital and surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the General Account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was a decrease of approximately $176 million in statutory special surplus funds as of September 30, 2025. The Reinsurance Treaty reduced the amount of interest rate hedging needed at Equitable Financial going forward, affecting future deferrals, but leaves our historical SSAP 108 deferred amounts unchanged. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable transaction.
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
The impact of the application of Reg 213 was a decrease of approximately $119 million in statutory surplus as of September 30, 2025 compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of September 30, 2022, Equitable Financial’s Reg 213 reserves were 100% phased-in. As of September 30, 2025, given the prevailing market conditions and business mix, there are $91 million Reg 213 redundant reserves over the US RBC CTE 98 TAR.
During the fourth quarter 2020, Equitable Financial received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our SCS product and Separate Account No. 69 (“SA 69”) for our EQUI-VEST product Structured Investment Option, to change the accounting basis of these two non-insulated Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law to align with how we manage and measure our overall General Account asset portfolio. In order to facilitate this change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $695 million in statutory surplus as of September 30, 2025.
During 2022, Equitable America received approval from the Arizona Department of Insurance and Financial Institutions pursuant to A.R.S. 20-515 for Separate Account No. 68A (“SA 68A”) for our SCS product, Separate Account No. 69A (“SA 69A”) for our EQUI-VEST product Structured Investment Option and Separate Account No. 71A (“SA 71A”) for our Investment Edge Structured Investment Option, to permit us to use book value as the accounting basis of these three non-insulated Separate Accounts instead of fair value in accordance with the Manual to align with how we manage and measure our overall General Account asset portfolio. The impact of the application is a decrease of approximately $948 million in statutory surplus as of September 30, 2025.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The Arizona Department of Insurance and Financial Institutions granted to Equitable America a permitted practice to deviate from SSAP No. 108 by applying special accounting treatment for specific derivatives hedging variable annuity benefits subject to fluctuations as a result of interest rate sensitivities. The permitted practice expands on SSAP No. 108 hedge accounting to include equity risks for the full scope of Variable Annuity (VA) contracts (i.e., not just the rider guarantees but for the VA total contract). The permitted practice allows Equitable America to adopt SSAP 108 retroactively from October 1, 2023 and applies to both directly held VA hedges as well as VA hedges in the Equitable America funds withheld asset that resulted from the Reinsurance Treaty. In the calculation of the amount of excess VA equity and interest rate derivative hedging gains/losses to defer (including Net investment income on our Equity Total Return Swaps), the permitted practice allows us to compare our total equity and interest derivatives gains and losses to 100% of our target liability change. Any hedge gain or loss deferrals will follow SSAP No. 108 amortization rules (i.e. 10-year straight line). The impact of applying this revised permitted practice relative to SSAP 108 was an increase of approximately $1.4 billion in statutory special surplus funds as of September 30, 2025.
19)    EARNINGS PER COMMON SHARE
The following table presents a reconciliation of net income (loss) and weighted-average common shares used in calculating basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except per share data)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding — basic	296.2	318.2	302.4	324.2
Effect of dilutive potential common shares:
Employee share awards (1)	—	—	—	3.5
Weighted-average common shares outstanding — diluted	296.2	318.2	302.4	327.7

Net income (loss):
Net income (loss)	$(1,215)	$28	$(1,348)	$788
Less: Net income (loss) attributable to the noncontrolling interest	94	160	247	400
Net income (loss) attributable to Holdings	(1,309)	(132)	(1,595)	388
Less: Preferred stock dividends	16	14	48	54
Net income (loss) available to Holdings’ common shareholders	$(1,325)	$(146)	$(1,643)	$334

Earnings per common share:
Basic	$(4.47)	$(0.46)	$(5.43)	$1.03
Diluted	$(4.47)	$(0.46)	$(5.43)	$1.02
______________
(1)Calculated using the treasury stock method.
For the three and nine months ended September 30, 2025 and 2024, 5.3 million, 5.6 million, 6.4 million and 3.0 million, respectively, of outstanding stock awards, were not included in the computation of diluted EPS because their effect was anti-dilutive.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
20)    REINSURANCE
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Direct charges and fee income	$805	$809	$2,396	$2,406
Reinsurance assumed	—	—	—	—
Reinsurance ceded	(334)	(183)	(663)	(549)
Policy charges and fee income	$471	$626	$1,733	$1,857

Direct premiums	$276	$332	$865	$933
Reinsurance assumed	45	40	125	130
Reinsurance ceded	(63)	(60)	(168)	(184)
Premiums	$258	$312	$822	$879

Direct policyholders’ benefits	$764	$799	$2,684	$2,468
Reinsurance assumed	43	31	118	114
Reinsurance ceded	(355)	(167)	(804)	(575)
Policyholders’ benefits	$452	$663	$1,998	$2,007

Direct interest credited to policyholders’ account balances	$876	$708	$2,394	$1,940
Reinsurance ceded	(78)	(7)	(122)	(61)
Interest credited to policyholders’ account balances	$798	$701	$2,272	$1,879
Ceded Reinsurance
The Company reinsures most of its new variable life, UL and term life policies on an excess of retention basis. The Company generally retains on a per life basis up to $25 million for single lives and $30 million for joint lives with the excess 100% reinsured. The Company also reinsures risk on certain substandard underwriting risks and in certain other cases.
On July 31, 2025, Equitable Financial, as well as Equitable America and Equitable Financial L&A, completed the master transaction agreement with RGA entered into on February 23, 2025 pursuant to which and subject to the terms and conditions set forth in such agreement, RGA entered into reinsurance agreements, as reinsurer, with each such subsidiary, as ceding company, to effect the RGA Reinsurance Transaction. At the closing of the transaction, (i) each of Equitable Financial and Equitable America entered into a separate coinsurance and modified coinsurance agreement with RGA and (ii) Equitable Financial L&A entered into a coinsurance agreement with RGA, each with an effective date of April 1, 2025, pursuant to which each ceding company ceded to RGA a 75% quota share of such ceding company’s in-force individual life insurance block and Closed Block. See Note 1 of the Notes to these Consolidated Financial Statements for additional details of the RGA Reinsurance Transaction.
Assets supporting the NI modco arrangement with RGA consist of $266 million of fixed maturity securities, $29 million of options, and $3 million of cash and cash equivalents as of September 30, 2025.

In addition to the above, the Company cedes a portion of its group health, extended term insurance, and paid-up life insurance and substantially all of its individual disability income business through various coinsurance agreements.
Assumed Reinsurance

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
The following table summarizes the ceded GMIB reinsurance contracts, third-party recoverables, amount due to reinsurance and assumed reserves:

	September 30, 2025	December 31, 2024
	(in millions)
Ceded Reinsurance:
Estimated net fair values of purchased market risk benefits (1)	$5,415	$7,376
Third-party reinsurance recoverables related to insurance contracts	20,025	7,899
Top reinsurers:
First Allmerica-GAF	3,087	3,245
Zurich Life Insurance Company, Ltd.	1,157	2,444
RGA Reinsurance Company	1,920	1,205
Ceded group health reserves	56	53
Amount due to reinsurers	1,451	1,421
Top reinsurers:
RGA Reinsurance Company	1,159	2,187
First Allmerica-GAF	76	77
Protective Life Insurance Company	95	106
Assumed Reinsurance:
Reinsurance assumed reserves	$630	$647
_____________
(1)The estimated fair values of purchased MRB risks decreased $(2.0) billion for the nine months ended September 30, 2025 and $(2.1) billion for the year ended December 31, 2024.
21)    REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS
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
	(in millions)
Consolidated Balance Sheets:
ASSETS
Investments:
Amounts due from reinsurers	$8,222	$(154)	$8,068
Current and deferred income taxes	1,701	6	1,707
Total Assets	$298,989	$(148)	$298,841
LIABILITIES
Policyholders’ account balances	$107,433	$(29)	$107,404
Amounts due to reinsurers	1,421	5	1,426
Other liabilities	6,645	(105)	6,540
Total Liabilities	292,791	(129)	292,662
EQUITY
Retained earnings	9,977	(13)	9,964
Accumulated other comprehensive income (loss)	(6,595)	(6)	(6,601)
Total equity attributable to Holdings	3,220	(19)	3,201
Total Equity	4,975	(19)	4,956
Total Equity and Redeemable NCI	6,198	(19)	6,179
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$298,989	$(148)	$298,841

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions, except per share data)
Consolidated Statements of Income (Loss)
REVENUES
Premiums	$313	$(1)	$312	$870	$9	$879
Net investment income (loss)	1,309	(1)	1,308	3,694	(9)	3,685
Other income	301	(1)	300	989	(6)	983
Total revenues	3,076	(3)	3,073	8,816	(6)	8,810
BENEFITS AND OTHER DEDUCTIONS
Remeasurement of liability for future policy benefits	16	(17)	(1)	9	(12)	(3)
Change in market risk benefits and purchased market risk benefits	79	18	97	(1,154)	31	(1,123)
Interest credited to policyholders’ account balances	708	(7)	701	1,879	—	1,879
Total benefits and other deductions	3,090	(6)	3,084	7,902	19	7,921
Income (loss) from continuing operations, before income taxes	(14)	3	(11)	914	(25)	889
Income tax (expense) benefit	40	(1)	39	(106)	5	(101)
Net income (loss)	26	2	28	808	(20)	788
Net income (loss) attributable to Holdings	(134)	2	(132)	408	(20)	388
Net income (loss) available to Holdings’ common shareholders	$(148)	$2	$(146)	$354	$(20)	$334

EARNINGS PER COMMON SHARE
Basic	$(0.47)	$0.01	$(0.46)	$1.09	$(0.06)	$1.03
Diluted	$(0.47)	$0.01	$(0.46)	$1.08	$(0.06)	$1.02

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$26	$2	$28	$808	$(20)	$788
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	2,255	1	2,256	1,334	—	1,334
Change in market risk benefits - instrument-specific credit risk	(5)	25	20	(133)	14	(119)
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	11	(1)	10	29	—	29
Foreign currency translation adjustment	20	(1)	19	17	—	17
Total other comprehensive income (loss), net of income taxes	2,058	24	2,082	1,189	14	1,203
Comprehensive income (loss)	2,084	26	2,110	1,997	(6)	1,991
Comprehensive income (loss) attributable to Holdings	$1,916	$26	$1,942	$1,590	$(6)	$1,584

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Equity:
Equity, beginning of period	$3,385	$(46)	$3,339	$4,388	$(13)	$4,375
Total Holdings’ equity, beginning of period	1,644	(46)	1,598	2,649	(13)	2,636
Retained earnings, beginning of year	10,317	(16)	10,301	10,243	7	10,250
Net income (loss) attributable to Holdings	(134)	2	(132)	408	(20)	388
Other	(2)	1	(1)	(1)	—	(1)
Retained earnings, end of period	9,977	(13)	9,964	9,977	(13)	9,964
Accumulated other comprehensive income (loss), beginning of year	(8,645)	(30)	(8,675)	(7,777)	(20)	(7,797)
Other comprehensive income (loss)	2,050	24	2,074	1,182	14	1,196
Accumulated other comprehensive income (loss), end of period	(6,595)	(6)	(6,601)	(6,595)	(6)	(6,601)
Total Holdings’ equity, end of period	3,220	(19)	3,201	3,220	(19)	3,201
Total equity, end of period	$4,975	$(19)	$4,956	$4,975	$(19)	$4,956

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2024
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Cash Flows:
Cash flows from operating activities:
Net income (loss)	$808	$(20)	$788
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Amortization and depreciation	640	6	646
Remeasurement of liability for future policy benefits	9	(12)	(3)
Change in market risk benefits	(1,154)	31	(1,123)
Reinsurance recoverable	(612)	(2)	(614)
Current and deferred income taxes	181	(5)	176
Other, net	255	2	257
Net cash provided by (used in) operating activities	$1,606	$—	$1,606

EQUITABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22)     SUBSEQUENT EVENTS
ASR
In September 2025, Holdings established an obligation to enter into an ASR with a third-party financial institution to repurchase an aggregate of $125 million of Holdings’ common stock. Pursuant to the ASR, on October 2, 2025, Holdings made a pre-payment of $125 million and received initial delivery of 2.0 million shares. The ASR terminated in October 2025, at which time an additional 520,342 shares of common stock were received.
Funding Agreement
In October 2025, the Company received proceeds of $678 million from the issuance of a funding agreement to an SPV as part of our spread lending activities. The funding agreement matures in November 2033 and will be reported in Policyholders’ account balances in the consolidated balance sheets in subsequent periods.

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
As previously announced, effective July 1, 2025, our financial reporting presentation was revised to reflect the reorganization of the Company’s reportable segments to reflect how the Company’s chief operating decision maker now makes operating decisions and assesses performance. We now manage our business through three segments: Retirement, Asset Management and Wealth Management. We report certain activities and items that are not included in these segments in Corporate and Other. Prior period results have been revised in connection with updates to our reportable segments. Note 17 of the Notes to the Consolidated Financial Statements for further information on our segments.
We benefit from our complementary mix of businesses. This business mix provides diversity in our earnings sources, which helps offset fluctuations in market conditions and variability in business results, while offering growth opportunities.
Overview of Recent Developments
RGA Reinsurance Transaction
On July 31, 2025, Equitable Financial, as well as Equitable America and Equitable Financial L&A (each a “Ceding Company” and, collectively, the “Ceding Companies”), completed the master transaction agreement with RGA entered into on February 23, 2025 pursuant to which and subject to the terms and conditions set forth in such agreement, RGA entered into reinsurance agreements, as reinsurer, with each Ceding Company, to effect the RGA Reinsurance Transaction.
At the closing of the transaction, (i) each of Equitable Financial and Equitable America entered into a separate coinsurance and modified coinsurance agreement with RGA and (ii) Equitable Financial L&A entered into a coinsurance agreement with RGA, each with an effective date of April 1, 2025, pursuant to which each ceding company ceded to RGA a 75% quota share of such ceding company’s in-force individual life insurance block and Closed Block. At the closing of the transaction, assets supporting the general account liabilities relating to the reinsured contracts were deposited into a trust account for the benefit of Equitable Financial and a trust account for the benefit of Equitable America and Equitable Financial L&A, which assets will secure RGA’s obligations to each ceding company under the applicable reinsurance agreement. Equitable Financial and Equitable America reinsured the applicable separate accounts relating to the applicable reinsured contracts on a modified coinsurance basis. In addition, the investment of assets in each trust account will be subject to investment guidelines and certain capital adequacy related triggers will require enhanced funding. The reinsurance agreements also contain additional counterparty risk management and mitigation provisions. Each ceding company will continue to administer the applicable reinsured contracts.
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
Tender Offer and AB Unit Exchange
On February 24, 2025, Holdings commenced the AB Tender Offer to purchase up to 46 million AB Holding Units at a price of $38.50 per unit, less any applicable tax withholding, for an aggregate purchase price of $1.8 billion. On April 3, 2025, Holdings purchased (the “Purchase”) 19.7 million AB Holding Units pursuant to the AB Tender Offer for an aggregate cost of $758 million. The AB Holding Units accepted for purchase represent approximately 17.9% of the outstanding units as of March 31, 2025. On July 10, 2025, AB and Holdings entered into an Amended and Restated Master Exchange Agreement to increase the AB Units that remain available for exchange from 4.8 million AB Units to 19.7 million AB Units, and Holdings exchanged 19.7 million AB Holding Units for an equal number of limited partnership interests in ABLP. The exchange had no effect on Holdings’ economic interest in AB.
Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
U.S. equity markets delivered strong returns in the third quarter of 2025, benefitting from resilient consumer spending, benign inflation readings and strong GDP growth. Earnings momentum also supported the equity rally, with consensus estimates indicating a year-over-year earnings growth of approximately 7-8% for the S&P 500 in the third quarter of 2025. The S&P 500 returned 8.1% during the current quarter, reaching record highs. Market breadth improved notably, with small-cap stocks outperforming large-caps, driving 12.4% returns for the Russell 2000 in the current quarter. The rally was led by the information technology and communication services sectors while sectors like energy and utilities lagged, constrained by volatile commodity prices and margin pressure. While AI-levered companies continued to drive outsized gains, the strength in small- and mid-cap segments lent confidence in broader participation.
That said, a wide variety of factors continue to cause market volatility and heighten concerns regarding inflation. These factors include, among others, uncertainty regarding the federal debt limit, decreased discretionary consumer spending, increased tariffs and other trade restrictions and barriers, interest rate changes, high fuel and energy costs, ongoing economic disruption, the possibility of an economic recession, and other macroeconomic factors, geopolitical events and uncertainty, including the effects of the U.S. federal government shutdown, the Ukraine-Russia conflict and conflict in the Middle East. For further information on the risk of increased volatility in the financial markets to our business, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and the Economy—Conditions in the global capital markets and the economy and Equity market declines and volatility” in the 2024 Form 10-K.

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
Insurance Regulation
Regulation of Investments
The NAIC is evaluating the risks associated with insurers’ investments in certain categories of structured securities, including CLOs. In 2023, the NAIC approved interim rules that raise capital requirements for holdings of CLO and other asset-backed security residual interests. Effective January 1, 2024, the NAIC adopted an amendment to the Purposes and Procedures Manual of the NAIC Investment Analysis Office (the “Purposes and Procedures Manual”) to give the NAIC’s Structured Securities Group (“SSG”), housed within the NAIC’s Securities Valuation Office (the “SVO”), responsibility for modeling CLO securities and evaluating tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios in order to assign NAIC Designations. Under the amended Purposes and Procedures Manual, CLO investments will no longer be broadly exempt from filing with the SVO based on ratings from credit rating providers. The NAIC’s goal is to ensure that the weighted average RBC factor for owning all tranches of a CLO more closely aligns with what would be required for directly owning all of the underlying loan collateral, in order to avoid RBC arbitrage. The Purposes and Procedures Manual requires insurers to begin reporting the financially modeled NAIC Designations for CLOs with their year-end 2025 financial statements, although the NAIC is considering delaying this to year-end 2026. The NAIC is collaborating with interested parties to refine the process for modeling CLO investments.
In related work, the NAIC’s Financial Condition (E) Committee launched a holistic review of the insurance regulatory framework related to insurer investment risk regulation, on which work began in 2023. The primary objective is to enhance the insurance regulatory framework in order to strengthen oversight of insurers’ investments. The proposed changes to modernize investment oversight include (i) reducing / eliminating “blind” reliance on credit rating providers while continuing to use them by implementing a due diligence framework that oversees the effectiveness of credit rating providers; and (ii) bolstering the SVO’s risk analysis capabilities by investing in a risk analytics tool and adding specialized personnel. In July 2025, the Financial Condition (E) Committee approved the formation of three new working groups to assist with implementing enhancements to the framework for regulating insurer investments.
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
In February 2025, the NAIC announced the formation of a new Risk-Based Capital Model Governance (EX) Task Force. The purpose of the new task force is to provide executive-level oversight and coordination of the various NAIC groups that are reviewing RBC-related standards. The task force is also charged with completing a comprehensive gap analysis to identify gaps in the current RBC framework and developing guiding principles for future RBC adjustments. In September 2025, the task force exposed for comment an updated proposed set of RBC principles with the aim of enhancing RBC precision with respect to asset risk.
Reinsurance
In August 2025, the NAIC adopted an actuarial guideline (“AG 55”) developed by the Life Actuarial (A) Task Force (“LATF”) that subjects certain post January 1, 2016 offshore reinsurance transactions to enhanced asset adequacy testing. The guideline requires asset adequacy testing for long-duration insurance business that relies heavily on asset returns (i.e., “asset-intensive reinsurance transactions”) within the scope of the guideline that either meet certain size-based thresholds or result in significant reinsurance collectability risk (as determined by the cedent’s appointed actuary). Such asset adequacy testing would be performed using a cash flow testing methodology. The actuarial guideline requires disclosure by the ceding insurer, meaning that it will not require that additional reserves be posted at the reinsurer level (although the ceding insurer may decide to post reserves). It is important to note that domestic regulators will continue to have the authority to take action on known issues, or issues that may become known as part of such new reporting, and may require additional analysis or reserves following such disclosure. The Company is preparing to comply with this new guideline, for which reporting will be required with respect to reserves reported as of December 31, 2025 in an insurer’s annual statement. In October 2025, LATF exposed for comment a revised filing template intended to assist ceding insurers in complying with AG 55.
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
Fiduciary Rules
On April 23, 2024, the U.S. Department of Labor (the “DOL”) issued a regulation that changed the definition of “fiduciary” for purposes of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and parallel provisions of the Internal Revenue Code of 1986, as amended (the “Code”), when a financial professional, including an insurance producer, provides investment advice to investors that are subject to ERISA or to Section 4975 of the Code. Simultaneously, the DOL issued amendments to various existing prohibited transaction exemptions (“PTEs”), including PTE 84-14, that financial professionals rely on when they make investment recommendations to such retirement investors (the new definition of “fiduciary” and the PTE amendments collectively, the “DOL Rule”).
Various industry groups brought litigation against the DOL seeking to overturn the DOL Rule. On July 25, 2024, the U.S. District Court for the Eastern District of Texas issued a stay of the effective date of portions of the DOL Rule. On July 26, 2024, the U.S. District Court for the Northern District of Texas issued a stay of the effective date of the DOL Rule as a whole. The DOL initially appealed the stays issued in these cases to the U.S. Court of Appeals for the Fifth Circuit, but in early 2025, the court granted the DOL’s motion to pause proceedings while it reviews its posture on these cases. The DOL has since indicated that it intends to review and re-issue, likely in revised form, the DOL Rule.
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
Effect of Assumption Updates on Operating Results
During the third quarter of each year, we conduct our annual review of the assumptions underlying the valuation of DAC, deferred sales inducement assets, unearned revenue liabilities, liabilities for future policyholder benefits and MRBs for our Retirement business and blocks of policies reported in Corporate and Other. (assumption reviews are not relevant for the Asset Management and Wealth Management segments). Assumptions are based on a combination of Company experience, industry experience, management actions and expert judgment and reflect our best estimate as of the date of the applicable financial statements.

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

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Impact of assumption update on Net income (loss):
Variable annuity product features related assumption update	$(78)	$28
Assumption updates for other business	(2)	(8)
Impact of assumption updates on Income (loss) from continuing operations, before income tax	(80)	20
Income tax benefit on assumption update	17	(4)
Net income (loss) impact of assumption update	$(63)	$16
2025 Assumption Updates
The impact of the economic assumption update in the third quarter 2025 was a decrease of $80 million to income (loss) from continuing operations, before income taxes and a decrease to net income (loss) of $63 million.
The net impact of this assumption update on income (loss) from continuing operations, before income taxes of $80 million consisted of an increase in other income of $6 million, an increase in remeasurement of liability for future policy benefits of $3 million, a decrease in policyholders’ benefits of $1 million and an increase in change in MRBs and purchased MRBs of $84 million.
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
Model Changes
There were no material model changes in the first nine months of 2025 and 2024.
Impact of Assumption Updates and Model Changes on Pre-tax Non-GAAP Operating Earnings Adjustments
The table below presents the impact on pre-tax Non-GAAP Operating Earnings of our actuarial assumption updates by segment and Corporate and Other.

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Impact of assumption updates by segment:
Retirement	3	21
Corporate and Other	(2)	(17)
Total impact on pre-tax Non-GAAP Operating Earnings	$1	$4
2025 Assumption Updates
The impact of our 2025 annual review on Non-GAAP Operating Earnings was favorable by $1 million before taking into consideration the tax impacts, or $1 million after tax.
The net impact of assumption changes on Non-GAAP Operating Earnings increased other income by $5 million, increased remeasurement of liability for future policy benefits by $5 million, and decreased policyholders’ benefits by $1 million. Non-GAAP Operating Earnings excludes items related to variable annuity product features, such as changes in the MRBs and purchased MRBs.
2024 Assumption Updates
The impact of our 2024 annual review on Non-GAAP Operating Earnings was favorable by $4 million before taking into consideration the tax impacts, or $3 million after tax.
The net impact of assumption changes on Non-GAAP Operating Earnings increased other income by $13 million, increased remeasurement of liability for future policy benefits by $18 million and decreased policyholders’ benefits by $9 million. Non-GAAP Operating Earnings excludes items related to variable annuity product features, such as changes in the MRBs and purchased MRBs.
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

We also discuss certain operating measures, including AUM, AUA, AV, policy reserves and certain other operating measures, which management believes provide useful information about our businesses and the operational factors underlying our financial performance.
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
In the third quarter of 2025, the Company updated its net investment income (“NII”) segment reporting to better align with our GAAP segments, as well as the reporting of our spread lending programs' income and expenses. Previously, direct and allocated segment NII were recorded based on assets tied to statutory asset tagging and net statutory liabilities for allocation. To better align with our GAAP segments, the Company changed the recording methodology for direct NII. It is now based on the book yields of assets tied to specific segments, considering general account values plus reserves, net of embedded derivatives. Indirect NII, which was previously allocated based on net statutory liabilities, is now allocated based on general account values and reserves, net of embedded derivatives. Additionally, revenues and expenses from our spread lending programs are now primarily recorded within the Retirement segment. Previously, spread lending revenues and expenses were recorded in Corporate and Other, with the excess of revenues over expenses allocated to the insurance segments based on net statutory liabilities. Prior periods have been revised to reflect these changes.
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
The table below presents a reconciliation of net income (loss) attributable to Holdings to Non-GAAP Operating Earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Net income (loss) attributable to Holdings	$(1,309)	$(132)	$(1,595)	$388
Adjustments related to:
Variable annuity product features (1)	978	756	2,123	1,167
Investment (gains) losses (2)	1,170	46	1,255	101
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	19	13	41	44
Other adjustments (3)	(164)	1	(96)	59
Income tax expense (benefit) related to above adjustments	(437)	(172)	(714)	(288)
Non-recurring tax items	198	5	214	18
Non-GAAP Operating Earnings	$455	$517	$1,228	$1,489
_____________
(1)As a result of the novation of certain Legacy VA policies completed during the first quarter of 2025, the Company recorded a loss of $499 million in pre-tax net income and an increase of $263 million in pre-tax AOCI, for a total impact loss of $236 million for the nine months ended September 30, 2025.
(2)Includes $1.1 billion as a result of assets transferred related to the reinsurance transaction with RGA for the three and nine months ended September 30, 2025.
(3)Includes a gain of $223 million and $256 million on Non-VA derivatives for the three and nine months ended September 30, 2025, respectively. Also includes $(8) million and $6 million of expense related to a disputed billing practice of an AB third-party service provider for the three and nine months ended September 30, 2025, respectively and certain gross legal expenses related to the COI litigation of $106 million for the nine months ended September 30, 2024.
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
The following table presents return on average equity attributable to Holdings’ common shareholders, excluding AOCI and Non-GAAP Operating ROE for the trailing twelve months:

Trailing Twelve Months Ended September 30, 2025
(Dollars in millions)
Net income (loss) available to Holdings’ common shareholders	$(777)
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$7,464
Return on average equity attributable to Holdings’ common shareholders, excluding AOCI	(10.4)%

Non-GAAP Operating Earnings available to Holdings’ common shareholders	$1,669
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$7,464
Non-GAAP Operating ROE	22.4%
Non-GAAP Operating Common EPS
Non-GAAP operating common EPS is calculated by dividing Non-GAAP Operating Earnings by diluted common shares outstanding. The following table sets forth Non-GAAP operating common EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(per share amounts)
Net income (loss) attributable to Holdings	$(4.42)	$(0.42)	$(5.27)	$1.18
Less: Preferred stock dividends	0.05	0.04	0.16	0.16
Net income (loss) available to Holdings’ common shareholders	(4.47)	(0.46)	(5.43)	1.02
Adjustments related to:
Variable annuity product features (1)	3.30	2.38	7.02	3.56
Investment (gains) losses (2)	3.95	0.14	4.15	0.31
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.06	0.04	0.14	0.13
Other adjustments (3)	(0.55)	—	(0.33)	0.19
Income tax expense (benefit) related to above adjustments	(1.48)	(0.54)	(2.36)	(0.88)
Non-recurring tax items	0.67	0.02	0.71	0.05
Non-GAAP operating common EPS	$1.48	$1.58	$3.90	$4.38
______________
(1)As a result of the novation of certain Legacy VA policies completed during the first quarter of 2025, the Company recorded a loss of $1.65 for the nine months ended September 30, 2025.
(2)Includes $3.86 and $3.78 as a result of assets transferred related to the reinsurance transaction with RGA for the three and nine months ended September 30, 2025, respectively.
(3)Includes a gain of $0.77 and $0.87 on Non-VA derivatives for the three and nine months ended September 30, 2025, respectively. Also includes $(0.03) and $0.02 of expense related to a disputed billing practice of an AB third-party service provider for the three and nine months ended September 30, 2025, respectively and certain gross legal expenses related to the COI litigation of $0.32 for the nine months ended September 30, 2024.
Assets Under Management
AUM means investment assets that are managed by one of our subsidiaries and includes: (i) assets managed by AB; (ii) the assets in our General Account investment portfolio; and (iii) the Separate Accounts assets of our annuity and life insurance policies. Total AUM reflects exclusions between segments to avoid double counting.
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
Life Reserves
Life Reserves equals the aggregate value of policyholders’ account balances and future policy benefits for policies in Corporate and Other.

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
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss):
Consolidated Statements of Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$471	$626	$1,733	$1,857
Premiums	258	312	822	879
Net derivative gains (losses)	(1,117)	(714)	(1,692)	(2,298)
Net investment income (loss)	1,343	1,308	3,946	3,685
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	11	(28)	(43)	(63)
Other investment gains (losses), net	(1,181)	(18)	(1,212)	(38)
Total investment gains (losses), net	(1,170)	(46)	(1,255)	(101)
Investment management and service fees	1,316	1,287	3,873	3,805
Other income	349	300	961	983
Total revenues	1,450	3,073	8,388	8,810

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except per share data)
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	452	663	1,998	2,007
Remeasurement of liability for future policy benefits	59	(1)	44	(3)
Change in market risk benefits and purchased market risk benefits	(353)	97	(287)	(1,123)
Interest credited to policyholders’ account balances	798	701	2,272	1,879
Compensation and benefits	601	571	1,794	1,768
Commissions and distribution-related payments	537	485	1,526	1,385
Interest expense	61	55	177	174
Amortization of deferred policy acquisition costs	203	184	584	525
Other operating costs and expenses	440	329	1,817	1,309
Total benefits and other deductions	2,798	3,084	9,925	7,921
Income (loss) from continuing operations, before income taxes	(1,348)	(11)	(1,537)	889
Income tax (expense) benefit	133	39	189	(101)
Net income (loss)	(1,215)	28	(1,348)	788
Less: Net income (loss) attributable to the noncontrolling interest	94	160	247	400
Net income (loss) attributable to Holdings	(1,309)	(132)	(1,595)	388
Less: Preferred stock dividends	16	14	48	54
Net income (loss) available to Holdings’ common shareholders	$(1,325)	$(146)	$(1,643)	$334

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$(4.47)	$(0.46)	$(5.43)	$1.03
Diluted	$(4.47)	$(0.46)	$(5.43)	$1.02
Weighted average common shares outstanding (in millions):
Basic	296.2	318.2	302.4	324.2
Diluted	296.2	318.2	302.4	327.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Non-GAAP Operating Earnings	$455	$517	$1,228	$1,489

The following table summarizes our Non-GAAP Operating Earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(per share amounts)
Non-GAAP Operating Earnings per common share:
Basic	$1.48	$1.58	$3.90	$4.43
Diluted	$1.48	$1.58	$3.90	$4.38

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Net Income (Loss) Attributable to Holdings
Net income attributable to Holdings decreased $1.2 billion to a net loss of $1.3 billion for the three months ended September 30, 2025 from a net loss of $132 million in the three months ended September 30, 2024. The following notable items were the primary drivers for the change in net income (loss):

Unfavorable items included:
•Investment losses increased by $1.1 billion mainly due to the assets transferred related to the reinsurance transaction with RGA.
•Net derivative losses increased by $403 million mainly due to higher equity market appreciation during the third quarter 2025 compared to the third quarter 2024.
•Compensation, benefits, interest and other operating expenses increased by $147 million mainly due to a fair value adjustment of the contingent payment liability recorded in the third quarter 2024 in our Asset Management segment.
•Fee-type revenue decreased by $131 million mainly due to the reinsurance transaction with RGA, partially offset by higher investment base advisory fees and distribution revenue from higher average AUM in our Asset Management segment.
•Interest credited to policyholders’ account balances increased by $97 million mainly due to growth of account values in our Retirement segment and higher interest expense on funding agreements, partially offset by the reinsurance transaction with RGA.
•Remeasurement of liability for future policy benefits increased by $60 million mainly due to the reactivity of UL NLG reserves to the realized capital losses from the reinsurance transaction with RGA.
•Commissions and distribution-related payments increased by $52 million mainly due to higher distribution and advisory fee type revenue from higher retirement sales and average asset balances in our Wealth Management segment, higher asset-based commissions and sales volume in our Retirement segment and higher payments for the distribution of AB mutual funds resulting from higher average AUM in our Asset Management segment.
These were partially offset by the following favorable items:
•Change in market risk benefits and purchased market risk benefits decreased by $450 million mainly due to more favorable interest rate movements during the third quarter 2025 compared to the third quarter 2024.
•Policyholders’ benefits decreased by $211 million mainly due to the reinsurance transaction with RGA, partially offset by higher net mortality in our Life business.
•Income tax benefit increased by $94 million primarily due to a higher pre-tax loss for the three months ended September 30, 2025, partially offset by an increase in the valuation allowance of $180 million.
•Net income attributable to noncontrolling interest decreased by $66 million mainly due to lower pre-tax earnings and an increase in average economic ownership of AB.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings decreased by $62 million to $455 million for the three months ended September 30, 2025 from $517 million in the three months ended September 30, 2024. The following notable items were the primary drivers for the change in Non-GAAP Operating Earnings:
Unfavorable items included:
•Fee-type revenue decreased by $134 million mainly due to the reinsurance transaction with RGA, partially offset by higher investment base advisory fees and higher distribution revenue from higher average AUM in our Asset Management segment.
•Interest credited to policyholders’ account balances increased by $111 million mainly due to growth of account values in our Retirement segment and higher interest expense on funding agreements, partially offset by the reinsurance transaction with RGA.
•Commissions and distribution-related payments increased by $52 million mainly due to higher distribution and advisory fee type revenue from higher retirement sales and average asset balances in our Wealth Management segment, higher asset-based commissions and sales volume in our Retirement segment and higher payments for the distribution of AB mutual funds resulting from higher average AUM in our Asset Management segment.

These were partially offset by the following favorable items:
•Policyholders’ benefits decreased by $152 million mainly due to the reinsurance transaction with RGA, partially offset by higher net mortality in our Life business.
•Net investment income increased by $94 million mainly due to higher average asset balances, partially offset by the reinsurance transaction with RGA.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Net Income (Loss) Attributable to Holdings
Net income attributable to Holdings decreased $2.0 billion to a net loss of $1.6 billion during the nine months ended September 30, 2025 from $388 million of net income in the nine months ended September 30, 2024. The following were notable changes in net income (loss):
Unfavorable items included:
•Investment losses increased by $1.2 billion primarily due to the assets transferred related to the reinsurance transaction with RGA, as well as fixed maturity sales and mortgage valuation losses.
•Change in market risk benefits and purchased market risk benefits increased by $836 million mainly due to a decrease in interest rates in the first nine months of 2025 compared to a moderate increase in interest rates in the first nine months of 2024, further driven by less favorable equity market movements in the first nine months of 2025 compared to the first nine months of 2024.
•Compensation, benefits, interest and other operating expenses increased by $537 million mainly due to the Venerable novation loss and a fair value adjustment of the contingent payment liability recorded in the third quarter 2024 in our Asset Management segment.
•Interest credited to policyholders’ account balances increased by $393 million mainly due to growth of account values in our Retirement segment and higher interest expense on funding agreements, partially offset by the reinsurance transaction with RGA.
•Commissions and distribution-related payments increased by $141 million mainly due to higher payments to financial intermediaries for the distribution of AB mutual funds resulting from higher average AUM in our Asset Management segment and higher asset-based commissions and sales volumes in our Retirement segment.
•Fee-type revenue decreased by $135 million mainly driven by the reinsurance transaction with RGA, partially offset by higher advisory fee type revenue attributed to higher average asset balances combined with increased distribution fees from higher retirement sales in our Wealth Management segment.
•Amortization of DAC increased by $59 million mainly due to growth in our Retirement segment from sales momentum.
These were partially offset by the following favorable items:
•Net derivative losses decreased $606 million primarily driven by lower equity market appreciation during the first nine months of 2025 compared to the first nine months of 2024.
•Net investment income increased by $261 million mainly due to higher average asset balances and higher Alternative investment income, partially offset by the reinsurance transaction with RGA.
•Income tax benefit was $189 million for the first nine months of 2025 compared to income tax expense of $101 million for the first nine months of 2024. This was primarily due to a pre-tax loss in the first nine months of 2025 compared to pre-tax income in the first nine months of 2024, partially offset by an increase in the valuation allowance of $180 million for the nine months ended 2025.
•Net income attributable to noncontrolling interest decreased by $153 million mainly due to lower pre-tax earnings and an increase in average economic ownership of AB.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results” for more information regarding assumption updates.

Non-GAAP Operating Earnings
Non-GAAP Operating Earnings decreased by $261 million to $1.2 billion for the nine months ended September 30, 2025 from $1.5 billion in the nine months ended September 30, 2024. The following were notable changes in Non-GAAP Operating Earnings:
Unfavorable items included:
•Interest credited to policyholders’ account balances increased by $402 million mainly due to growth of account values in our Retirement segment and higher interest expense on funding agreements, partially offset by the reinsurance transaction with RGA.
•Commissions and distribution-related payments increased by $141 million mainly due to higher payments to financial intermediaries for the distribution of AB mutual funds resulting from higher average AUM in our Asset Management segment and higher asset-based commissions and sales volumes in our Retirement segment.
•Amortization of DAC increased by $59 million mainly due to growth in our Retirement segment from sales momentum.
•Fee-type revenue decreased by $52 million mainly driven by the reinsurance transaction with RGA, partially offset by higher advisory fee type revenue attributed to higher average asset balances combined with increased distribution fees from higher retirement sales in our Asset Management and Wealth Management segments.
•Policyholders’ benefits increased by $50 million mainly due to higher net mortality in our Life business, partially offset by the reinsurance transaction with RGA.
These were partially offset by the following favorable items:
•Net investment income increased by $350 million mainly due to higher average asset balances and higher alternative investment income, partially offset by the reinsurance transaction with RGA.
•Income tax expense decreased by $62 million primarily due to lower pre-tax earnings in 2025.
•Net income attributable to the noncontrolling interest decreased by $46 million mainly due to lower gains from consolidated VIEs and an increase in average economic ownership of AB, partially offset by higher AB pre-tax earnings.
Results of Operations by Segment
As previously announced, effective July 1, 2025, our financial reporting presentation was revised to reflect the reorganization of the Company’s reportable segments to reflect how the Company’s chief operating decision maker now makes operating decisions and assesses performance. Prior period results have been revised in connection with updates to our reportable segments.
We manage our business through the following three segments: Retirement, Asset Management and Wealth Management. We report certain activities and items that are not included in our three segments in Corporate and Other. The following section presents our discussion of operating earnings (loss) by segment and trends in AUM, AV and policy reserves, as applicable. Consistent with U.S. GAAP guidance for segment reporting, operating earnings (loss) is our U.S. GAAP measure of segment performance. See Note 17 of the Notes to the Consolidated Financial Statements for further information on our segments.

The following table summarizes operating earnings (loss) on our segments and Corporate and Other:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Operating earnings (loss) by segment:
Retirement	$401	$416	$1,129	$1,208
Asset Management	154	111	411	318
Wealth Management	59	49	154	135
Corporate and Other	(159)	(59)	(466)	(172)
Non-GAAP Operating Earnings	$455	$517	$1,228	$1,489
Effective Tax Rates by Segment
The following table summarizes income tax expense which was allocated to the Company’s business segments:

	Nine Months Ended September 30,
	2025	2024
	(percentages)
Effective Tax Rates by Segment:
Retirement	13%	14%
Asset Management	25%	29%
Wealth Management	25%	26%
Consolidated Non-GAAP Operating Earnings	19%	19%

Retirement
The Retirement segment provides retirement savings and income solutions to individual and institutional clients. Our primary offerings include individual and group annuities, retirement savings plans, and institutional savings products, which we distribute through both proprietary and third-party distribution. Results of our spread lending business are also reported within the Retirement segment.
The following table summarizes operating earnings (loss) of our Retirement segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Operating earnings (loss)	$401	$416	$1,129	$1,208

Key components of operating earnings (loss) were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
REVENUES
Policy charges, fee income and premiums	$296	$305	$889	$874
Net investment income	1,112	959	3,140	2,695
Net derivative gains (losses)	(2)	(5)	(12)	(16)
Investment management, service fees and other income	182	180	510	502
Segment revenues	$1,588	$1,439	$4,527	$4,055

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$73	$83	$241	$238
Remeasurement of liability for future policy benefits	(1)	1	(2)	(1)
Interest credited to policyholders’ account balances	685	520	1,847	1,400
Commissions and distribution-related payments	153	136	440	383
Amortization of deferred policy acquisition costs	153	135	435	378
Compensation, benefits and other operating costs and expenses	86	80	260	249
Interest expense	—	—	1	—
Segment benefits and other deductions	$1,149	$955	$3,222	$2,647

The following table summarizes AV for our Retirement segment:

	September 30, 2025	December 31, 2024
	(in millions)
AV (1)
General Account	$93,825	$78,361
Separate Accounts	77,131	72,837
Total AV	$170,956	$151,198
_____________
(1)AV presented are net of reinsurance.

The following table summarizes a roll-forward of AV for our Retirement segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Balance, beginning of period	$161,442	$141,529	$151,198	$128,478
Gross premiums and deposits	5,998	5,810	18,215	17,275
Surrenders, withdrawals and benefits	(4,878)	(4,146)	(13,552)	(11,836)
Net flows	1,120	1,664	4,663	5,439
Change in market value and reinvestment	4,673	5,026	9,698	9,931
Change in fair value of embedded derivative instruments	3,721	1,509	5,397	5,880
Balance, end of period	170,956	149,728	170,956	149,728
End of period embedded derivative	21,215	16,043	21,215	16,043
Balance as of end of period, net of embedded derivative	149,741	133,685	149,741	133,685
Total spread lending balances, end of period	16,755	12,973	16,755	12,973
Reserves, end of period (excluding MRBs)	5,177	5,164	5,177	5,164
Balance, end of period, General Account asset value	$171,673	$151,822	$171,673	$151,822

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024 for the Retirement Segment
Operating earnings
Operating earnings decreased $15 million to $401 million during the three months ended September 30, 2025 from $416 million during the three months ended September 30, 2024. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Interest credited to policyholders’ account balances increased by $165 million mainly due to the growth of account values.
•Amortization of DAC increased by $18 million mainly driven by growth in the business from sales momentum.
•Commissions and distribution-related payments increased by $17 million mainly due to higher asset-based commissions and sales volumes.
These were partially offset by the following favorable items:
•Net investment income increased by $153 million mainly due to higher average asset balances.
•Income tax expense decreased by $30 million mainly driven by lower pre-tax earnings and a lower effective rate for the three months ended September 30, 2025.
Net Flows and AV
•Total AV as of September 30, 2025 was $171.0 billion, an increase of $9.5 billion, compared to June 30, 2025. The increase in AV was primarily due to $8.4 billion of market appreciation and change in fair value of embedded derivative instruments in the third quarter 2025 and $1.1 billion of net inflows.
•Net inflows of $1.1 billion were $544 million lower than in the three months ended September 30, 2024, mainly driven by higher outflows, partially offset by higher gross premiums.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024 for the Retirement Segment

Operating earnings
Operating earnings decreased $79 million to $1.1 billion during the nine months ended September 30, 2025 from $1.2 billion during the nine months ended September 30, 2024. The following were notable changes in operating earnings (losses):
Unfavorable items included:
•Interest credited to policyholders’ account balances increased by $447 million mainly due to growth of account values.
•Commissions and distribution-related payments increased by $57 million mainly due to higher asset-based commissions and sales volumes.
•Amortization of DAC increased by $57 million mainly due to growth in the business from sales momentum.
These were partially offset by the following favorable items:
•Net investment income increased by $445 million mainly due to higher average asset balances and higher Alternative investment income.
•Fee-type revenue increased by $23 million mainly due to higher separate account values from market appreciation.
•Income tax expense decreased by $24 million mainly driven by lower pre-tax earnings and a lower effective rate for the nine months ended September 30, 2025.
Net Flows and AV
•The increase in AV of $19.8 billion in the nine months ended September 30, 2025 was driven by an increase in investment performance as a result of market appreciation and change in fair value of embedded derivative instruments of $15.1 billion in the nine months ended September 30, 2025 and net inflows of $4.7 billion.
•Net inflows of $4.7 billion were $0.8 billion lower than in the nine months ended September 30, 2024, mainly driven by higher outflows in the nine months ended September 30, 2025, partially offset by higher gross premiums.
Asset Management
The Asset Management segment provides diversified investment management and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our average economic interest in AB of approximately 69%, 66%, 61% and 61% during the three and nine months ended September 30, 2025 and 2024, respectively. The increase in economic interest was due to the purchase of AB Holding Units relating to the AB Tender Offer completed on April 3, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Operating earnings (loss)	$154	$111	$411	$318

Key components of operating earnings (loss) were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
REVENUES
Net investment income (loss)	$14	$17	$39	$32
Net derivative gains (losses)	(4)	(16)	(28)	(22)
Investment management, service fees and other income	1,134	1,085	3,315	3,220
Segment revenues	$1,144	$1,086	$3,326	$3,230

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution related payments	$209	$192	$607	$545
Compensation, benefits and other operating costs and expenses	635	633	1,867	1,909
Interest expense	7	8	23	37
Segment benefits and other deductions	$851	$833	$2,497	$2,491

Changes in AUM in the Asset Management segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in billions)
Balance, beginning of period	$829.1	$769.5	$792.2	$725.2
Long-term flows
Sales/new accounts	42.4	35.5	106.4	100.0
Redemptions/terminations	(27.8)	(26.4)	(88.3)	(77.2)
Cash flow/unreinvested dividends	(16.9)	(8.0)	(24.7)	(20.3)
Net long-term (outflows) inflows	(2.3)	1.1	(6.6)	2.5
Market appreciation (depreciation)	33.3	35.3	74.5	78.2
Net change	31.0	36.4	67.9	80.7
Balance, end of period	$860.1	$805.9	$860.1	$805.9

Average AUM in the Asset Management segment for the periods presented by distribution channel and investment services were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in billions)
Distribution Channel:
Institutions	$343.5	$328.4	$332.7	$321.8
Retail	349.5	324.4	339.2	309.3
Private Wealth	147.8	133.1	141.9	128.2
Total	$840.8	$785.9	$813.8	$759.3

Investment Service:
Equity Actively Managed	$276.1	$267.2	$266.3	$259.6
Equity Passively Managed (1)	74.3	67.3	70.6	65.0
Fixed Income Actively Managed – Taxable	212.8	212.3	211.2	211.0
Fixed Income Actively Managed – Tax-exempt	82.2	68.6	79.6	65.3
Fixed Income Passively Managed (1)	10.1	11.3	10.2	11.2
Alternatives/Multi-Asset Solutions (2)	185.3	159.2	175.9	147.2
Total	$840.8	$785.9	$813.8	$759.3
____________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity of fixed income services.

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024 for the Asset Management Segment
Operating earnings
Operating earnings increased $43 million to $154 million during the three months ended September 30, 2025 from $111 million during the three months ended September 30, 2024. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Fee-type revenue increased by $49 million primarily due to higher investment base advisory fees and higher distribution revenue from higher average AUM, partially offset by lower revenue from performance fees.
•Net derivative losses decreased by $12 million mainly due to lower losses from economically hedging seed capital investments (partially offset by Net investment income).
These were partially offset by the following unfavorable items included:
•Commissions and distribution-related payments increased by $17 million mainly due to higher payments for the distribution of AB mutual funds resulting from higher average AUM.
Long-Term Net Flows and AUM
•Total AUM as of September 30, 2025 was $860.1 billion, up $31.0 billion or 3.7%, compared to June 30, 2025. During the third quarter 2025, AUM increased as a result of market appreciation of $33.3 billion, partially offset by net outflows of $2.3 billion. Market appreciation was attributed to Retail of $13.2 billion, Institutions of $13.2 billion, and Private Wealth of $6.9 billion. Net outflows were due to Institutions net outflows of $1.8 billion, Retail net outflows of $1.7 billion, partially offset by Private Wealth net inflows of $1.2 billion.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024 for the Asset Management Segment
Operating earnings
Operating earnings increased $93 million to $411 million during the nine months ended September 30, 2025 from $318 million in the nine months ended September 30, 2024. The following were notable changes in operating earnings (losses):
Favorable items included:
•Fee-type revenue increased by $95 million primarily due to higher investment base advisory fees and higher distribution revenue from higher average AUM, partially offset by lower revenue from BRS due to the sale of this business completed during April 2024.
•Compensation, benefits, interest expense and other operating costs decreased by $56 million mainly due to lower base compensation and other expenses driven by the sale of BRS, lower interest expense from lower weighted average borrowings, and lower office related expenses, partially offset by the recognition of a $21 million incentive grant gain in the prior year related to AB headquarters relocation to Nashville.
•Net income attributable to noncontrolling interest decreased by $10 million due to an increase in average economic ownership of AB, partially offset by higher pre-tax earnings.
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $62 million mainly due to higher payments to financial intermediaries for the distribution of AB mutual funds resulting from higher average AUM.
Long-Term Net Flows and AUM
•Total AUM as of September 30, 2025 was $860.1 billion, up $67.9 billion, or 8.6%, compared to December 31, 2024. The increase is primarily the result of market appreciation of $74.5 billion, partially offset by net outflows of

$6.6 billion. Market appreciation of $74.5 billion is attributed to Institutions of $32.2 billion, Retail of $27.6 billion and Private Wealth of $14.7 billion. Net outflows were driven by Retail net outflows of $5.6 billion and Institutions net outflows of $2.7 billion, partially offset by Private Wealth net inflows of $1.7 billion.
Wealth Management
The Wealth Management segment is an emerging leader in the wealth management space with a differentiated advice value proposition that offers discretionary and non-discretionary investment advisory accounts, financial planning and advice, life insurance, and annuity products.
The following table summarizes operating earnings (loss) of our Wealth Management segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Operating earnings (loss)	$59	$49	$154	$135

Key components of operating earnings (loss) were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
REVENUES
Net investment income	$3	$4	$8	$12
Investment management, service fees and other income	496	445	1,422	1,300
Segment revenues	$499	$449	$1,430	$1,312

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution-related payments	$320	$281	$909	$823
Compensation, benefits and other operating costs and expenses	101	103	315	306
Segment benefits and other deductions	$421	$384	$1,224	$1,129
The following table summarizes revenue by activity type for our Wealth Management segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Revenue by Activity Type
Investment management, service fees and other income:
Investment management and advisory fees	$197	$167	$562	$477
Distribution fees	280	262	811	775
Interest income	11	12	32	37
Service and other income	8	4	17	11
Total Investment management, service fees and other income	$496	$445	$1,422	$1,300

The following table summarizes a roll-forward of AUA for our Wealth Management segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Total Wealth Management Assets
Advisory assets:
Beginning, beginning of period	$73,293	$60,134	$65,839	$54,978
Net new assets	2,210	2,064	6,218	3,627
Market appreciation (depreciation) and other	3,875	3,069	7,321	6,662
Advisory ending assets	$79,378	$65,267	$79,378	$65,267

Brokerage and direct assets	$38,818	$36,220	$38,818	$36,220

Balance, end of period (1)	$118,196	$101,487	$118,196	$101,487
_____________
(1)Some operating metrics have been revised for prior periods. Net New Assets consist of total client deposits into advisory accounts less total client withdrawals from advisory accounts, plus dividends, plus interest, minus advisory fees. AUA reflects adjusted balances with no financial impact.
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024 for the Wealth Management Segment
Operating earnings
Operating earnings increased by $10 million to $59 million during the three months ended September 30, 2025 from $49 million in the three months ended September 30, 2024. The following were notable changes in operating earnings:
Favorable items included:
•Investment management, service fees and other income increased by $51 million mainly due to higher advisory fee type revenue attributed to higher average assets balances combined with increased distribution fees from higher retirement sales.
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $39 million mainly due to higher distribution and advisory fee type revenue from higher retirement sales and average asset balances.
Net Flows and AV
•The increase in AUA of $6.1 billion in the three months ended September 30, 2025 was mainly driven by market appreciation and strong advisory net flows of $2.2 billion.
•Advisory net inflows of $2.2 billion were $146 million higher than in the three months ended September 30, 2024 mainly driven by increased sales.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024 for the Wealth Management Segment
Operating earnings
Operating earnings increased $19 million to $154 million during the nine months ended September 30, 2025 compared to $135 million in the nine months ended September 30, 2024. The following were notable changes in operating earnings:

Favorable items included:
•Investment management, service fees and other income increased by $122 million mainly due to higher advisory fee type revenue attributed to higher average asset balances combined with increased distribution fees from higher retirement sales.
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $86 million mainly due to higher distribution and advisory fee-type revenue from higher retirement sales and average asset balances.
•Compensation, benefits and other operating costs and expenses increased by $9 million mainly due to higher variable compensation from higher sales, partially offset by a one-time reserve release which reflects better emerging experience on the loans we have made to recruit experienced advisors.
Net Flows and AUA
•The increase in AUA of $13.5 billion in the nine months ended September 30, 2025 was mainly driven by strong advisory net flows of $6.2 billion and market appreciation.
•Net new assets of $6.2 billion were $2.6 billion higher than in the nine months ended September 30, 2024 driven by higher inflows.
Corporate and Other
Corporate and Other includes the Closed Block, results from our run-off blocks of business, and certain strategic investments and unallocated items, including interest and corporate expenses. In addition, beginning with the third quarter of 2025, results for the Individual Life and Employee Benefits businesses are reported in Corporate and Other. AB’s results of operations are reflected in the Asset Management segment. Accordingly, Corporate and Other does not include any items applicable to AB.
The following table summarizes operating earnings (loss) of Corporate and Other:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Operating earnings (loss)	$(159)	$(59)	$(466)	$(172)

Key components of operating earnings (loss) were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
REVENUES
Policy charges, fee income and premiums	$433	$633	$1,666	$1,862
Net investment income	187	248	695	812
Net derivative gains (losses)	(13)	(6)	(16)	(17)
Investment management, service fees and other income	134	145	389	440
Segment revenues	$741	$1,020	$2,734	$3,097

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$438	$580	$1,816	$1,769
Remeasurement of liability for future policy benefits	16	(2)	2	(2)
Interest credited to policyholders’ account balances	96	150	402	447
Commissions and distribution-related payments	82	88	237	260
Amortization of deferred policy acquisition costs	50	49	149	147
Compensation, benefits and other operating costs and expenses	161	138	476	458
Interest expense	61	57	184	171
Segment benefits and other deductions	$904	$1,060	$3,266	$3,250
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024 for Corporate and Other
Operating earnings (losses)
Operating losses increased by $100 million to $159 million during the three months ended September 30, 2025 from an operating loss of $59 million during the three months ended September 30, 2024. The following were notable changes in operating earnings:
Unfavorable items included:
•Fee-type revenue decreased by $211 million primarily due to the reinsurance transaction with RGA.
•Net investment income decreased by $61 million primarily due to the reinsurance transaction with RGA.
•Compensation, benefits, interest expense and other operating costs increased by $27 million primarily due to a one-time adjustment.
These were partially offset by the following favorable items:
•Policyholders’ benefits decreased by $142 million primarily due to the reinsurance transaction with RGA, partially offset by higher net mortality in our Life business.
•Interest credited to policyholders’ account balances decreased by $54 million primarily due to the reinsurance transaction with RGA.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024 for Corporate and Other
Operating earnings (losses)
Operating losses increased by $294 million to $466 million during the nine months ended September 30, 2025 from an operating loss of $172 million during the nine months ended September 30, 2024. The following were notable changes in operating earnings:

Unfavorable items included:
•Fee-type revenue decreased by $247 million primarily due to the reinsurance transaction with RGA.
•Net investment income decreased by $117 million primarily due to lower average balances primarily related the reinsurance transaction with RGA.
•Policyholders’ benefits increased by $47 million primarily due to higher net mortality in the Life business, partially offset by the impact of the reinsurance transaction with RGA.
These were partially offset by the following favorable items:
•Interest credited to policyholders’ account balances decreased by $45 million primarily due to the reinsurance transaction with RGA.
•Income tax benefit increased by $49 million primarily due to higher operating losses.
•Net income attributable to noncontrolling interest decreased by $36 million primarily due to lower pre-tax earnings.
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

	Three Months Ended September 30,
	2025		2024
	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	4.37%	$912	4.43%	$887
Ending assets		80,416		81,072
Mortgages:
Income (loss)	4.95%	270	5.15%	245
Ending assets		22,150		19,238
Other Equity Investments: (1)
Income (loss)	5.58%	50	5.47%	49
Ending assets		3,527		3,540
Trading Securities:
Income (loss)	12.45%	25	4.99%	7
Ending assets		863		497
Policy Loans:
Income (loss)	4.55%	35	5.34%	57
Ending assets		1,855		4,293
Cash and Short-term Investments:
Income (loss)	3.80%	107	4.31%	61
Ending assets		10,200		5,456
Total:
Investment income (loss)	4.51%	1,399	4.62%	1,306
Less: investment fees (3)	(0.16)%	(51)	(0.17)%	(49)
Investment Income, Net	4.35%	1,348	4.44%	1,257
Ending Net Assets		$119,011		$114,096

	Nine Months Ended September 30,				Year Ended December 31
	2025		2024		2024
	Yield	Amount (2)	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	4.37%	$2,771	4.39%	$2,535	4.39%	$3,447
Ending assets		80,416		81,072		84,202
Mortgages:
Income (loss)	4.97%	786	5.12%	718	5.14%	973
Ending assets		22,150		19,238		20,072
Other Equity Investments: (1)
Income (loss)	5.70%	151	5.98%	159	5.75%	203
Ending assets		3,527		3,540		3,495
Trading Securities:
Income (loss)	10.63%	54	4.81%	9	5.07%	16
Ending assets		863		497		527
Policy Loans:
Income (loss)	4.83%	142	5.27%	167	5.31%	225
Ending assets		1,855		4,293		4,330
Cash and Short-term Investments: (3)
Income (loss)	4.03%	233	4.64%	207	4.89%	266
Ending assets		10,200		5,456		3,259
Total:
Investment income (loss)	4.54%	4,137	4.61%	3,795	4.63%	5,130
Less: investment fees	(0.16)%	(148)	(0.17)%	(137)	0.16%	(180)
Investment Income, Net	4.38%	3,989	4.44%	3,658	4.46%	4,950
Ending Net Assets		$119,011		$114,096		$115,885
_____________
(1)Includes, as of September 30, 2025, September 30, 2024 and December 31, 2024 respectively, $424 million, $412 million and $431 million of other invested assets. Amounts for certain consolidated VIE investments are shown net of associated non-controlling interest.
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
AFS Fixed Maturities by Industry
The following table sets forth these fixed maturities by industry category along with their associated gross unrealized gains and losses:

AFS Fixed Maturities by Industry (1)

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(Dollars in millions)
As of September 30, 2025
Corporate Securities:
Finance	$14,053	$—	$166	$931	$13,288	18%
Manufacturing	10,068	—	129	1,029	9,168	12
Utilities	7,763	—	103	657	7,209	10
Services	7,031	—	128	697	6,462	8
Energy	2,338	—	31	201	2,168	3
Retail and wholesale	3,180	—	54	260	2,974	4
Transportation	2,125	—	46	191	1,980	3
Other	384	—	3	28	359	—
Total corporate securities	46,942	—	660	3,994	43,608	58
U.S. government	5,042	—	2	1,264	3,780	5
Residential mortgage-backed (2)	6,589	—	75	98	6,566	9
Preferred stock	54	—	4	—	58	—
State & political	388	—	2	70	320	—
Foreign governments	595	—	3	80	518	1
Commercial mortgage-backed	4,825	—	26	269	4,582	6
Asset-backed securities (3)	15,981	—	142	41	16,082	21
Total	$80,416	$—	$914	$5,816	$75,514	100%

As of December 31, 2024
Corporate Securities:
Finance (4)	$15,958	$1	$43	$1,492	$14,508	18%
Manufacturing (4)	12,488	—	37	1,581	10,944	14
Utilities	8,476	—	44	1,004	7,516	10
Services (4)	8,977	1	56	1,075	7,957	10
Energy	2,546	—	15	318	2,243	3
Retail and wholesale	2,979	—	34	258	2,755	4
Transportation	1,559	—	11	156	1,414	2
Other	1,665	—	9	225	1,449	2
Total corporate securities	54,648	2	249	6,109	48,786	63
U.S. government	5,801	—	—	1,513	4,288	6
Residential mortgage-backed (2)	4,520	—	15	152	4,383	6
Preferred stock	56	—	3	—	59	—
State & political	472	—	2	88	386	1
Foreign governments	689	—	1	136	554	1
Commercial mortgage-backed	4,301	—	5	385	3,921	5
Asset-backed securities (3) (4)	13,715	—	98	61	13,752	18
Total	$84,202	$2	$373	$8,444	$76,129	100%
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
(4)Prior period amounts have been revised to improve comparability.

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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating:
AFS Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of September 30, 2025
1................................	Aaa, Aa, A	$55,454	$—	$507	$3,846	$52,115
2................................	Baa	23,555	—	395	1,909	22,041
	Investment grade	79,009	—	902	5,755	74,156
3................................	Ba	551	—	2	32	521
4................................	B	674	—	6	15	665
5................................	Caa	149	—	4	14	139
6................................	Ca, C	33	—	—	—	33
	Below investment grade	1,407	—	12	61	1,358
Total Fixed Maturities		$80,416	$—	$914	$5,816	$75,514

As of December 31, 2024:
1................................	Aaa, Aa, A	$56,266	$—	$210	$5,342	$51,134
2................................	Baa	26,255	—	147	3,043	23,359
	Investment grade	82,521	—	357	8,385	74,493
3................................	Ba	810	—	5	38	777
4................................	B	663	—	7	7	663
5................................	Caa	187	1	3	13	176
6................................	Ca, C	21	1	1	1	20
	Below investment grade	1,681	2	16	59	1,636
Total Fixed Maturities		$84,202	$2	$373	$8,444	$76,129
Mortgage Loans
The mortgage portfolio primarily consists of commercial, agricultural, and residential mortgage loans. The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The commercial mortgage loan portfolio is backed by high quality properties located in primary markets typically owned by experienced institutional investors with a demonstrated ability to manage their assets through business cycles. Our commercial loan portfolio is monitored on an ongoing basis, assigning credit quality ratings for each loan, with the particular emphasis on loans that are scheduled to mature in the next 12 to 24 months. Scheduled maturities for the remainder of 2025 and full year 2026, respectively are $0.8 billion and $2.9 billion, or 4% and 17% of the commercial mortgage portfolio. The commercial mortgage portfolio consists of 80% fixed rate loans and 20% floating rate loans. For floating rate loans, the borrower is typically required to purchase an interest rate cap to the scheduled maturity of the loan to protect against rising rates.

Commercial mortgage loans are evaluated annually to determine a current LTV ratio. Property financial statements, current rent roll, lease maturities, tenant creditworthiness, property physical inspections, and forecasted leasing market strength are used to develop projected cash flows. A discounted cash flow methodology which incorporates market data is used to determine property values. The average LTV ratio at origination provided by a certified appraisal firm was 54%. The average LTV ratio was 67% and 67% at September 30, 2025 and December 31, 2024, respectively, which reflects the most recent opinion of value on the underlying collateral.
We use AB CarVal to invest in residential whole loans and other private investments. These investments allow us to leverage AB CarVal’s expertise in asset classes where we are looking to increase exposure. The residential mortgage portfolio primarily consists of purchased closed end, amortizing residential mortgage loans. The investment strategy for the residential mortgage loan portfolio emphasizes high credit quality borrowers, conservative LTV ratios, superior ability to repay and geographic diversification.
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
The tables below show the breakdown of the amortized cost of the General Account’s investments in mortgage loans by geographic region and property type:
Mortgage Loans by Region and Property Type

	September 30, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
By Region:
U.S. Regions:
Pacific	$5,885	26%	$5,517	27%
Middle Atlantic	4,770	21	3,861	19
South Atlantic	3,436	15	3,130	15
East North Central	1,394	7	1,183	6
Mountain	1,565	7	1,510	7
West North Central	917	4	953	5
West South Central	1,871	8	1,674	8
New England	830	4	925	5
East South Central	891	4	822	4
Total U.S.	21,559	96	19,575	96
Other Regions:
Europe	878	4	775	4
Total Other	878	4	775	4
Total Mortgage Loans	$22,437	100%	$20,350	100%

By Property Type:
Office	$4,700	21%	$4,711	23%
Multifamily	8,474	38	7,397	36
Agricultural loans	2,643	12	2,568	13
Retail	673	3	627	3
Industrial	2,528	11	2,310	11
Hospitality	783	3	720	4
Residential	1,659	7	1,066	5
Other	977	5	951	5
Total Mortgage Loans	$22,437	100%	$20,350	100%

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
At September 30, 2025 and December 31, 2024, the fair value of alternative investments was $3.2 billion and $3.0 billion respectively. Alternative investments were 2.5% and 2.4% of cash and invested assets at September 30, 2025 and December 31, 2024, respectively.
Alternative Investments (1)

	September 30, 2025		December 31, 2024
	Fair Value	%	Fair Value	%
	(in millions)
Private Equity	$1,656	52%	$1,568	52%
Private Debt	303	9	260	9
Infrastructure	226	7	211	7
Real Estate	685	21	652	22
Hedge Funds	62	2	57	2
Other (2)	280	9	263	8
Total (3)	$3,212	100%	$3,011	100%
_____________
(1)Reported in Other Equity Investments in the consolidated balance sheets.
(2)Includes CLO equity, co-investments and investments in other strategies. CLO equity investments are consolidated and assets are reported in Fixed Maturities, at fair value using the fair value option in the consolidated balance sheets.
(3)Includes $1,004 million and $812 million of non-General Account assets as of September 30, 2025 and December 31, 2024, respectively.
Liquidity and Capital Resources
Liquidity refers to our ability to generate adequate amounts of cash from our operating, investment and financing activities to meet our cash requirements with a prudent margin of safety. Capital refers to our long-term financial resources available to support business operations and future growth. Our ability to generate and maintain sufficient liquidity and capital is dependent on the profitability of our businesses, timing of cash flows related to our investments and products, our ability to access the capital markets, general economic conditions and the alternative sources of liquidity and capital described herein. When considering our liquidity and cash flows, we distinguish between the needs of Holdings and the needs of our insurance and non-insurance subsidiaries. We also distinguish and separately manage the liquidity and capital resources of our Retirement, Asset Management, and Wealth Management segments; the insurance businesses reported in Corporate & Other are managed with the Retirement segment.
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
On February 24, 2025, Holdings commenced the AB Tender Offer to purchase up to 46 million AB Holding Units at a price of $38.50 per unit, less any applicable tax withholding, for an aggregate purchase price of $1.8 billion. On April 3, 2025, Holdings purchased 19.7 million AB Holding Units pursuant to the AB Tender Offer for an aggregate cost of $758 million. The AB Holding Units accepted for purchase represent approximately 17.9% of the outstanding units as of March 31, 2025. On July 10, 2025, AB and Holdings entered into an Amended and Restated Master Exchange Agreement to increase the AB Units that remain available for exchange from 4.8 million AB Units to 19.7 million AB Units, and Holdings exchanged 19.7 million AB Holding Units for an equal number of limited partnership interests in ABLP. The exchange had no effect on Holdings’ economic interest in AB.

Separately, our Board approved an additional $1.5 billion of share repurchases under its share repurchase program. On September 9, 2025, Holdings’ Board approved an additional $500 million under Holdings’ share repurchase program.The repurchase program does not obligate Holdings to purchase any particular number of shares. As of September 30, 2025, Holdings had authorized capacity of approximately $1.3 billion remaining in its share repurchase program. See Note 13 of the Notes to the Consolidated Financial Statements for additional details on the repurchase program.
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
Sources and Uses of Holding Company Highly Liquid Assets
The following table sets forth Holdings’ principal sources and uses of highly liquid assets:

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Highly Liquid Assets, beginning of period	$1,982	$1,998
Dividends from subsidiaries	1,885	960
Issuance of loans to affiliates	—	—
Capital contribution from parent company	—	—
Capital contributions to subsidiaries	—	—
M&A Activity	—	—
Purchase of AllianceBernstein Units	(758)	—
Total Business Capital Activity	1,127	960

Purchase of treasury shares	(1,173)	(754)
Retirement of treasury shares	—	—
Shareholder dividends paid	(237)	(227)
Total Share Repurchases, Dividends and Acquisition Activity	(1,410)	(981)

Issuance/(redemption) of preferred stock	(444)	—
Preferred stock dividend	(48)	(54)
Total Preferred Stock Activity	(492)	(54)

Issuance of long-term debt	500	600
Repayment of long-term debt	(500)	(570)
Total External Debt Activity	—	30

Proceeds from loans from affiliates	—	—
Net decrease (increase) in existing facilities to affiliates (1)	245	400

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Total Affiliated Debt Activity	245	400

Interest paid on external debt and P-Caps	(158)	(141)
Others, net	(44)	214
Total Other Activity	(202)	73

Net increase (decrease) in highly liquid assets	(732)	428
Highly Liquid Assets, end of period	$1,250	$2,426
_______________
(1)     Represents net activity of draws and repayments of existing credit facilities between Holdings and affiliates.
Capital Contribution to Our Subsidiaries
Holdings did not make any capital contributions to its subsidiaries during the nine months ended September 30, 2025.
Loans from Our Subsidiaries
There were no new loans from our subsidiaries during the nine months ended September 30, 2025.
Cash Distributions from Our Non-Insurance Subsidiaries
During the nine months ended September 30, 2025, Holdings received cash distributions of $427 million from AB and $133 million from the investment management contracts with EFIM and EIM.
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
In 2024, Equitable America had Ordinary Dividend capacity of $441 million. In June 2024, Equitable America received approval from Arizona Department of Insurance and Financial Institutions for an Extraordinary Dividend of $300 million. Holdings received an Ordinary Dividend distribution from Equitable America of $441 million during July 2024. Holdings received a dividend distribution from Equitable America of $22 million during September 2024 under the Extraordinary Dividend capacity. Holdings also received a dividend distribution from Equitable America of $238 million in December 2024 under the Extraordinary Dividend capacity. In 2025, Equitable America estimates it will have Ordinary Dividend capacity of $347 million. In June 2025, Equitable America received approval from the Arizona Department of Insurance and Financial Institutions for an Extraordinary Dividend of $1.7 billion. Holdings received a dividend distribution from Equitable America of $1.3 billion during August 2025 under the Extraordinary Dividend capacity.
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
As of September 30, 2025, Holdings and its non-insurance company subsidiaries hold approximately 199.2 million AB Units, 0.1 million AB Holding Units and the 1% General Partnership interest in ABLP.
As of September 30, 2025, the ownership structure of ABLP, including AB Units outstanding as well as the General Partner’s 1% interest, was as follows:

Owner	Percentage Ownership
EQH and its subsidiaries	68.5%
AB Holding	30.8
Unaffiliated holders	0.7
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 68.5% economic interest in AB as of September 30, 2025.
Holdings Credit Facilities
On July 29, 2025, Holdings entered into a new Revolving Credit Agreement with respect to a $1.0 billion five-year senior unsecured revolving credit facility (the “Credit Facility”), and terminated the Amended and Restated Revolving Credit Agreement, dated as of June 24, 2021, as amended.
The Credit Facility may provide significant support to our liquidity position when alternative sources of credit are limited. In addition to the Credit Facility, we have letter of credit facilities with an aggregate principal amount of approximately $525 million (the “LOC Facilities”), primarily to be used to support our life insurance business reinsured to EQ AZ Life Re in April 2018. As of September 30, 2025, $445 million was outstanding under the LOC Facilities. In August 2025 Holdings entered into amendments with two of the issuers of its bilateral letter of credit facilities to effect changes in terms similar to the provisions of the Credit Facility and in one instance add two years of extension options. In August 2025 the Company also terminated six of its bilateral letter of credit facilities with different counterparties.
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

The Credit Facility and LOC Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of certain indebtedness that may be incurred by our subsidiaries and the dollar amount of certain secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Credit Facility and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of September 30, 2025, we were in compliance with the covenants under the Credit Facility and LOC Facilities.
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
We manage the liquidity of our insurance subsidiaries with the objective of ensuring that they can meet payment obligations linked to our businesses and to their outstanding debt and derivative positions, including in our hedging programs, without support from Holdings. We employ an asset/liability management approach specific to the requirements of each of our insurance businesses. We measure liquidity against internally-developed benchmarks that consider the characteristics of our asset portfolio and the liabilities that it supports in both the short-term (the next 12 months) and long-term (beyond the next 12 months). We consider attributes of the various categories of our liquid assets (for example, type of asset and credit quality) in calculating internal liquidity indicators for our insurance and reinsurance operations. Our liquidity benchmarks are established for various stress scenarios and durations, including company-specific and market-wide events. The scenarios we use to evaluate the liquidity of our subsidiaries are defined to allow operating entities to operate without support from Holdings.
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
See “—General Account Investment Portfolio” and Note 3 and Note 4 of the Notes to the Consolidated Financial Statements for a description of our portfolio of liquid assets.
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

AB Commercial Paper
As of September 30, 2025 and December 31, 2024 AB had $0 million of commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings for the commercial paper outstanding during the nine months ended September 30, 2025 and full year 2024 were $213 million and $268 million, respectively, with weighted average interest rates of approximately 4.5% and 5.4%, respectively.
AB Credit Facility
AB has an $800 million committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders. The Credit Facility was amended and restated as of August 5, 2025, extending the maturity date to August 5, 2030 and removing Sanford C. Bernstein & Co., LLC ("SCB LLC") as a co-borrower. There were no other significant changes included in the amendment.The credit facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200 million. Any such increase is subject to the consent of the affected lenders. The AB Credit Facility is available for AB business purposes, including the support of AB’s commercial paper program. AB can draw directly under the AB Credit Facility and AB management expects to draw on the AB Credit Facility from time to time.
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of September 30, 2025, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
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
As of September 30, 2025 and December 31, 2024, AB had no amounts outstanding under the AB Credit Facility. During the nine months ended September 30, 2025 and full year 2024, AB and SCB LLC did not draw upon the AB Credit Facility.
As of September 30, 2025, SCB LLC has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit borrowing up to an aggregate of approximately $150 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations on SCB LLC under these lines of credit. As of September 30, 2025 and December 31, 2024, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings during the nine months ended September 30, 2025 and the full year 2024 were $1 million and $1 million with weighted average interest rates of approximately 7.4% and 8.5%, respectively.
EQH Facility
AB has a $900 million committed, unsecured senior credit facility (the “EQH Facility”). The EQH Facility matures on August 31, 2029. The EQH Facility is available for AB’s general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.
The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. As of September 30, 2025, AB was in compliance with these covenants. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.

Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by AB from time to time until the maturity of the facility. AB or Holdings may reduce or terminate the commitment at any time without penalty upon proper notice. Holdings also may terminate the facility immediately upon a change of control of AB’s General Partner.
As of September 30, 2025 and December 31, 2024, AB had $465 million and $710 million outstanding under the EQH Facility, with interest rates of approximately 4.0% and 4.3%, respectively. Average daily borrowing of the EQH Facility for the first nine months of 2025 and full year 2024 were $412 million and $494 million, respectively, with a weighted average interest rates of approximately 4.3% and 5.2%, respectively.
EQH Uncommitted Facility
In addition to the EQH Facility, AB has a $300 million uncommitted, unsecured senior credit facility (the “EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures August 31, 2029 and is available for AB’s general business purposes. Borrowings under the EQH Uncommitted Facility bear interest generally at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants, which are substantially similar to those in the EQH Facility. As of September 30, 2025, AB was in compliance with these covenants.
As of September 30, 2025 and December 31, 2024, AB had no amounts outstanding under the EQH Uncommitted Facility. During the first nine months of 2025 and full year 2024, AB did not draw upon the EQH Uncommitted Facility.
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
The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	September 30, 2025	December 31, 2024
	(in millions)
Total short-term debt	$—	$—
Long-term debt:
Senior Debenture due 2028	250	250
Senior Note due 2028	995	1,494
Senior Note due 2029	306	303
Senior Note due 2033	497	497
Senior Note due 2048	1,290	1,289
Junior Sub Debt Securities due 2055	495	—
Total long-term debt	3,833	3,833
Total short and long-term debt	$3,833	$3,833
Notes and Debentures
The Senior Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Senior Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Senior Notes and Senior Debentures may be accelerated. As of September 30, 2025, the Company is in compliance with all debt covenants.
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

	AM Best	S&P	Moody’s
Last review date	Feb '25	Mar '25	May '25
Financial Strength Ratings:
Equitable Financial Life Insurance Company	A	A+	A1
Equitable Financial Life Insurance Company of America	A	A+	A1
Credit Ratings:
Equitable Holdings, Inc.	bbb+	A-	Baa1
Last review date		Oct' 25	Mar '25
AllianceBernstein L.P.		A	A2

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
Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Holdings during the three months ended September 30, 2025, of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/25 through 7/31/25	1,808,548	$52.80	1,808,548	$1,358,371,764
8/1/25 through 8/31/25	5,822,209	$53.14	5,822,209	$1,049,002,867
9/1/25 through 9/30/25	5,078,450	$53.44	5,078,450	$1,277,599,537
Total	12,709,207	$53.21	12,709,207	$1,277,599,537
See Note 13 to the Notes to Consolidated Financial Statements for ASR transaction detail during the three months ended September 30, 2025.
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

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our executive officers during the three months ended September 30, 2025, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans. The plans listed below are only executed when the stock price reaches a required minimum. In addition, the executives identified in the table below are required to maintain an ownership of Holdings’ common stock with a value equal to at least a multiple of his annual base salary (3 times for Mr. Lane).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Start Date of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to be Purchased or Sold
Nick Lane President	9/18/2025	12/18/2025	5/16/2026	Sale of up to 114,417 shares(2) of common stock in several transactions through the scheduled expiration date in 2026.
(1)In each case, a Rule 10b5-1 trading plan may also expire on such earlier date as all transactions under the Rule 10b5-1 trading plan are completed.
(2)54,417 of Mr. Lane’s shares consist of stock options and 60,000 of Mr. Lane’s shares consist of common stock already owned.

Other than as set forth in the table above, during the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.     Exhibits

Number		Description and Method of Filing
10.1	#	Reimbursement Agreement, dated as of August 25, 2025, by and between Equitable Holdings, Inc. and Commerzbank AG, New York Branch.
10.2	#	Reimbursement Agreement, dated as of August 25, 2025, by and between Equitable Holdings, Inc. and MUFG Bank, Ltd.
10.3*	#	Coinsurance and Modified Coinsurance Agreement, by and between Equitable Financial Life Insurance Company and RGA Reinsurance Company, dated July 31, 2025.
10.4*	#	Coinsurance and Modified Coinsurance Agreement, by and between Equitable Financial Life Insurance Company of America and RGA Reinsurance Company, dated July 31, 2025.
31.1	#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
______________
#    Filed herewith.
† Identifies each management contract or compensatory plan or arrangement.
* Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Equitable Holdings agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon request.

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

Deferred sales inducements (“DSI”)	Represent amounts that are credited to a policyholder’s account balance that are higher than the expected crediting rates on similar contracts without such an inducement and that are an incentive to purchase a contract and also meet the accounting criteria to be deferred as an asset that is amortized over the life of the contract.

Fee-type revenue	Revenue from fees and related items, including policy charges and fee income, premiums, investment management and service fees, and other income.

Gross Premiums	First year premium and renewal premium and deposits

Invested assets	Includes fixed maturity securities, equity securities, mortgage loans, policy loans, alternative investments and short-term investments.

Life Reserves	Equals the aggregate value of Policyholders’ account balances and Future policy benefits for policies.

Reinsurance	Insurance policies purchased by insurers to limit the total loss they would experience from an insurance claim.

Renewal premium and deposits	Premiums and deposits after the first twelve months of the policy or contract.

Risk-based capital (“RBC”)	Rules to determine insurance company statutory capital requirements. It is based on rules published by the National Association of Insurance Commissioners (“NAIC”).

Total adjusted capital (“TAC”)	Primarily consists of capital and surplus, and the asset valuation reserve.

Product Terms

401(k)	A tax-deferred retirement savings plan sponsored by an employer. 401(k) refers to the section of the Internal Revenue Code of 1986, as amended (the “Code”) pursuant to which these plans are established.

403(b)	A tax-deferred retirement savings plan available to certain employees of public schools and certain tax-exempt organizations. 403(b) refers to the section of the Code pursuant to which these plans are established.

Affluent	Refers to individuals with $250,000 to $999,999 of investable assets.

Annuitant	The person who receives annuity payments or the person whose life expectancy determines the amount of variable annuity payments upon annuitization of an annuity to be paid for life.

Annuitization	The process of converting an annuity investment into a series of periodic income payments, generally for life.

Benefit base	A notional amount (not actual cash value) used to calculate the owner’s guaranteed benefits within an annuity contract. The death benefit and living benefit within the same contract may not have the same benefit base.

Cash surrender value	The amount an insurance company pays (minus any surrender charge) to the policyholder when the contract or policy is voluntarily terminated prematurely.

Dollar-for-dollar withdrawal	A method of calculating the reduction of a variable annuity benefit base after a withdrawal in which the benefit is reduced by one dollar for every dollar withdrawn.

EQUI-VEST Group (“EG”)	A traditional variable deferred annuity without enhanced guaranteed benefits with single and ongoing premiums sold in the tax-exempt 403(b)/457(b) markets.

EQUI-VEST Individual (“EI”)	A traditional variable deferred annuity without enhanced guaranteed benefits sold in the individual market.

Future policy benefits	Future policy benefits for the annuities business are comprised mainly of liabilities for life-contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.

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
•“NAV” means net asset value
•“NI modco” means non-insulated Separate Accounts modified coinsurance

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

Date: November 7, 2025	EQUITABLE HOLDINGS, INC.

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2025	By:	/s/ William Eckert
		Name:	William Eckert
		Title:	Chief Accounting Officer (Principal Accounting Officer)