Form 10-K
period 2025-12-31
Equitable Holdings, Inc.
filed 2026-02-25
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2025 was approximately $16.9 billion.
As of February 23, 2026, 280,347,841 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Part I, Item 1.
BUSINESS
Overview
Equitable Holdings is one of America’s leading financial services companies and has helped clients prepare for their financial future with confidence since 1859. We are a leading provider of retirement, asset management and wealth management solutions for individual and institutional clients, and had $1.1 trillion of assets under management and administration as of December 31, 2025. Our business operates across three franchises:
•Equitable — Insurer providing retirement, income and protection strategies to individuals, families, institutions and small businesses across the United States;
•AllianceBernstein (“AB”) — Global active asset manager providing investment services to institutional investors, individuals, and private wealth clients; and
•Equitable Advisors — Wealth management platform providing holistic financial advice and investment, protection and risk management services to clients across the United States.
Our strategy is to participate across the retirement value chain by acting as a product manufacturer (Equitable), asset manager (AB), and distributor (Equitable Advisors). We believe that having an integrated business model enables us to better serve our clients while also generating flywheel benefits across the enterprise, as each franchise works in tandem to convert the higher investment returns we secure for our clients through our financial advice and asset management activities into higher sales and net flows of Equitable retirement products.
Our Organizational Structure
We are a holding company that operates our business through several direct and indirect subsidiaries. The following organizational chart presents the ownership of our principal subsidiaries as of December 31, 2025.
______________
(1)We own an approximate 68% economic interest in AB through various wholly-owned subsidiaries. For additional information, see Note 1 of the Notes to the Consolidated Financial Statements.

Revenues and Fees
We earn revenues predominantly from fee income, income from investments, and insurance premiums. Our profitability depends on our ability to properly price and manage risk on annuity and insurance products, to manage our portfolio of investments effectively, and to control costs through expense discipline.
Segment Information
We manage our business through three reportable segments: Retirement, Asset Management, and Wealth Management. We also report certain activities and items not included in our segments in Corporate and Other. For financial information on segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment” and Notes 1 and 21 of the Notes to the Consolidated Financial Statements.
Retirement
Our Retirement segment is a leading provider of individual annuities, workplace retirement savings plans, and institutional savings products. We also report results for our spread lending program within the Retirement segment. The primary sources of revenue for our Retirement segment include investment income and fee revenue.
Products
Our individual annuity products are primarily sold to affluent and high net worth individuals saving for retirement or seeking guaranteed retirement income. These products are distributed through both Equitable Advisors and third-party distribution channels (“Third-Party Distributors”), including banks, broker-dealers, investment advisers and insurance partners. Our current product offerings primarily include:
•Registered Indexed Linked Annuities (RILAs): RILAs allow the policyholder to invest in various investment options, whose performance is tied to one or more securities indices, commodities indices or ETFs over a set period of time. Upside participation in index returns is subject to a cap, while downside exposure is reduced by a buffer. We market our RILA products under the Structured Capital Strategies (“SCS”) brand, which includes SCS Income, a new version of SCS that includes a guaranteed income feature, for which we charge a separate fee.
•Traditional Variable Annuities: Our RC variable annuity product offers two platforms: (i) RC Performance, which offers access to a broad selection of funds with annuitization benefits based solely on non-guaranteed account investment performance and (ii) RC Protection, which offers access to a focused selection of funds and an optional floating-rate GMxB feature providing guaranteed income for life. Our investment-only variable annuity, Investment Edge, is a retirement savings product offering a range of funds and structured investment options. Investment Edge does not offer any GMxB feature other than an optional return of premium death benefit.
We also offer products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses. We operate in the 403(b), 457(b) and 401(k) markets where we sell mutual fund-based products and group variable annuity products.
•Open Architecture Mutual Fund Platform: We also offer a mutual fund-based product to complement our variable annuity products. This platform provides a similar service offering to our variable annuities and allows plan sponsors to select from thousands of proprietary and third party-sponsored mutual funds and offer a group fixed annuity that operates very similarly to the GIO as an available investment option.
•Group Variable Annuities: Our variable annuities offer defined contribution plan record-keeping, as well as administrative and participant services combined with a variety of proprietary and non-proprietary investment options. Our investment lineup mostly consists of proprietary variable investment options that are managed by EIMG, which provides discretionary investment management services that include developing and executing asset allocation strategies and providing rigorous oversight of sub-advisors for the investment options. In addition, our products also offer the following features: (i) GIO - provides a fixed interest rate and guarantee of principal; (ii) SIO - provides upside market participation that tracks certain available indices subject to a performance cap, with some downside protection against losses in the investment over a one, three or five-year period; and (iii) Personal Income Benefit - an optional GMxB feature that enables participants to obtain a guaranteed withdrawal benefit for life for an additional fee. While GMxB features and Institutional products with guaranteed benefits provide differentiation in the market, this accounts for approximately 1.3% of our total AV (other than ROP death benefits) as of December 31, 2025.

•Services: Both our variable annuity and open architecture mutual fund products offer a suite of tools and services to enable plan participants to obtain education and guidance on their contributions and investment decisions and plan fiduciary services. Education and guidance are available online or in person from a team of plan relationship and enrollment specialists and/or the advisor that sold the product. Our clients' retirement contributions come through payroll deductions, which creates a stable and recurring source of renewal premiums.
Our Retirement business also provides institutional savings and income products, including:
•In-plan Annuities: We partner with asset management firms to embed guaranteed lifetime income solutions within target date funds which allow plan participants to accrue guaranteed lifetime income that can be converted to a guaranteed payment stream in retirement. Equitable currently is a participating insurer in AB’s Lifetime Income Strategy and BlackRock’s LifePath Paycheck offering.
•Guaranteed Investment Contracts: We partner with asset management firms to embed synthetic guaranteed investment contracts (“GICs”) within stable value funds. The synthetic GICs provide principal protection to the assets within the fund that are wrapped by the insurance contract, enabling the fund to meet its investment objective of low volatility.

The following table presents the contribution to Retirement first year premium (“FYP”) and deposits for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
		(in millions)
FYP and Deposits by Product
RILA	$15,366	$14,254	$11,334
Traditional variable annuities	3,940	4,171	2,767
Tax-exempt (1)	1,607	1,252	1,113
Corporate	282	409	356
Institutional	923	692	98
Other (1)	243	144	138
Total FYP and deposits	$22,361	$20,922	$15,806
______________
(1) Net of reinsurance.
The following table illustrates our net flows for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net Flows
Gross premiums	$24,855	$23,293	$18,139
Surrenders, withdrawals and benefits	(18,932)	(16,240)	(12,828)
Total net flows	$5,923	$7,053	$5,311

The following table presents the relative contribution of each of our primary products and markets to Retirement AV as of the dates indicated.

	December 31,
	2025	2024
	(in millions)
AV by Market
RILA	$81,559	$64,833
Traditional variable annuities	47,799	45,415
Tax-exempt	33,348	29,519
Corporate	5,194	4,946
Institutional	1,826	1,065
Other	5,159	5,420
Total AV by Market	$174,885	$151,198

The Retirement segment also includes results from our spread lending program. Under this program, we sell various forms of funding agreements, which pay a specific rate of return, and invest the proceeds of such sales into a variety of fixed income investments to generate spread-based income. Our primary spread lending products are Funding Agreement Backed Notes (“FABN”), which we opportunistically issue to institutional investors, and collateralized borrowings from the Federal Home Loan Bank (“FHLB”) under their funding agreement program. These products do not contain any significant mortality or policyholder behavior risk. For additional information on FHLB and FABN programs see Obligations under Funding Agreements in Note 19 of the Notes to the Consolidated Financial Statements.
Distribution
We distribute our individual annuity products through Equitable Advisors and Third-Party Distribution channels. For the year ended December 31, 2025, Equitable Advisors represented 38% of our individual annuity FYP, while Third-Party Distribution represented 62%. We employ over 180 external and internal wholesalers who distribute our annuity products across both channels.
The table below presents the contributions to and percentage of FYP of our individual variable annuity products by distribution channel for the year ended December 31, 2025.

Individual Annuity FYP by Distribution

Year Ended December 31, 2025

Insurance Partners
7%
Banks
18%
Equitable Advisors
38%
Broker Dealers
37%

No single distribution firm, other than Equitable Advisors, contributed more than 10% of our sales in 2025.

We also distribute our group annuity products and services through Equitable Advisors and third-party distribution firms. For the year ended December 31, 2025, these channels represented approximately 57% and 43% of our sales, respectively. We employ internal and external wholesalers to exclusively market our products through Equitable Advisors and third-party firms that are licensed to sell our products. Equitable Advisors accounted for 88% of our 403(b) sales in 2025.
We primarily distribute our institutional products and services through strategic third-party relationships. For in-plan annuities, we have relationships with AB, BlackRock, and JPMorgan Asset Management. In 2025, we began participating in the Health Savings Account market as a provider in a leading competitor’s enhanced yield program.
Competition
The insurance industry is highly competitive, with no single provider dominating the market across individual annuity products. We compete primarily with other life insurers, banks, mutual fund companies and other investment managers in the individual annuity space. Several factors distinguishing competitors to clients include: product features, access to capital, access to diversified sources of distribution, financial strength ratings, investment options, brand recognition, quality of service, and technological capabilities.
Our group annuity products compete with select insurance companies, asset managers, record keepers and diversified financial institutions that target similar market segments. In the K–12 public education market, competitors are primarily insurance-based providers that focus on school districts. In the small and medium-sized business market, the primary competitors are insurance-based providers and mutual fund companies. The main features that distinguish our offering to clients include our RBG distribution model, the product features we offer to clients, including guarantees, and our financial strength.
It is difficult to provide unique annuity products because, once such products are made available to the public, they can be replicated by our competitors. Competition may affect, among other matters, the growth of our business and the pricing and profitability of our products.
Underwriting and Pricing
We price our products based upon our expected investment returns and assumptions for mortality, longevity and persistency for our policyholders collectively. Our pricing considers historical experience, potential volatility in the markets and account value, and the expected time to retirement. Our product pricing models also reflect capital requirements, hedging costs and operating expenses. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality.
Our annuity products generally include penalties for early withdrawals. From time to time, we reevaluate the type and level of GMxB and other features we offer. We periodically review the nature and pricing of the features we offer as the needs of our clients, the economic environment and our risk appetite evolve.
Asset Management
Our Asset Management business provides diversified investment management and related services globally to a broad range of clients through AB’s three distribution channels: Institutions, Retail and Private Wealth Management. AB Holding is a master limited partnership publicly listed on the NYSE. We own an approximate 68% economic interest in AB. As the general partner of AB, we have the authority to manage and control its business, and accordingly, this segment reflects AB’s consolidated financial results.
Our Asset Management business had approximately $866.9 billion in AUM as of December 31, 2025, composed of 41% equities, 36% fixed income and 23% multi-asset class solutions, alternatives and other assets. By distribution channel, institutional clients represented 41% of AUM, while retail and private wealth clients represented 41% and 18% respectively, as of December 31, 2025.
AB’s high-quality, in-depth research is the foundation of its asset management and private wealth management businesses. AB believes that its global team of research professionals, whose disciplines include economic, equity, fixed income and quantitative research, gives it a competitive advantage in achieving investment success for its clients. AB also has experts focused on multi-asset strategies, wealth management, ESG and alternative investments.
Equitable is AB’s largest client. We represented 16% of AB’s total AUM as of December 31, 2025 and 4% of AB’s net revenues for the year ended December 31, 2025.

Generally, AB is compensated for its investment services on the basis of investment advisory and services fees calculated as a percentage of AUM.
Products and Services
Investment Services
AB believes that strong long-term investment outcomes are achieved through disciplined portfolio construction, differentiated research, and active risk management across market environments. Its investment approach integrates fundamental and quantitative insights, rigorous valuation and risk frameworks, and active portfolio oversight to deliver a range of client objectives, including alpha generation, total return, income, diversification, and downside mitigation. Our global research platform emphasizes depth of expertise, collaboration across asset classes, and continuous challenge of investment decisions. We focus not only on identifying attractive opportunities, but also on managing risk, liquidity, and concentration as integral components of portfolio construction in advancing clients’ investment objectives.
AB’s investment services include:
•Equities, including actively managed strategies across global and regional markets and capitalization ranges, spanning growth, value, core, defensive, thematic, and sustainable approaches, with varying degrees of active risk, concentration, and benchmark sensitivity;
•Fixed Income, including actively managed traditional and unconstrained strategies across taxable and tax-exempt markets, encompassing government, corporate, securitized, emerging market, and municipal securities, with a focus on income generation, risk management, liquidity, and diversification;
•Multi-Asset Solutions, including outcome-oriented and asset-allocation strategies such as target-date, target-risk, income, and total-return portfolios, as well as customized multi-asset solutions designed to meet specific client objectives;
•Hedge Fund Strategies, including fundamental and systematic hedge funds, equity market neutral, event-driven, macro, and fund-of-funds strategies, focused on delivering diversified, idiosyncratic return streams with controlled market exposure;
•Private Alternatives, including private credit, asset-based finance, real assets, real estate debt, and specialty finance strategies, where returns are driven by underwriting discipline, structure, selectivity, and active portfolio management rather than public market beta; and
•Systematic Strategies, including alpha-seeking and risk-controlled approaches that apply quantitative research, data-driven signals, and disciplined portfolio construction across equity and fixed income markets, as well as passive index, ESG index, and enhanced index solutions designed to provide efficient market exposure.
Markets

AB operates in major markets around the world, including the United States; EMEA (Europe, the Middle East and Africa) and Asia. AB’s AUM by investment service and client domicile are as follows:
Distribution Channels
AB distributes its products and solutions through three buy-side distribution channels: Institutions, Retail and Private Wealth Management.
Institutions
Institutional clients include private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and Holdings and its subsidiaries. AB offers institutional clients separately managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.
AB manages the assets of its institutional clients pursuant to written investment management agreements or other arrangements, which generally are terminable at any time or upon relatively short notice by either party and may not be assigned without the client’s consent.
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

AB manages these accounts pursuant to written investment advisory agreements, which generally are terminable at any time or upon relatively short notice by any authorized party and may not be assigned without the client’s consent.
Custody
AB’s U.S.-based broker-dealer subsidiary acts as custodian for substantially all of AB’s Private Wealth Management AUM and some of its Institutional AUM. Other custodian arrangements, directed by clients, include banks, trust companies, brokerage firms and other financial institutions.
Competition
AB competes in all aspects of its business with numerous investment management firms, mutual fund sponsors, brokerage and investment banking firms, insurance companies, banks, and other financial institutions that offer a wide range of financial services to the same customers that AB seeks to serve, including investment products with similar features and objectives as those that AB offers.
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
AUM
AUM by distribution channel were as follows:

	December 31,
	2025	2024	2023
	(in billions)
Institutions	$354.2	$321.4	$317.1
Retail	356.4	334.3	286.8
Private Wealth Management	156.3	136.5	121.3
Total	$866.9	$792.2	$725.2

AUM by investment service were as follows:

	December 31,
	2025	2024	2023
	(in billions)
Equity
Actively Managed	$278.0	$263.4	$247.5
Passively Managed (1)	78.3	68.3	62.1
Total Equity	356.3	331.7	309.6

Fixed Income
Actively Managed
Taxable (3)	213.1	209.3	208.6
Tax-exempt	90.8	76.2	61.1
Total Actively Managed	303.9	285.5	269.7
Passively Managed (1)	9.7	10.3	11.4
Total Fixed Income	313.6	295.8	281.1

Alternatives/Multi-Asset Solutions (2) (3)
Actively Managed	182.7	153.6	125.9
Passively Managed (1)	14.3	11.1	8.6
Total Other	197.0	164.7	134.5
Total	$866.9	$792.2	$725.2
_____________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.
(3)Approximately $12.1 billion of private placements was transferred from Taxable Fixed Income into Alternatives/Multi-Asset during 2024 to better align with standard industry practice for asset class reporting purposes.
Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services are as follows:

	Year Ended December 31,
	2025	2024	2023
	(in billions)
Actively Managed
Equity	$(22.5)	$(24.1)	$(15.5)
Fixed Income	2.5	24.6	12.3
Alternatives/Multi-Asset Solutions	10.6	3.8	(2.0)
Total	(9.4)	4.3	(5.2)
Passively Managed
Equity	(1.5)	(6.6)	(4.0)
Fixed Income	(1.2)	(1.0)	1.5
Alternatives/Multi-Asset Solutions	0.8	1.1	0.7
Total	(1.9)	(6.5)	(1.8)
Total net long-term inflows (outflows)	$(11.3)	$(2.2)	$(7.0)

Average AUM by distribution channel and investment service were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in billions)
Distribution Channel:
Institutions	$337.6	$322.9	$304.6
Retail	343.5	315.3	262.0
Private Wealth Management	144.9	130.3	113.7
Total	$826.0	$768.5	$680.3
Investment Service:
Equity Actively Managed	$269.5	$261.3	$231.5
Equity Passively Managed (1)	72.5	66.0	57.7
Fixed Income Actively Managed – Taxable (3)	211.9	211.4	198.3
Fixed Income Actively Managed – Tax-exempt	81.8	67.5	56.0
Fixed Income Passively Managed (1)	10.0	11.0	9.7
Alternatives/Multi-Asset Solutions (2) (3)	180.3	151.3	127.1
Total	$826.0	$768.5	$680.3
______________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.
(3)Approximately $12.1 billion of private placements was transferred from Taxable Fixed Income into Alternatives/Multi-Asset during 2024 to better align with standard industry practice for asset class reporting purposes.
Fees
Generally, AB is compensated for its investment services on the basis of investment advisory and services fees calculated as a percentage of AUM. For additional information about AB’s investment advisory fees, including performance-based fees, see “Risk Factors—Risks Relating to Our Asset Management Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment—Asset Management.”
The components of net revenues are as follows and are prior to intercompany eliminations:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Investment advisory and services fees:
Institutions:
Base fees	$624	$619	$612
Performance-based fees	59	81	54
	683	700	666
Retail:			.
Base fees	1,596	1,504	1,276
Performance-based fees	8	18	0
	1,604	1,522	1,276
Private Wealth:
Base fees	1,127	1,047	942
Performance-based fees	118	172	91
	1,245	1,219	1,033
Total:
Base fees	3,347	3,170	2,830
Performance-based fees	185	271	145
	3,532	3,441	2,975

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Bernstein Research Services (1)	—	96	386
Distribution revenues	818	727	586
Dividend and interest income	140	165	199
Investment (losses) gains	(31)	(13)	14
Other revenues	134	143	101
Total revenues	4,593	4,559	4,261
Less: Interest expense	63	85	108
Net revenues	$4,530	$4,474	$4,153
______________
(1)On April 1, 2024, AB and SocGen, a leading European bank, completed their transaction to form a jointly owned equity research provider and cash equity trading partner for institutional investors. AB deconsolidated the BRS business and contributed the business to joint ventures created with SocGen, which combined their respective cash equities and research businesses.
Wealth Management
We are an emerging leader in the wealth management space with a differentiated advice value proposition, that offers discretionary and non-discretionary investment advisory accounts, financial planning and advice, life insurance, and annuity products.
Equitable Advisors
Equitable Advisors, comprised of approximately 4,600 financial advisors, offers clients distinctive, financial planning advice with access to a sophisticated suite of products and services designed to address even the most complex financial needs. We support our advisors through a national branch footprint with over 80 locations, an integrated digital platform, a robust training program, strong marketing capabilities, and cutting-edge client management tools. We continuously invest in the development and refinement of capabilities designed to maximize advisor productivity and client satisfaction. Our differentiated financial advisor support system creates a compelling value proposition and an important driver of recruitment and retention of our financial advisors.
The following three pillars of Equitable Advisors’ value proposition centers around deep client relationships, integrated technology and “supported independence,” the sum of which we believe is not replicated in the industry.
•     Client Promise: The Equitable Advisors wealth management experience prioritizes creating a relationship of trust (understanding and respecting each client situation) to help each client achieve their financial goals (comprehensive financial advice) through our Holistic Life Planning approach, which speaks to our client’s purpose, lifestyle, and financial choices.
•     Supporting our Clients and our Advisory Practice: The personalized client relationships that evolve from the Equitable Advisors client promise is underpinned by integrated digital capabilities and state-of-the-art technology that help our advisors differentiate their practices while creating an industry-leading experience that is aimed at benefiting both advisors and their clients. We also offer a proprietary Life Planning training curriculum to all advisors. Our clients benefit from our ability to attract and retain high quality advisors through our values-based culture, cutting edge capabilities and the unique way in which we provide services to our financial advisors through premier technology and support.
•    Enabling Advisor Independence: Finally, our advisor platform promotes “supported independence” where we enable our advisors to build their own practice with the benefits of an established brand that reflects long-term stability and financial integrity.

Product & Services
Comprehensive advice considers every aspect of a client’s financial future. We offer a broad range of financial solutions that are designed to serve a client through their financial journey in life from asset accumulation to retirement, income, and protection. While market volatility has a significant impact on asset appreciation, our advisors have a proven track record of supporting strong growth in advisory net flows, resulting in continued asset accumulation and growth. As of December 31, 2025, the Equitable Advisors broker-dealer business included $122.0 billion in AUA. Additional revenues are produced through the distribution of industry leading proprietary and non-proprietary insurance and annuity products to our retail client base. We offer the following products and services through our Wealth Management segment:
•    Brokerage products and services for retail clients. We receive trade and transaction revenue driven from Brokerage accounts.
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
Advisor count and revenue per advisor is as follows:

	Year Ended December 31,
	2025	2024	2023

Advisors	4,582	4,587	4,406
Revenue per advisor TTM (in thousands USD)	$440	$406	$370
Competition
The Wealth Management segment competes with broker-dealers, financial planning firms, investment advisers, insurance companies, banks, and other financial institutions to attract and retain financial advisors and clients. Our ability to attract and retain financial advisors is impacted by compensation structures, brand recognition and reputation, product offerings, and technology support.
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
Corporate and Other
Corporate and Other includes certain of our financing and investment expenses. It also includes results for our individual life business, employee benefits business, legacy variable annuity block, the Closed Block, run-off group pension business, run-off health business, benefit plans for our employees and certain unallocated items, including capital and related investments, interest expense and corporate expense. AB’s results of operations are reflected in the Asset Management segment. Accordingly, Corporate and Other does not include any items applicable to AB.
Life Insurance. We offer a targeted range of life insurance products aimed at serving the financial needs of our clients. Our life insurance products are primarily designed to help individuals and small and medium-sized businesses with protection, wealth accumulation and transfer of wealth at death, as well as corporate planning solutions including non-qualified deferred compensation, succession planning and key person insurance. We target select segments of the life insurance market, including

VUL and COLI. We currently focus on the asset accumulation and protection segments of the market. We plan to grow our operating earnings over time through earnings generated from sales of our repositioned product portfolio and by proactively managing and optimizing our in-force book. Beginning in 2025, our life insurance products are primarily distributed through Equitable Advisors. Equitable Advisors represented approximately 65% of our total life insurance sales for the year ended December 31, 2025.
The following table presents individual life insurance FYP and deposits and renewals, net of reinsurance, by product and total Premiums for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
FYP and Deposits by Product Line
Variable Universal Life (1)	$373	$368	$339
Other (2)	16	22	24
Total FYP and deposits	389	390	363

Renewals by Product Line
Universal Life/ Indexed Universal Life	601	925	991
Variable Universal Life (1)	802	1,038	989
Other (2)	233	344	357
Total renewals	1,636	2,307	2,337

Total premiums and deposits	$2,025	$2,697	$2,700
______________
(1)VUL includes variable life insurance and COLI.
(2)For the individual life insurance in-force, other includes current assumption UL insurance, WL insurance and other products available for sale but not actively marketed.
Our in-force book spans three insurance companies, Equitable Financial, Equitable America and Equitable L&A. Equitable L&A is closed for new business. Certain term products and permanent products riders from Equitable America and Equitable Financial have been reinsured to our captive reinsurer EQ AZ Life Re. Our in-force portfolio is made up of core product offerings as described above, as well as past generation product offerings that include current assumption UL insurance, WL insurance and other products.
The following table presents our in-force face amount, net of reinsurance, for the individual life insurance products we offer as of the dates indicated:

	December 31,
	2025	2024	2023
	(in billions)
In-Force Face Amount by Product: (1)
Universal Life (2)	$9.7	$33.1	$35.1
Indexed Universal Life	7.1	25.4	26.0
Variable Universal Life (3)	53.5	125.0	120.3
Term	49.9	169.6	171.9
Whole Life	0.3	1.0	1.0
Total in-force face amount	$120.5	$354.1	$354.3
______________
(1)Does not include life insurance sold as part of our employee benefits business.
(2)UL includes guaranteed universal life insurance products
(3)VUL includes variable life insurance and COLI.
For additional information on the reinsurance of our Life block, see Note 13 of the Notes to the Consolidated Financial Statements.

Employee Benefits: Our employee benefits business is dedicated to serving small and medium-sized businesses, which is a priority segment for us. We offer these businesses a unique technology platform and a competitive suite of group insurance products. Our core products consist of Group Life Insurance (including Accidental Death & Dismemberment), Supplemental Life, Dental, Vision, Short-Term Disability and Long-Term Disability. In addition, we offer a full suite of Supplemental Health products including Accident, Critical Illness and Hospital Indemnity. Our employee benefits’ solutions are distributed through Equitable Advisors and select third-party firms, including the traditional broker channel, strategic partnerships (medical partners, professional employer organizations (“PEOs”), and associations), General Agencies, TPAs and Retail Equitable Advisors.
The following table presents employee benefits Gross Premiums and annualized premium for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Employee Benefits Gross Premiums
Group life insurance sales	$155	$148	$127
Short-term disability	100	95	84
Long-term disability	82	82	72
Dental	95	83	69
Vision	20	16	12
Other (1)	24	15	8
Total	$476	$439	$372

Annualized premium	$127	$120	$104
______________
(1) Other includes Critical Illness and Accident insurance products.
Legacy: Our legacy business primarily consists of the capital intensive fixed-rate GMxB business written prior to 2011. We historically offered a variety of variable annuity benefit features, including GMxB features (ie. GMDBs and GLBs) to our policyholders. The remainder of these products either feature only ROP death benefits or do not contain GMxB features. As this business was priced and designed under conditions prior to the 2008 global financial crisis and is materially different from our current product offering, we have chosen to manage this block and report its results separately from our core Retirement business. Since discontinuing the products offered in this segment, we have undertaken several risk management transactions to minimize the risk this block of business poses to us.
For additional information on the Legacy book, see Note 13 of the Notes to the Consolidated Financial Statements.
Closed Block: In connection with the demutualization of Equitable Financial in 1992, the Closed Block was established for the benefit of certain classes of individual participating policies for which Equitable Financial had a dividend scale payable in 1991 and which were in force on that date. Assets allocated to the Closed Block inure solely to the benefit of the holders of policies included in the Closed Block and will not revert to our benefit. The excess of Closed Block liabilities over Closed Block assets represents the expected future post-tax contribution from the Closed Block which would be recognized in income over the period the policies and contracts in the Closed Block remain in force.
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
Hedging
In respect of our variable annuity products, we employ dynamic and static hedging using derivatives contracts, including futures and total return swaps (both equity and fixed income), options and variance swaps, as well as, to a lesser extent, bond investments and repurchase agreements to, in the case of dynamic hedging, offset economic liability from equity market and interest rate changes, and in the case of static hedging, maintain a target asset level for all variable annuities. For our other tax-deferred investment and retirement services, we employ derivative contracts whose payouts, in combination with fixed income investments, emulate those of certain securities indices, commodities indices, or ETFs, subject to caps and buffers, to support the returns associated with the SIO.
Reinsurance
We use affiliated and non-affiliated reinsurance to mitigate a portion of the risks that we face in certain of our retirement and protection products. Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject. However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made. For additional information on our reinsurance, see Note 13 of the Notes to the Consolidated Financial Statements.
Equitable Investment Management
EIMG is the investment advisor to the EQAT, our proprietary variable funds, and previously served as investment advisor to the 1290 Funds, our retail mutual funds, and as administrator to both EQAT and the 1290 Funds (each, a “Trust” and collectively, the “Trusts”). Equitable Investment Management, LLC (“EIM LLC”) was formed on June 10, 2022, and became the investment advisor to the 1290 Funds and the administrator for both Trusts effective January 1, 2023. EIMG and EIM LLC are collectively referred to as “Equitable Investment Management”.
Equitable Investment Management
Equitable Investment Management supports each of our retirement and protection businesses. Accordingly, Equitable Investment Management results are embedded in the Retirement segment and Corporate & Other. EIMG helps add value and marketing appeal to our insurance products by bringing investment management expertise and specialized strategies to the underlying investment lineup of each product. In addition, by advising on an attractive array of proprietary investment portfolios (each, a “Portfolio,” and together, the “Portfolios”), EIMG brings investment acumen, financial controls and economies of scale to the construction of underlying investment options for our products.
EIMG provides investment management services to proprietary investment vehicles sponsored by the Company, including investment companies that are underlying investment options for our variable insurance and annuity products, and EIM LLC provides investment management services to our retail mutual funds. Each of EIMG and EIM LLC is registered as an investment adviser under the Investment Advisers Act. EIMG serves as the investment adviser to EQAT and to two private investment trusts established in the Cayman Islands. EQAT and each private investment trust is a “series” type of trust with multiple Portfolios. EIMG provides discretionary investment management services to the Portfolios, including, among other things, (1) portfolio management services for the Portfolios; (2) selecting, monitoring and overseeing investment sub-advisers; and (3) developing and executing asset allocation strategies for multi-advised Portfolios and Portfolios structured as funds-of-funds. EIMG is further charged with ensuring that the other parts of the Company that interact with the Trusts, such as product management, the distribution system and the financial organization, have a specific point of contact.
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
EIM LLC is the investment advisor to our retail 1290 Funds and provides administrative services to both Trusts. EIM LLC provides or oversees the provision of all investment advisory and portfolio management to the 1290 Funds. EIM LLC has supervisory responsibility for the management and investment of 1290 Fund assets and develops investment objectives and investment policies for the funds. It is also responsible for overseeing sub-advisors and determining whether to appoint, dismiss or replace sub-advisors to each 1290 Fund. Currently, EIM LLC has entered into sub-advisory agreements with six different sub-advisors. The administrative services that EIM LLC provides to the Trusts include, among others, coordination of each Portfolio’s audit, financial statements and tax returns; expense management and budgeting; legal administrative services and compliance monitoring; portfolio accounting services, including daily NAV accounting; risk management; oversight of proxy voting procedures and an anti-money laundering program.
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
EFIM and EFIMA provide investment management services to the Equitable Financial and Equitable America General Account portfolios, respectively. They each provide investment advisory and asset management services including, but not limited to, providing investment advice on strategic investment management activities, asset strategies through affiliated and unaffiliated asset managers, strategic oversight of the General Account portfolio, portfolio management, yield/duration optimization, asset liability management, asset allocation, liquidity and close alignment to business strategies, as well as advising on other services in accordance with the applicable investment advisory and management agreement. Subject to oversight and supervision, EFIM and EFIMA may each delegate any of their duties with respect to some or all of the assets of the General Account to a sub-adviser. Currently, EFIM has entered into sub-advisory agreements with 3 different sub-advisers, including AB; while EFIMA only has a sub-advisory agreement with AB.
Regulation
Insurance Regulation
Our insurance subsidiaries are licensed to transact insurance business and are subject to extensive regulation and supervision by insurance regulators, in all 50 states of the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, and Bermuda. The primary regulator of an insurance company, however, is located in its state or country of domicile. Equitable Financial is domiciled in New York and is primarily regulated by the Superintendent of the NYDFS. Equitable America and EQ AZ Life Re are domiciled in Arizona and are primarily regulated by the Director of Insurance of the Arizona Department of Insurance and Financial Institutions. Equitable L&A is domiciled in Colorado and is primarily regulated by the Commissioner of Insurance of the Colorado Division of Insurance. Equitable Bermuda is domiciled in Bermuda and primarily regulated by the Bermuda Monetary Authority (the “BMA”). The extent of regulation by jurisdiction varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to, among other things, licensing companies to transact business, sales practices, establishing statutory capital and reserve requirements and solvency standards, reinsurance and hedging, protecting privacy and data security, regulating advertising, restricting the payment of dividends and other transactions between affiliates, permitted types and concentrations of investments and business conduct to be maintained by insurance companies as well as agent and insurance producer licensing, and, to the extent applicable to the particular type of insurance, approval or filing of policy forms and rates. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital. Additionally, New York’s insurance laws limit sales commissions and certain other marketing expenses that Equitable Financial may incur.
Supervisory agencies in each of the U.S.-based jurisdictions in which we do business may conduct regular or targeted examinations of our operations and accounts and make requests for particular information from us. For example, supervisory agencies generally conduct financial examinations of the books, records, accounts and business practices of insurers domiciled in their states every three to five years. From time to time, regulators raise issues during examinations or audits of us that could, if determined adversely, have a material adverse effect on us. In addition, regulators’ interpretations of regulations may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. In addition to oversight by state insurance regulators, in recent years, the insurance industry has seen increased inquiries from state attorneys general and other state officials regarding compliance with certain state insurance, securities and other applicable laws. We have received and responded to such inquiries from time to time. For additional information on legal and regulatory risks, see “Risk Factors—Legal and Regulatory Risks.”
Each of our U.S.-based insurance subsidiaries is required to file detailed annual and, with the exception of EQ AZ Life Re, quarterly financial statements, prepared on a statutory accounting basis or in accordance with other accounting practices prescribed or permitted by the applicable regulator, with supervisory agencies in each of the jurisdictions in which such subsidiary does business. The NAIC has approved a series of uniform SAP that has been adopted by all state insurance regulators, in some cases with certain modifications. As a basis of accounting, SAP was developed to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with ensuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the insurers’ assets and liabilities, generally in accordance with standards specified by the insurer’s domiciliary state. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP usually differ from those reflected in financial statements prepared under SAP. See Note 20 of the Notes to the Consolidated Financial Statements.
The BMA regulates our insurance subsidiary in Bermuda, Equitable Bermuda. The Insurance Act of 1978, as amended, (the “Bermuda Insurance Act”) and its related rules and regulations and other applicable Bermuda law, impose a variety of requirements and restrictions including the filing of annual and quarterly statutory financial returns, compliance with minimum capital and solvency enhanced capital requirements, compliance with the BMA’s Insurance Code of Conduct, restrictions on the payment of dividends and distributions, and restrictions on certain changes in control of regulated (re)insurers. The term “insurer” includes “reinsurer” in the Bermuda Insurance Act.
Equitable Bermuda, which is currently licensed to carry on long-term business, is registered as a Class E insurer which is the license class for long-term insurers with total assets of more than $500 million. Equitable Bermuda is not licensed to carry on general business.
Holding Company and Shareholder Dividend Regulation
All states regulate transactions between an insurer and its affiliates under their insurance holding company laws and regulations, which vary by jurisdiction, but generally require that all transactions affecting insurers within a holding company system be fair and reasonable and, in many cases, require prior notice and approval or non-disapproval by the insurer’s domiciliary insurance regulator.
Insurance holding company laws and regulations also generally require a controlled insurance company (i.e., an insurer that is a subsidiary of an insurance holding company) to register and file with state insurance regulatory authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations. In addition, states require a U.S. insurer’s ultimate controlling person to file an annual enterprise risk report with the insurance holding company system’s lead state regulator identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole.
State insurance laws also restrict and limit on the amount of dividends or other distributions payable by insurance companies subsidiaries to their parent companies, as well as transactions between an insurer and its affiliates. As a holding company, we depend on dividends from our subsidiaries to meet our obligations, and these restrictions may limit or prevent our insurance subsidiaries from making dividend or other payments to Holdings. These restrictions are based, in part, on earned surplus and the prior year’s statutory income and policyholder surplus. In general, dividends may be paid only from earned surplus (typically defined as available or unassigned surplus, subject to possible adjustments) which is derived from realized net profits on the company’s business. Dividends up to specified levels are considered ordinary and generally may be made without prior regulatory approval. Meanwhile, dividends paid from sources other than earned surplus or in larger amounts, often called “extraordinary dividends,” are generally subject to approval by the insurance commissioner of the relevant state of domicile.
From time to time, the NAIC and various state insurance regulators have considered, and may in the future consider, proposals to further limit dividend payments that an insurance company may make without regulatory approval. For instance, under New York’s insurance laws, which apply to Equitable Financial, a domestic stock life insurer may pay an ordinary dividend to its stockholders without regulatory approval provided that the amount does not exceed the statutory formula (“Ordinary Dividend”). Dividends in excess of this amount require a New York domestic life insurer to file a notice of its intent to declare the dividend with the NYDFS and obtain prior approval or non-disapproval from the NYDFS with respect to such dividend (“Extraordinary Dividend”). Furthermore, due to a permitted statutory accounting practice agreed to with the NYDFS following NYDFS’s enactment of Regulation 213, Equitable Financial needs the prior approval of the NYDFS to pay the portion, if any, of any Ordinary Dividend that exceeds the Ordinary Dividend that Equitable Financial would be permitted to pay under New York’s insurance laws absent the application of such permitted practice (such excess, the “Permitted Practice Ordinary Dividend”).
Other states’ insurance laws similarly limit dividends, providing that dividends in excess of prescribed limits, based on an insurance company’s earnings and surplus for the prior year, are considered to be extraordinary dividends and require explicit approval from the insurer’s domiciliary insurance regulator. In addition, the insurance laws of some states require that any dividend to a domestic insurance company’s stockholders be paid from the insurer’s earned surplus or that prior approval or non-disapproval be obtained from its domiciliary insurance regulator for any dividend payable from other than earned surplus. In general, if jurisdictions in which our insurance subsidiaries are domiciled adopt more stringent restrictions on dividend payments, this could have the effect of significantly reducing dividends or other amounts payable to Holdings by its insurance subsidiaries without prior approval by regulatory authorities.
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
Insurance holding company laws and regulations also regulate changes in control. State laws provide that no person, corporation or other entity may acquire control of a domestic insurance company, or any parent company of such insurance company, without the prior approval of the insurance company’s domiciliary state insurance regulator. Generally, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of the company. This statutory presumption may be rebutted by a showing that control does not exist in fact. State insurance regulators, however, may also find that “control” exists in circumstances in which a person owns or controls, directly or indirectly, less than 10% of the voting securities.
The laws and regulations regarding acquisitions of control may discourage potential acquisition proposals and may delay or prevent a change of control involving us, including through unsolicited transactions that some of our shareholders might consider desirable.
NAIC
The mandate of the NAIC is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC has established statutory accounting principles set forth in the Manual. However, a state may have adopted or in the future may adopt SAP that differ from the Manual. Changes to the Manual or states’ adoption of prescribed differences to the Manual may impact the statutory capital and surplus of our U.S. insurance companies.
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
The NAIC’s Manual contains a principle-based approach to reserving for life insurance and annuity contracts. Principle-based reserving is designed to better address reserving for life insurance and annuity products. It has been adopted in all states, although in New York, principle-based reserving became effective with the adoption of Regulation 213, which differs from the NAIC Standard Valuation Law, as discussed further below.
In recent years, the NAIC’s macro-prudential initiative was intended to enhance risk identification efforts through enhancements to supervisory practices related to liquidity, recovery and resolution, capital stress testing and counterparty exposure concentrations for life insurers. In connection with this initiative, the NAIC amended the Model Holding Company Act and Regulation in 2020 to implement an annual filing requirement for a liquidity stress-testing framework (the “Liquidity Stress Test”) for certain large U.S. life insurers and insurance groups (based on amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending). The Liquidity Stress Test is used as a regulatory tool in the jurisdictions that have adopted the holding company amendments.
The NAIC’s GCC tool uses a RBC aggregation methodology for all entities within an insurance holding company system, including non-U.S. entities. The 2020 Model Holding Company Act and Regulation amendments also adopted the GCC Template and Instructions, and implemented the annual GCC filing requirement with an insurance group’s lead state regulator. The GCC filing requirement becomes effective when the holding company amendments have been adopted by the state where an insurance group’s lead state regulator is located. In August 2023, New York adopted legislation codifying the Liquidity Stress Test and the GCC.

In August 2023, the NAIC adopted a short-term solution related to the accounting treatment of an insurer’s negative interest maintenance reserve (“IMR”) balance, which may occur when a rising interest rate environment causes an insurer’s IMR balance to become negative as a result of bond sales executed at a capital loss. Previous statutory accounting guidance required the non-admittance of negative IMR, which can result in lower reported surplus and RBC ratios. The NAIC’s interim statutory accounting guidance, which is effective on December 31, 2026, allows an insurer with an authorized control level RBC greater than 300% to admit negative IMR for an amount up to 10% of its general account capital and surplus, subject to certain restrictions and reporting obligations. The NAIC is developing a long-term solution for this issue, and an NAIC ad hoc group meets regularly to discuss various IMR-related topics.
Captive Reinsurance Regulation and Variable Annuity Capital Standards
We use an affiliated captive reinsurer as part of our capital management strategy with respect to level premium term life insurance (“XXX”) business and UL with secondary guarantees (“AXXX”) business. NAIC actuarial guideline (“AG 48”) enhances the statutory financial statement disclosure of an insurer's use of captives and narrows permissible assets backing statutory reserves. The NAIC’s Term and Universal Life Insurance Reserve Financing Model Regulation codifies the same substantive requirements as AG 48. States must either adopt the model regulation or use AG 48 to satisfy the NAIC accreditation requirement.
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
In order to mitigate the impacts of Regulation 213 discussed above, the Company completed a series of management actions prior to year-end 2022. Equitable Financial was also granted a permitted practice by the NYDFS which partially mitigates Regulation 213’s impact from the Venerable transaction to make the regulation’s application to Equitable Financial more consistent with the NAIC reserve and capital framework. In addition, in May 2023, Equitable Financial completed a reinsurance transaction whereby it reinsured virtually all of its net retained General Account liabilities, including all of its net retained liabilities relating to the living benefit and death riders related to (i) its variable annuity contracts issued outside the State of New York prior to October 1, 2022 (and with respect to its Equi-Vest variable annuity contracts, issued outside the State of New York prior to February 1, 2023) and (ii) certain UL insurance policies issued outside the State of New York prior to October 1, 2022, to its affiliate, Equitable America. In addition, all of the separate account liabilities relating to such variable annuity contracts were reinsured as part of that transaction. There can be no assurance that any of these management actions individually or collectively will fully mitigate the impact of Regulation 213. Other state insurance regulators may also propose and adopt standards that differ from the NAIC framework. See Note 20 of the Notes to the Consolidated Financial Statements for additional detail on the permitted practice granted by the NYDFS.
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

Surplus and Capital
Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority to limit or prohibit an insurer’s sales to policyholders if the regulators determine that such insurer has not met these standards or that the further transaction of business would be hazardous to policyholders.
Risk-Based Capital
We report our RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as a regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. The NAIC approved RBC revisions for corporate bonds, real estate equity and longevity risk that took effect at year-end 2021, and an RBC update for mortality risk that took effect at year-end 2022, each of which had a minimal RBC impact on Equitable Financial. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the RBC of each of our insurance subsidiaries was in excess of each of those RBC levels.
Regulation of Investments
State insurance laws and regulations limit what our insurance subsidiaries may invest in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives, and require diversification of investment portfolios. Investments exceeding regulatory limitations are not admitted for purposes of measuring surplus. In some instances, laws require us to divest any non-qualifying investments.
In recent years, the NAIC has been focused on enhancing regulatory oversight of insurers’ investments in complex assets, such as leveraged loans and CLOs. In March 2023, the NAIC adopted an amendment to the Manual to assign risk weights to CLOs based on its own modeling as opposed to credit ratings. Under the amendment, effective as of January 1, 2026, the NAIC’s Structured Securities Group will model CLO investments and evaluate tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios to assign NAIC designations that minimize RBC arbitrage. The NAIC’s goal is to ensure that the aggregate RBC factor for owning all tranches of a CLO is the same as that required for owning all of the underlying loan collateral.
In addition, in 2023, the NAIC increased the RBC factor for structured security residual tranches from 30% to 45% effective for year-end 2024 RBC filings. The NAIC is currently reviewing the RBC treatment of CLOs.
More broadly, in August 2023 the NAIC’s Financial Condition (E) Committee launched a holistic review of its approach to insurer investment risk regulation. The primary objective is to enhance the insurance regulatory framework in order to strengthen oversight of insurers’ investments. More specifically, the NAIC is focused on the SVO’s discretion to review NAIC designations for individual investments, the appropriate extent of SVO reliance on CRPs and oversight of the development of new RBC charges for CLOs and other structured securities. Proposed changes to modernize investment oversight include: (i) reducing or eliminating “blind” reliance on CRPs while continuing to utilize them by implementing a due diligence framework that oversees the effectiveness of CRPs and (ii) bolstering the SVO’s portfolio risk analysis capabilities by investing in a risk analytics tool and adding specialized personnel.
The NAIC has also been focused on insurers’ use of ratings by nationally recognized statistical rating organizations and other CRPs for rating certain of their investments, instead of submitting such investments to the SVO. Certain investments are subject to an exemption from filing with the SVO if they have been assigned a current, monitored rating by certain approved CRPs that meet specified requirements. The NAIC’s designation of an investment held by an insurance company affects the RBC charge applied to such investment and therefore impacts the insurer’s overall RBC ratio. In November 2024, the NAIC adopted an amendment to the Manual, which became effective January 1, 2026, setting forth procedures for the SVO staff to identify and evaluate a filing exempt security with an NAIC designation determined by a rating that appears to be an unreasonable assessment of investment risk. The procedures include, without limitation, sending an information request to insurers that hold the security under review and determining whether the NAIC designation is three or more notches different than the SVO’s assessment, which allows the SVO to request the removal of the CRP credit rating from the filing exempt process. At any time during the process, an alternate CRP credit rating may be requested and if one is received, it will be incorporated in the filing exempt process.

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
Adjusting Non-Guaranteed Elements of Life Insurance Products
State regulators have considered whether to apply regulatory standards to the determination and/or readjustment of non-guaranteed elements (“NGEs”) within life insurance policies and annuity contracts that may be adjusted at the insurer’s discretion, such as the COI for UL insurance policies and interest crediting rates for life insurance policies and annuity contracts. For example, New York’s Insurance Regulation 210 establishes standards for the determination and any readjustment of NGEs, including a prohibition on increasing profit margins on existing business or recouping past losses on such business, and requires advance notice of any adverse change in a NGE to both the NYDFS and affected policyholders. We have developed policies and procedures designed to comply with Regulation 210 and to date, have not seen adverse effects on our business. It is possible, however, that Regulation 210 could adversely impact management’s ability to determine and/or readjust NGEs in the future. Beyond the New York regulation and similar rules enacted in California (effective on July 1, 2019) and Texas (effective on January 1, 2021), the likelihood of enacting of any additional state-based regulation is uncertain at this time, but if implemented, these regulations could have an adverse effect on our business and consolidated results of operations.
Broker-Dealer and Securities Regulation and Commodities Regulation
We and certain policies and contracts offered by us are subject to regulation under the Federal securities laws, self-regulatory organization rules, and certain state securities laws. Federal and state regulators may conduct examinations and inspections of our operations.
Certain of our subsidiaries, including Equitable Advisors, Equitable Distributors, SCB LLC and AllianceBernstein Investments, Inc., are registered as broker-dealers (collectively, the “Broker-Dealers”) with the SEC and members of FINRA. The SEC and FINRA subject the Broker-Dealers to extensive regulation, including minimum “net capital” requirements and sales practices rules like Regulation Best Interest (“Reg BI”). Reg BI requires the Broker-Dealers, when making a recommendation of any securities transaction or investment strategy involving securities (including account recommendations) to a retail customer, to provide specified disclosures and act in the retail customer’s best interest. The intent of Reg BI is to impose on broker-dealers an enhanced duty of care to their customers similar to that which applies to investment advisers. We have developed systems and processes and put in place policies and procedures to ensure that we are in compliance with Reg BI. In recent years, the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and alternative investments, among other products. The Broker-Dealers are also subject to registration and regulation by regulatory authorities in the foreign jurisdictions in which they do business. In December 2023, the SEC adopted rules to require covered clearing agencies to adopt policies and procedures reasonably designed to require every direct participant of the agency to submit for clearing eligible secondary market transactions in U.S. Treasury securities, which will effectively require those participants to clear eligible cash transactions by December 31, 2026, and eligible repurchase transactions by June 30, 2027. The rule’s potential effect on the U.S. Treasury securities market is uncertain.
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

Certain subsidiaries and affiliates, including EIMG, EIM LLC, Equitable Advisors and AB, and certain of its subsidiaries are registered as investment advisers under the Investment Advisers Act. The investment advisory activities of such registered investment advisers are subject to various federal and state laws and regulations and to the laws in those foreign countries in which they conduct business. These U.S. and foreign laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. Changes to the marketing requirements for registered investment advisers were adopted in December 2020 and became effective in November 2022. The amended rules imposed a number of new requirements that will affect marketing of certain advisory products, including, in particular, private funds. We developed systems and processes and put in place policies and procedures to ensure that we are in compliance with the amended rule. The SEC is currently focused on examining compliance efforts with newly amended Rule 206(4)-1. The SEC has also adopted new reporting requirements for institutional investment managers regarding “say on pay” and more expansive reporting on voting practices by managers for registered funds on Form N-PX. The new requirements will create substantially greater compliance requirements and costs for our investment adviser entities.
EIMG (as a commodity pool operator), AB and certain of its subsidiaries (as commodity pool operators and commodity trading advisers), and SCB LLC (as a commodity pool operator, commodity trading advisor, and introducing broker) are registered with the CFTC and members of the NFA. These entities are subject to certain legal requirements and restrictions in the CEA and in the rules and regulations of the CFTC and the rules and by-laws of the NFA, including investor protection, disclosure, reporting, and recordkeeping requirements, and anti-fraud prohibitions, and are subject to periodic inspections and audits by the CFTC and NFA.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act
Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Act does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Dodd-Frank Act established the FIO within the U.S. Treasury Department and reformed the regulation of the non-admitted property and casualty insurance market and the reinsurance market. The Dodd-Frank Act also established the FSOC, which is authorized to designate certain non-bank financial companies, including insurers, as systemically significant if the FSOC determines that the financial institution could pose a threat to U.S. financial stability. Such a designation would subject a non-bank SIFI to supervision and heightened prudential standards by the Federal Reserve. On November 3, 2023, the FSOC adopted guidance that establishes a new process for designating certain non-bank financial institutions as SIFIs. Under this guidance, the FSOC is no longer required to conduct a cost-benefit analysis and an assessment of the likelihood of a non-bank financial company’s material financial distress before considering the designation of the company. The revised process could have the effect of simplifying and shortening FSOC’s procedures for designating certain financial companies as non-bank SIFIs.
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

In addition, the FIO is empowered to request and collect data (including financial data) on and from the insurance industry and insurers (including reinsurers) and their affiliates. In such capacity, the FIO may require an insurer or an affiliate of an insurer to submit such data or information as the FIO may reasonably require. In addition, the FIO’s approval is required to subject a financial company whose largest U.S. subsidiary is an insurer to the special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC pursuant to the Dodd-Frank Act. U.S. insurance subsidiaries of any such financial company, however, would be subject to rehabilitation and liquidation proceedings under state insurance law. The Dodd-Frank Act also reformed the regulation of the non-admitted property/casualty insurance market (commonly referred to as excess and surplus lines) and the reinsurance markets, including prohibiting the ability of non-domiciliary state insurance regulators to deny credit for reinsurance when recognized by the ceding insurer’s domiciliary state regulator.
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
In addition, regulations adopted by the Prudential Regulators that became effective in 2019 require certain bank-regulated counterparties and certain of their affiliates to include in qualified financial contracts, including many derivatives contracts, repurchase agreements and securities lending agreements, terms that delay or restrict the rights of counterparties, such as us, to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of affiliate credit enhancements (such as guarantees) in the event that the bank-regulated counterparty and/or its affiliates are subject to certain types of resolution or insolvency proceedings. It is possible that these requirements in the market, could adversely affect our ability to terminate existing derivatives agreements or to realize amounts to be received under such agreements. The Dodd-

Frank Act and related federal regulations and foreign derivatives requirements expose us to operational, compliance, execution and other risks, including central counterparty insolvency risk.
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
Fiduciary Rules / “Best Interest” Standards of Conduct
We provide certain products and services to employee benefit plans that are subject to the ERISA and certain provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement that fiduciaries must perform their duties solely in the interests of plan participants and beneficiaries, and fiduciaries may not cause or permit a covered plan to engage in certain prohibited transactions with persons (parties-in-interest) who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Code are subject to enforcement by the DOL, the IRS and the Pension Benefit Guaranty Corporation.
Since 2015, the DOL has pursued various proposed regulations to change the definition of “fiduciary” for purposes of ERISA and parallel provisions of the Code when a financial professional, including an insurance producer, provides investment advice, and proposed amendments to various existing prohibited transaction exemptions (“PTEs”) that financial professionals rely on when they make investment recommendations to retirement investors.
Following stays issued by the U.S. District Court for the Eastern District of Texas and the U.S. District Court for the Northern District of Texas, in November 2025, the DOL voluntarily withdrew its appeal of the stays and has indicated its intention to initiate a new fiduciary rulemaking in May 2026. We do not yet know the impact, if any, of a new DOL fiduciary rule on our business, particularly as it pertains to the sale of insurance products to retirement investors.
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
Massachusetts has also adopted a regulation applying a fiduciary duty standard to broker-dealers and their agents that requires us to make changes to certain policies and procedures to ensure compliance. The North American Securities Administrators Association has adopted a broker-dealer conduct model rule that states might seek to also adopt and is designed to account for revisions to federal conduct standards for broker-dealers and agents arising out of the adoption of Reg BI by the SEC and other changes that have occurred in the financial services industry in recent years, including the blurring of brokerage and advisory service models. Other states have either adopted or are considering adoption of fiduciary and other conduct standards for broker-dealers.
Climate Risks
Climate risk has come under increased scrutiny by insurance regulators and other regulatory agencies. In September 2020, the NYDFS announced that it expects New York domestic and foreign authorized insurers to integrate financial risks from climate change into their governance frameworks, risk management processes, and business strategies by taking actions that are proportionate to the nature, scale and complexity of their businesses.
In November 2021, the NYDFS issued additional guidance for New York domestic insurers, such as Equitable Financial, which contains more detailed expectations, such as to: (i) incorporate climate risk into its financial risk management; (ii) manage climate risk through its enterprise risk management functions and ensure that its organizational structure defines roles and responsibilities for managing such risk; (iii) use scenario analysis when developing business strategies and identifying risks; and (iv) incorporate climate risk management into its corporate governance structure at the group or insurer entity level

(i.e., an insurer’s board of directors should understand climate risk and oversee the team responsible for managing such risk). We have developed our compliance framework with respect to the November 2021 guidance.
In addition, New York’s regulation governing enterprise risk management, applicable to New York domestic and foreign authorized insurers, was amended to require an insurance group’s enterprise risk management function to address climate change risk.
In September 2023, the California legislature passed a law requiring firms with annual revenues of over $1.0 billion that do business in the state to publicly report their greenhouse gas emissions, beginning in 2026 for calendar year 2025.
In 2022, the NAIC adopted a disclosure standard for insurance companies to report their climate-related risks, which applies to insurers that meet the reporting threshold of $100 million in countrywide direct premium and are licensed in one of the participating jurisdictions and is consistent with the international Task Force on Climate-Related Financial Disclosures.
In addition, the FIO assessed how the insurance sector may mitigate climate risks and help achieve national climate-related goals pursuant to its authority under the Dodd-Frank Act. In June 2023, the FIO released a report titled, “Insurance Supervision and Regulation of Climate-Related Risks”, which evaluates climate-related issues and gaps in insurer regulation. The report urged insurance regulators to adopt climate-related risk-monitoring guidance in order to enhance their regulation and supervision of insurers.
Diversity and Corporate Governance
In recent years, the NAIC and state insurance regulators have evaluated issues related to diversity within the insurance industry. In New York, the NYDFS issued a 2021 circular letter stating that it expects the insurers it regulates, such as Equitable Financial, to make diversity of their leadership a business priority and a key element of their corporate governance.
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
Privacy and Security of Customer Information and Cybersecurity Regulation
We are subject to federal and state laws and regulations that require financial institutions to protect the security, integrity, confidentiality, and availability of customer information, and to detect, prevent and mitigate identity theft. Consistent with these laws and regulations, we maintain a formal data protection compliance program designed to ensure that our systems, those of third parties on which we rely, and our confidential and sensitive information maintained and processed thereon, have reasonable protections in place. Federal and state laws also generally require that financial institutions provide customers with a privacy policy describing their data collection and handling practices, and to provide notices to affected individuals, law enforcement, regulators and/or potentially others, each as applicable, in the event of a security incident resulting in the unauthorized access to or acquisition of certain customer information. Federal and state laws and regulations govern the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to both consumers and customers, and regulate the permissible uses of certain categories of customer information. Failure to implement and maintain reasonable and effective information- and cybersecurity programs, or any violation of applicable data protection laws, may result in significant fines, remediation costs, regulatory enforcement, litigation, and/or reputational damage.
As cyber threats continue to evolve, regulators continue to develop new rules imposing specific cybersecurity safeguards and program oversight requirements. For instance, in 2017, the NYDFS adopted the Cybersecurity Requirements for Financial Services Companies (the “NY Cybersecurity Regulation”). The NY Cybersecurity Regulation requires banking and insurance entities subject to NYDFS’s jurisdiction to, among other things, assess risks associated with their information systems, including the consumer private data and confidential business data they hold, and to implement a cybersecurity program designed to protect against such risks. In November 2023, the NYDFS adopted amendments to the NY Cybersecurity Regulation. These include (i) new governance and oversight measures, including that a senior governing body (i.e., the board of directors) have sufficient understanding of cybersecurity-related matters to exercise effective oversight; (ii) enhanced cybersecurity safeguards and technical controls (e.g., annual audits, vulnerability assessments, and password controls and monitoring); (iii) notification to the NYDFS of certain cybersecurity events or incidents; and (iv) annual certification to NYDFS of material compliance with the NY Cybersecurity Regulation. The amendments became effective between November 2024 and November 2025. We have adopted a cybersecurity policy outlining our policies and procedures for the protection of our information systems and information stored on those systems that conforms to the amended Regulation, and will continue to assess the effect of the amendments on our business and compliance strategy.
Similarly, the NAIC adopted the Insurance Data Security Model Law for entities licensed under the relevant state’s insurance laws. The model law requires such entities to establish standards for data security and for the investigation and notification to insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Approximately half of states have adopted the model law or a form thereof, although it has not been adopted by any of our significant insurance subsidiaries’ domiciliary states. We expect additional states to adopt the model law, even though it is not an Standard, but we cannot predict whether, or in what form or when, they may do so.
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

In July 2023, the SEC adopted the Risk Management, Strategy, Governance, and Incident Disclosure Final Rule (the “Cybersecurity Final Rule”) enhancing disclosure requirements for registered companies covering cybersecurity risk, management and governance. The Cybersecurity Final Rule requires registrants to disclose material cybersecurity incidents on Form 8-K within four business days of a determination that a cybersecurity incident is material. The rule also requires periodic disclosures of, among other things, details on the company’s process to assess, identify, and manage cybersecurity risks, cybersecurity governance, and the role of management and the board of directors in overseeing such a compliance program.The Cybersecurity Final Rule reporting requirements became effective in December 2023. In addition, federal regulators are increasingly focused on, and several have established specific and potentially burdensome requirements regarding, data protection. For instance, in October 2021, the Federal Trade Commission announced significant amendments to the Standards for Safeguarding Customer Information Rule (the “Safeguards Rule”), which became effective in June 2023, that require financial institutions to implement specific data security measures. Failure to comply with any of the above cyber- and data security regulations or requirements may result in enforcement action, fines and/or other operational or reputational harms.
Under the California Consumer Privacy Act, as amended (“CCPA”), California residents enjoy the right to know what information a business has collected from them, its sourcing and sharing, and the right to collect, delete and limit certain uses of that information. The CCPA also establishes a private right of action with potentially significant statutory damages, whereby businesses that fail to implement reasonable security measures resulting in a breach of personal information could be liable to affected California consumers. Certain data processing which is otherwise regulated, including under the Gramm-Leach-Bliley Act, is excluded from the CCPA; however, this is not an entity-wide exclusion and does not apply to the private right of action. The California Privacy Protection Agency (“CPPA”) enforces the CCPA and is authorized to promulgate regulations under the Law. The CPPA adopted updated CCPA regulations in September 2025 (effective as of January 1, 2026) regarding cybersecurity audits, risk assessments, and the use of automated decision-making technologies, and further clarifying how the CCPA applies to personal information collected by insurance companies.
Under the CPPA’s rules, a significant portion of the information we collect is not subject to the CCPA, but certain information, including information about our California-based employees, may remain subject to the law. Several other states have adopted, or are considering, comprehensive privacy laws similar to the CCPA. However, these generally include entity- and/or data-level exemptions for financial institutions that are subject to privacy protections in the Gramm-Leach-Bliley Act or similar, state-level financial privacy laws. We cannot predict what impact these and any future laws or regulations may have on our compliance efforts or business operations.
Innovation and Technology
As a result of increased innovation and technology, the NAIC and insurance regulators are focused on the use of “big data” techniques, such as the use of artificial intelligence (“AI”), machine learning and automated decision-making. In December 2023, the NAIC’s Innovation, Cybersecurity and Technology (H) Committee (the “(H) Committee”) adopted the Model Bulletin on the Use of Artificial Intelligence Systems by Insurers (the “AI Bulletin”). Approximately half of states have adopted the AI Bulletin, which outlines regulators’ expectations as to how insurers should govern the development, acquisition and use of AI technologies, as well as the types of information that regulators may request during an investigation or examination of an insurer in regard to AI systems. The Third-Party Data and Models (H) Working Group is developing a framework for the regulatory oversight of insurers’ use of third-party data and models. In addition, the NAIC’s Big Data and Artificial Intelligence (H) Working Group is evaluating AI-use outcomes and how well the current regulatory framework addresses potential harms from the use of AI. The goal is to develop an overall AI regulatory framework that could be incorporated into an NAIC regulatory handbook. For example, the Working Group is developing a tool to collect information about an insurer’s use of AI during an examination or investigation.
Further, some states and state insurance regulators have been focused on addressing unfair discrimination potentially resulting from the use of consumer data and AI technology. For instance, in 2021, Colorado enacted a law prohibiting insurers from using external consumer data and information sources (“ECDIS”), as well as algorithms or predictive models that use ECDIS, in a way that unfairly discriminates based on race, color, national or ethnic origin, religion, sex, sexual orientation, disability, gender identity or gender expression. In August 2023, the Colorado Division of Insurance adopted the first regulation under the law, effective on November 14, 2023, requiring life insurers to adopt a governance and risk management framework for the use of AI, machine learning and other technologies that utilize “external consumer data.” We expect the regulation to be extended to other lines of insurance. Similarly, in July 2024, the NYDFS published a circular letter which provides guidance on how insurers should develop and manage their use of external consumer data and AI systems in underwriting and pricing so as not to harm consumers.

We expect AI and big data to remain important issues for the NAIC and state insurance regulators. We cannot predict which additional regulators will adopt the AI Bulletin, or what, if any, changes to laws or regulations may be enacted with regard to “big data” or AI technologies.
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
Human Capital Management
As of December 31, 2025, we had approximately 8,000 full-time employees. Of these, approximately 4,500 were employed full-time by AB.
Equitable
To deliver on our commitments to stakeholders including clients and investors, we must attract and retain the best talent in the industry. Since our IPO in 2018, we have been on a deliberate journey to foster an inclusive, high-performing culture. From our fully agile workforce to the design of our workspaces, we take great pride in creating an environment that is unique to Equitable and a place where everyone can do their best work and thrive.
One of our greatest differentiators and investments in our people is Equitable’s NWOW. NWOW is our proprietary methodology that transformed the entire organization, building mission-driven teams that have clear outcomes and goals, while making fundamental changes to our policies, procedures and structure to help us move faster.
NWOW is focused on six aspects of our work model: (i) Adaptive Leadership — empowering those closest to the work with decision-making authority; (ii) Outcomes, Objectives & Key Results — a long-term and quarterly goal-setting framework; (iii) Dynamic Enablers — frameworks, processes and tools that promote innovation, autonomy and skills development; (iv) Enterprise Agile — a structured way of managing work that relies on a set of regular sessions for teams to align, inform, demo, reflect and adjust quickly to changing conditions; (v) Design Thinking — designing client-centric solutions; and (vi) Process Re-Engineering — fundamental rethinking and restructuring of our work processes to drive significant improvements in business performance. We believe that by prioritizing these areas, our business adapts with greater speed, agility, creativity and client focus.
For example, our focus on Adaptive Leadership creates an environment where everyone’s ideas are heard and respected, and the best ideas can be acted upon. By embracing diverse thoughts, backgrounds and experiences, we can best serve our 5 million clients. Adaptive leadership and psychological safety are deeply intertwined. Psychologically safe environments enable us to challenge and overcome stagnant ways of thinking and ultimately sharpen performance. We measure psychological safety across the enterprise through our regular culture surveys and take steps to address the unique needs of different demographics.

This year, 89% of respondents said their teams embrace diversity of thought and contribution, reinforcing a sense of psychological safety.
In addition, our Career Model Framework provides employees with the anchor and foundation to grow and develop their careers. Our framework elevates skills, provides performance expectations and enables employees to see where their skills transfer across the organization. We define career progression holistically, including skill progression, internal mobility and leading others. Subsequently, we focus career conversations on the skills needed to advance in the workplace, enabling our people to demonstrate their best abilities and chart their career paths. Our talent programs focus on building the broad capabilities we need to drive growth while addressing the unique needs of our people.
NWOW has fundamentally changed the way we think, work and lead as a company, ensuring we are better positioned to grow, meet our clients’ evolving needs and attract the best talent. Since going fully agile in 2024, we have seen higher employee Net Promoter Scores and teams responding to market conditions and client needs faster than ever before.
Equitable’s focus on wellness is another way we can attract and retain top talent and drive business growth. We aspire to create an innovative, resilient culture that fosters exceptional health and well-being in our people and enhances organizational performance. Not only does this approach contribute positively to our employees, but we believe it also makes good business sense. The companies that take the greatest care of their people are the ones that thrive over the long term.
Our holistic programming and benefits focus on four wellness pillars: physical, emotional, financial and social. In building our strategy, we challenged ourselves to think at the enterprise level — ensuring we have the right culture and conditions for optimal wellness, and at the individual level — providing the tools and programs our people need to support their personal journeys.
The results from our 2025 wellness survey reflect the continued maturation of our program and impact of our targeted investments. We have seen significant improvements across several of the following survey topics:
•86% of survey respondents reported feeling confident in their ability to balance their work and personal lives.
•85% of respondents said they feel supported by their managers, with people leaders checking in regularly about how they are doing and not just about work.
•Nearly 84% of those surveyed said that Equitable provides opportunities for them to build meaningful relationships with colleagues.
In 2025, our programming focused on initiatives ranging from enterprise-wide health fairs and financial seminars to bespoke energy and resilience training. In addition, we offer compelling benefits and programming to support healthy daily activities such as movement, sleep and optimizing our calendars.
To assess the ongoing health and wellbeing of our culture and workforce, we measure employee engagement through an annual survey and use quarterly pulse surveys to monitor trends and collect short-term feedback throughout the year. With a nearly 70% response rate, Equitable achieved a score of 85% on its 2025 Corporate Engagement Index, an improvement over last year’s score (83%) and exceeding the industry benchmark (82%). The Corporate Engagement Index is a composite of our culture survey results including how likely employees are to stay at Equitable and recommend the company as an employer. Leaders have direct access to survey results to better understand their teams’ culture. They are encouraged to take action by sharing results with their teams and collectively exploring opportunities to enhance the employee experience.
AllianceBernstein
The information contained herein does not apply to the Equitable Holdings’ subsidiary, AllianceBernstein, which has its own human capital strategy and programs. For AB’s human capital disclosure, see Part I, Item 1 of AB’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Our business, results of operations or financial condition are materially affected by conditions in the global capital markets and the economy. A wide variety of factors continue to impact economic conditions and consumer confidence. These factors include, among others, uncertainty regarding the federal debt limit, volatility in the capital markets, equity market declines, inflationary pressures, plateauing or decreasing economic growth, high fuel and energy costs and changes in fiscal or monetary policy. The Russian invasion of Ukraine, hostilities in the Middle East, and the ensuing conflicts and the sanctions and other measures imposed in response to these conflicts, as well as tariff and trade disputes, have significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty. Given our interest rate and equity market exposure in our investment and derivatives portfolios and many of our products, these factors could have a material adverse effect on us. The value of our investments and derivatives portfolios may also be adversely affected by reductions in price transparency, changes in the assumptions or methodology we use to estimate fair value and changes in investor confidence or preferences, which could potentially result in higher realized or unrealized losses. Market volatility may also make it difficult to transact in or to value certain of our securities if trading becomes less frequent.
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
Interest rate fluctuations.
Some of our retirement products and certain of our investment products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates and interest rate benchmarks may adversely affect our investment returns and results of operations, including in the following respects:

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
We and certain of our vendors retain confidential information (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees). The privacy or security of this information may be compromised, including as a result of an information security breach. We have implemented a formal, risk-based data security program, including physical, technical, and administrative safeguards; however, failure to implement and maintain effective data protection and cybersecurity programs that comply with applicable law, or any compromise of the security, confidentiality, integrity, or availability of our information systems, or those of our vendors, the cloud-based systems we use, or the sensitive information stored on such systems, through cyber-attacks, employee error or malfeasance, system degradation, or for any other reason that results in unauthorized access, use, modification, disclosure or destruction of personally identifiable information, customer information, or other confidential or proprietary information, or the disruption of critical operations and services, could damage our reputation, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses any of which could have a material adverse effect on our business, results of operations or financial condition. Moreover, while we maintain cyber incident liability insurance, it may be insufficient to cover all costs and liabilities associated with a cyber incident, or we may be unable to retain or obtain such insurance in the future on commercially practicable terms. For further information on the cybersecurity and data privacy laws applicable to our insurance subsidiaries, see “Cybersecurity—Overview of Equitable Cybersecurity Risk Management” and “Cybersecurity—Governance of Cybersecurity Risk Management.”
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
Any catastrophic event, terrorist attacks, accidents, floods, severe storms or hurricanes, pandemics and other public health issues, cyber-terrorism, or the failure of telecommunications or other critical infrastructure could have a material and adverse effect on our business. We could experience long-term interruptions in our service and the services provided by our significant vendors. Some of our operational systems are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities. Additionally, unanticipated problems with our disaster recovery systems could further impede our ability to conduct business, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. We could experience a material adverse effect on our liquidity, financial condition and the operating results of our insurance business due to increased mortality and, in certain cases, morbidity rates and/or its impact on the economy and financial markets. We may also experience lower sales or other negative impacts to the use of services we provide if economic conditions worsen due to a catastrophe or pandemic or other public health emergency, as the financial condition of current or potential customers, policyholders, and clients may be adversely affected. See “—Conditions in the global capital markets and economy.” A catastrophe may affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. Climate change may increase the frequency and severity of weather-related disasters and pandemics. These events could result in an adverse impact on our ability to conduct our business, including our ability to sell our products and services and our ability to adjudicate and pay claims in a timely manner.
If economic conditions worsen as a result of a catastrophe, pandemic or other public health issue, companies may be unable to make interest and principal payments on their debt securities or mortgage loans that we hold for investment purposes. Accordingly, we may still incur significant losses that can result in a decline in net investment income (“NII”) and/or material increases in credit losses on our investment portfolios. With respect to commercial real estate, there could be potential impacts to estimates of expected losses resulting from lower underlying values, reflecting current market conditions at that time.
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
Misconduct and excessive or inappropriate risk taking by our employees, financial professionals, agents, intermediaries, representatives of our broker-dealer subsidiaries, or employees of our vendors could result in public reporting, regulatory enforcement proceedings, regulatory sanctions or serious reputational or financial harm, as well as significant technical, legal and other expenses. Certain types of violations may result in our inability to act as an investment adviser or broker-dealer or to represent issuers in Regulation D offerings by acting as placement agent, general partner or another role. We employ controls and procedures designed to monitor employees’ and financial professionals’ business decisions and to prevent them from taking excessive or inappropriate risks, including with respect to information security, but employees may take such risks regardless of such controls and procedures.
Potential strategic transactions.
We may consider potential strategic transactions, including acquisitions, dispositions, mergers, reinsurance, joint ventures and similar transactions. These transactions may not be effective and could result in decreased earnings and harm to our competitive position. In addition, these transactions, if undertaken, may involve a number of risks; present financial, managerial and operational challenges; require us to increase our leverage; or, if we issue shares to fund an acquisition, dilute the holdings of the existing stockholders. Any of the above could cause us to fail to realize the benefits anticipated from any such transaction.

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
We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, commercial mortgage backed securities and private alternative investments. In the past, even some of our very high quality investments experienced reduced liquidity during periods of market volatility or disruption. If we were required to liquidate these investments on short notice or were required to post or return collateral, we may have difficulty doing so and be forced to sell them for less than we otherwise would have been able to realize. The reported values of our relatively illiquid types of investments do not necessarily reflect the current market price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we would be able to sell them for the prices at which we have recorded them and we might be forced to sell them at significantly lower prices, which could have a material adverse effect on our business, results of operations, liquidity or financial condition.
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
Our reinsurance arrangement with affiliated entities.
Affiliated Captive
The reinsurance arrangement with EQ AZ Life Re (the “Affiliated Captive”) provides important capital management benefits to Equitable Financial. Under applicable statutory accounting rules, Equitable Financial is currently, and will in the future be, entitled to a credit in its calculations of reserves for amounts reinsured to the Affiliated Captive, to the extent the Affiliated Captive holds assets in trust or provides letters of credit or other financing acceptable to the domestic regulator of Equitable Financial. The level of assets required to be maintained in the trust fluctuates based on market and interest rate movements, age of the policies, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust or additional letters of credit secured, which could impact the liquidity of the Affiliated Captive.
Offshore Affiliate
The reinsurance arrangement with Equitable America and Equitable Bermuda (the “Offshore Affiliate”) provides important capital management benefits to Equitable America. Under applicable statutory accounting rules, Equitable America is currently, and will in the future be, entitled to a credit in their calculations of reserves for amounts reinsured to the Offshore Affiliate. However, if the Offshore Affiliate loses its reciprocal jurisdiction reinsurer status in Arizona, the Offshore Affiliate will have to maintain collateral equal to the U.S. statutory accounting reserve for Equitable America to retain this credit. We cannot be certain that the Offshore Affiliate will be able to maintain this collateral.
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
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors. For further information on the NAIC review of the RBC treatment of certain complex assets in which insurers have invested during recent years, see “Business—Regulation—Insurance Regulation—Risk Based Capital.” Additionally, state insurance regulators have significant leeway in how to interpret existing regulations, which could further impact the amount of statutory capital or reserves that we must maintain. Equitable Financial is primarily regulated by the NYDFS, which from time to time has taken more stringent positions than other state insurance regulators on matters affecting, among other things, statutory capital or reserves. In certain circumstances, particularly those involving significant market declines, the effect of these more stringent positions may be that our financial condition appears to be worse than competitors who are not subject to the same stringent standards, which could have a material adverse impact on our business, results of operations or financial condition. Moreover, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital our insurance subsidiaries must hold in order to maintain their current ratings. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, our insurance subsidiaries’ financial strength and credit ratings might be downgraded by one or more rating agencies. There can be no assurance that any of our insurance subsidiaries will be able to maintain its current RBC ratio in the future or that its RBC ratio will not fall to a level that could have a material adverse effect on our business, results of operations or financial condition.
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
AB derives most of its revenues from investment advisory and services fees that vary based on the type of service, account size, and total assets managed for a client, and that are typically calculated as a percentage of the value of AUM on a specified date, or as an average over a billing period. Several factors can adversely affect the market value and composition of AB’s AUM, including market factors, client preferences, AB’s investment performance, investing trends, service changes and interest rate changes. A decrease in the market value or amount of AB’s AUM, an adverse shift in the composition of AUM, or a reduction in AB’s fee levels would negatively impact AB’s revenues and, without a corresponding decrease in expenses, would adversely affect AB’s and our operating results.
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
AB sometimes charges performance-based fees, which include a base advisory fee plus an additional fee based on investment results. Failure to meet performance targets means no performance-based fee for that period. Performance-based fee arrangements can also have a high-watermark provision, meaning that an underperforming client account must recover losses before AB can earn future performance-based fees, which can impair future fee earnings.
AB may be unable to develop new products and services, and the development of new products and services may expose AB to reputational harm, additional costs or operational risk.
AB’s financial performance relies on its ability to quickly adapt to changes in the asset management industry, meet evolving client needs, and develop, market, and manage new investment products and services. Creating new products and services, including those focused on specific industries, sectors, or criteria, requires continuous innovation and significant time, resources, and ongoing support. Introducing new products and services involves substantial risks and uncertainties, such establishing appropriate operational controls, adapting to shifting client and market preferences, facing competition, and complying with regulatory requirements.
AB’s seed capital investments are subject to market risk.
AB has a seed investment program to build track records and support marketing for its new products, but that is subject to market risk. AB’s risk management team oversees a seed hedging program to minimize this risk. Not all seed investments are hedged, and AB’s hedges are imperfect, leaving some market risk. AB may also face basis risk as it cannot always precisely hedge its market exposure, leading to potential relative spreads between market sectors. Consequently, capital market volatility can significantly impact its financial and operating results.
Furthermore, using derivatives, such as futures, forwards, swaps, and options introduces counterparty risk (the risk of credit-related losses if counterparties fail to perform, regulatory risk (e.g., short selling restrictions) and cash/synthetic basis risk (the risk that underlying positions do not move identically to related derivatives).
AB may not accurately value the securities it holds on behalf of its clients or its company investments.
AB has procedures for pricing and valuing securities and other positions in client accounts and for company investments. AB’s Valuation Committee oversees a consistent framework of pricing controls and valuation processes for the firm and its advisory affiliates. If market quotations for a security are unavailable, the Valuation Committee determines its fair value.
Improper valuation of securities, which can result from factors such as extraordinary market volatility, liquidity constraints and failure to consider all factors when determining fair value can result in inaccurate AUM figures, incorrect NAVs for company-sponsored funds, and inaccurate financial reporting. Incorrect valuations can harm AB’s clients, create regulatory issues and damage AB’s reputation.
The quantitative and systematic models AB uses in certain of its investment services may contain errors.
AB uses quantitative and systematic models in many of its investment services, often alongside fundamental research. Due to the complexity and data dependency of these models, errors may occur, resulting in client losses and reputational damage, and AB’s controls might fail to detect the errors.
AB may not successfully manage actual and potential conflicts of interest that arise in its business.
AB must increasingly manage actual and potential conflicts of interest. Failure to manage conflicts appropriately could harm AB’s reputation, operations and business prospects, cause clients to be less willing to engage with AB, and lead to litigation or regulatory enforcement actions.
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

Legal and Regulatory Risks
We are heavily regulated.
We are heavily regulated, and regulators continue to increase their oversight over financial services companies. The adoption of new laws, regulations or standards and changes in the interpretation or enforcement of existing laws, regulations or standards have directly affected, and will continue to affect, our business, including making our efforts to comply more expensive and time-consuming. In recent years, insurance regulators and the NAIC have been focused on enhancing regulatory oversight of insurers’ investments in complex assets, such as leveraged loans and CLOs, the use of AI technologies and “big data,” and the management of climate risk. For additional information on regulatory developments and the risks we face, see “Business—Regulation”.
Our retirement and protection business is subject to a complex and extensive array of state and federal tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including, among others, state insurance regulators, state securities administrators, state banking authorities, the SEC, FINRA, the DOL and the IRS. Failure to administer our retirement and protection products in accordance with contract provisions or applicable law, or to meet any of these complex tax, securities or insurance requirements could subject us to administrative penalties imposed by a governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, litigation, harm to our reputation, or interruption of our operations.
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
Our third amended and restated certificate of incorporation and our seventh amended and restated by-laws include a number of provisions that may discourage, delay or prevent a change in our management or prevent a takeover attempt that stockholders may consider favorable. These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered in a takeover context or may even adversely affect the price of our common stock if the provisions discourage takeover attempts. Our third amended and restated certificate of incorporation and amended and seventh restated by-laws may also make it difficult for stockholders to replace or remove our management.
We have designated a sole and exclusive forum for certain litigation that may be initiated by our stockholders.
Our third amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is, to the fullest extent permitted by law, be the sole and exclusive forum for a number of actions. Notwithstanding the foregoing, the exclusive provision shall not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the Exchange Act or the Securities Act or the respective rules and regulations promulgated thereunder.
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
During the fiscal year of this Report, Equitable has not identified risks from cybersecurity threats that have materially affected or are reasonably anticipated to materially affect the organization. Nevertheless, we recognize that cybersecurity threats are ongoing and evolving, and we continue to remain vigilant. For more information on our cybersecurity risks, see “Risk Factors—Risks Relating to Our Operations—Failure to protect the confidentiality of customer information or proprietary business information” and “Risk Factors—Risks Relating to Our Operations—Failure to protect the confidentiality, integrity, or availability of customer information or proprietary business information.”
Governance of Cybersecurity Risk Management
The Program is overseen by the CISO, who has over 20 years of experience in cybersecurity roles, holds over 10 cyber-related industry certifications, is a Series 99 FINRA licensed Operations Professional, and has a Bachelor of Science degree in Computer Systems & Networking as well as a Master’s degree in business administration. It is integrated into Equitable’s overall Enterprise Risk Management (ERM) program to identify, evaluate and manage risks, which is managed by Equitable’s risk management area and overseen by its Chief Risk Officer, who reports directly to its Chief Executive Officer. Under the ERM program, cybersecurity risks are evaluated alongside and consistent with the evaluation of other business risks, with the information security team providing subject matter expertise with respect to the identification, assessment, and tracking of cybersecurity risks pursuant to guidelines established as part of the ERM program. Various cross-functional committees within Equitable also meet on a regular basis to review risks, mitigation plans and projects that impact Equitable’s IT systems. In addition, Equitable’s Program is assessed on at least an annual basis by its internal audit function, including an assessment of control effectiveness related to designated risk scenarios.
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
The information contained herein does not apply to Holdings’s subsidiary, AllianceBernstein, which has its own information systems and cybersecurity program to address cybersecurity risks associated with those systems. That program includes reporting of cybersecurity incidents impacting AB’s information systems to our CISO if they meet a defined threshold. For additional information regarding AB’s cybersecurity program, see Part I, Item 1C of AB’s Annual Report on Form 10-K for the year ended December 31, 2025.
Part I, Item 2.
PROPERTIES
Our principal executive offices are located at 1345 Avenue of the Americas, New York, NY pursuant to a lease that will expire in 2039. We also have significant office space leases in Syracuse, NY, pursuant to a lease that will expire in 2028, and in Charlotte, NC, where we occupy space under a lease that expires in 2028.
AB’s principal executive offices at 501 Commerce Street, Nashville, TN are occupied pursuant to a 15-year lease expiring in 2036. In addition, AB has a 20-year lease agreement in New York, NY at 66 Hudson Boulevard that expires in 2044. AB also leases space in San Antonio, TX under a lease expiring in 2029. Additionally, AB leases space in Pune, India under two leases, one of which expires in 2032 and the other which expires in 2033.
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
MINE SAFETY DISCLOSURES
Not Applicable.

Part II, Item 5.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
Our common stock, par value $0.01 per share, began trading on the NYSE under the symbol “EQH” on May 10, 2018. As of January 28, 2026, there were four shareholders of record, which differs from the number of beneficial owners of our common stock.
Dividends
The declaration, payment and amount of future dividends is subject to the discretion of our Board of Directors (the “Board”) and depends on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by Holdings’ insurance subsidiaries and other factors deemed relevant by the Board. The payment of dividends will be substantially restricted in the event that we do not declare and pay (or set aside) dividends on the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock, for the last proceeding dividend period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends Declared and Paid” for further information regarding common stock dividends.
Equity Compensation Plan
For information regarding our equity compensation plan, see “Security Ownership of Certain Beneficial Owners and Related Stockholder Matters”—“Equity Compensation Plan Information.”
Purchases of Equity Securities by the Issuer
The following table summarizes Holdings’ repurchases of its common stock during the three months ended December 31, 2025.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Program (1)
Month #1 (October 1-31)	2,549,562	$49.03	2,549,562	$1,152,599,537
Month #2 (November 1-30)	1,743,122	$44.98	1,743,122	$1,074,199,791
Month #3 (December 1-31)	1,561,835	$47.06	1,561,835	$1,000,700,171
Total	5,854,519	$47.30	5,854,519	$1,000,700,171
_____________
(1)See Note 22 of the Notes to the Consolidated Financial Statements for the Share Repurchase program.
Holdings may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate Holdings to purchase any particular number of shares. During the three months ended December 31, 2025, the Company repurchased approximately 6 million shares of its common stock, at a total cost of approximately $277 million. The repurchased common stock was recorded as treasury stock in the consolidated balance sheets and the accelerated share repurchases were retired.
Stock Performance Graph
Effective January 18, 2024, the S&P Dow Jones Indices added Holdings to the S&P MidCap 400 Index. We believe this index consists of a more appropriate peer group and our inclusion will increase our visibility and exposure to a broader investor base. Where Holdings previously used the S&P 500 index for benchmarking purposes, going forward, it will use the Standard & Poor’s 400 indices as shown in the graph and table below, which present Holdings’ cumulative total shareholder return relative to the performance of: (1) the S&P MidCap 400 Index; (2) the S&P MidCap 400 Insurance Industry Index; (3) the S&P MidCap 400 Financials Index; and (4) the S&P 500, respectively, for the year ended December 31, 2025, commencing May 14, 2018 (our initial day of “regular-way” trading on the NYSE).

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
S&P 400
S&P 400 Financials
S&P 400 Insurance
S&P 500
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
Index Value
May 14, 2018
Dec 31, 2018
Dec 31, 2019
Dec 31, 2020
Dec 31, 2021
Dec 31, 2022
Dec 31, 2023
Dec 31, 2024
Dec 31, 2025
Period Ending

	May 14, 2018	Dec 31, 2018	Dec 31, 2019	Dec 31, 2020	Dec 31, 2021	Dec 31, 2022	Dec 31, 2023	Dec 31, 2024	Dec 31, 2025
Equitable Holdings, Inc.	$100.00	$78.71	$120.53	$127.79	$169.33	$151.10	$179.74	$256.88	$268.84
S&P 400	$100.00	$86.86	$109.59	$124.55	$155.36	$135.01	$157.13	$179.31	$192.31
S&P 400 Financials	$100.00	$80.92	$102.19	$100.47	$133.57	$128.93	$139.30	$186.63	$187.96
S&P 400 Insurance	$100.00	$97.61	$123.50	$114.11	$139.02	$151.58	$176.30	$202.84	$228.90
S&P 500	$100.00	$93.08	$122.39	$144.74	$183.22	$152.62	$192.52	$225.85	$259.33
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
We manage our business through three segments: Retirement, Asset Management and Wealth Management. We report certain activities and items that are not included in these segments in Corporate and Other. Prior period results have been revised in connection with updates to our reportable segments. See Note 21 of the Notes to the Consolidated Financial Statements for further information on our segments.
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
At the closing of the transaction, (i) each of Equitable Financial and Equitable America entered into a separate coinsurance and modified coinsurance agreement with RGA and (ii) Equitable Financial L&A entered into a coinsurance agreement with RGA, each with an effective date of April 1, 2025, pursuant to which each ceding company ceded to RGA a 75% quota share of such ceding company’s in-force individual life insurance block and Closed Block. At the closing of the transaction, assets supporting the general account liabilities relating to the reinsured contracts were deposited into a trust account for the benefit of Equitable Financial and a trust account for the benefit of Equitable America and Equitable Financial L&A, which assets will secure RGA’s obligations to each ceding company under the applicable reinsurance agreement. Equitable Financial and Equitable America reinsured the applicable separate accounts and closed block relating to the applicable reinsured contracts on a modified coinsurance basis. In addition, the investment of assets in each trust account will be subject to investment guidelines and certain capital adequacy related triggers will require enhanced funding. The reinsurance agreements also contain additional counterparty risk management and mitigation provisions. Each ceding company will continue to administer the applicable reinsured contracts.
As part of the transaction, on June 16, 2025, ABLP entered into an investment advisory agreement with RGA, pursuant to which AB will manage certain assets to be specified representing approximately 70% of assets supporting the reserves associated with the ceded policies under the reinsurance agreements.
Novation
Effective January 17, 2025, Equitable Financial novated certain legacy variable annuity policies sold between 2006-2008, comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees reinsured by Venerable under the combined co-insurance and modified coinsurance basis agreement executed on June 1, 2021.

As a result of the novation of certain Legacy VA policies completed during the first quarter 2025, the Company recorded a loss of $499 million in pre-tax net income and an increase of $263 million in pre-tax AOCI, for a total impact loss of $236 million. The negative net income impact is mostly driven by the reduction of the purchased MRB asset of $2.0 billion and the reduction of Liability for MRBs of $1.6 billion, offset by a decrease in reinsurance deposit liability of $183 million. Purchased MRB asset reduction is larger than the direct MRB liability reduction since the Venerable reinsurance assets sit in a collateralized trust and thus materially reduce the non-performance risk associated with the counterparty. Deposit account liability decreases as novation leads to faster amortization of the liability. The novation impact from the base contracts and the contracts in payout status is less material, as the decrease in policyholders’ account balance of $33 million and decrease in liability for future policyholders’ benefits of $458 million are largely offset by a decrease in Amounts due to reinsurers of $432 million.
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
Financial and Economic Environment
U.S. stocks finished higher in the fourth quarter of 2025, despite a long government shutdown and signs of a cooling labor market. The S&P 500 gained 2.7% for the quarter and delivered about 18% for the year, its third straight year of double‑digit returns. Small‑cap stocks, represented by the Russell 2000, rose 2.2% in the fourth quarter and ended the year up 13%.
Despite the above, a wide variety of factors continue to impact global financial and economic conditions. These factors include, among others, uncertainty regarding the federal debt limit, volatility in the capital markets, equity market declines, plateauing or decreasing economic growth, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions. The Russian invasion of the Ukraine, Middle Eastern hostilities, and the ensuing conflicts and the sanctions and other measures imposed in response to these conflicts, tariffs and trade disputes, significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty.
Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio. In addition, our insurance liabilities and derivatives are sensitive to changing market factors, including equity market performance and interest rates, which fell three times in 2025, including by 0.25% in December 2025. However, the Federal Reserve signaled a more cautious approach for 2026, which contributed to some late-year market volatility. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM, AV or AUA from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
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

Most of the variable annuity products, VUL insurance and UL insurance products we offer maintain policyholder deposits that are reported as liabilities and classified within either Separate Accounts liabilities or policyholder account balances. Our products and riders also impact liabilities for future policyholder benefits, MRBs and unearned revenues and assets for DAC and DSI. The valuation of these assets and liabilities (other than deposits) is based on differing accounting methods depending on the product, each of which requires numerous assumptions and considerable judgment. The accounting guidance applied in the valuation of these assets and liabilities includes, but is not limited to, the following: (i) traditional life insurance products for which assumptions are updated annually to estimate the value of future death, morbidity or income benefits; (ii) UL insurance and variable life insurance secondary guarantees for which benefit liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments; and (iii) certain product guarantees reported as MRBs at fair value.
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

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Impact of assumption update on Net income (loss):
Variable annuity product features related assumption update	$(78)	$28	$44
Assumption updates for other business	(2)	(8)	(49)
Impact of assumption updates on Income (loss) from continuing operations, before income tax	(80)	20	(5)
Income tax benefit on assumption update	17	(4)	1
Net income (loss) impact of assumption update	$(63)	$16	$(4)
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

2023 Assumption Updates
The impact of the economic assumption update during 2024 was a decrease of $5 million to income (loss) from continuing operations, before income taxes and a decrease to net income (loss) of $4 million.
The net impact of this assumption update on income (loss) from continuing operations, before income taxes of $5 million consisted of a decrease in other income of $9 million, an increase in remeasurement of liability for future policy benefits of $51 million, a decrease in policyholders’ benefits of $2 million and a decrease in change in MRBs and purchased MRBs of $53 million.
Model Changes
There were no material model changes during 2025, 2024 and 2023.
Impact of Assumption Updates and Model Changes on Pre-tax Non-GAAP Operating Earnings Adjustments
The table below presents the impact on pre-tax Non-GAAP Operating Earnings of our actuarial assumption updates by segment and Corporate and Other.

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Impact of assumption updates by segment:
Retirement	$3	$21	$1
Corporate and Other	(2)	(17)	14
Total impact on pre-tax Non-GAAP Operating Earnings	$1	$4	$15
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

Productivity
As part of our continuing efforts to drive productivity improvements, in May 2023, we began a new program expected to achieve $150 million of run-rate expense savings by 2027, of which $120 million has been achieved as of December 31, 2025. We expect to achieve these savings by optimizing our real estate footprint at both Equitable and AB in addition to other initiatives to improve operational efficiency.
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
In the third quarter of 2025, the Company updated its net investment income segment reporting to better align with our GAAP segments, as well as the reporting of our spread lending programs' income and expenses. Previously, direct and allocated segment NII were recorded based on assets tied to statutory asset tagging and net statutory liabilities for allocation. To better align with our GAAP segments, the Company changed the recording methodology for direct NII. It is now based on the book yields of assets tied to specific segments, considering general account values plus reserves, net of embedded derivatives. Indirect NII, which was previously allocated based on net statutory liabilities, is now allocated based on general account values and reserves, net of embedded derivatives. Additionally, revenues and expenses from our spread lending programs are now primarily recorded within the Retirement segment. Previously, spread lending revenues and expenses were recorded in Corporate and Other, with the excess of revenues over expenses allocated to the insurance segments based on net statutory liabilities. Prior periods have been revised to reflect these changes.
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
The table below presents a reconciliation of net income (loss) attributable to Holdings to Non-GAAP Operating Earnings:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net income (loss) attributable to Holdings	$(1,380)	$1,280	$1,283
Adjustments related to:
Variable annuity product features (1)	2,381	637	593
Investment (gains) losses (2)	1,339	133	713
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	50	60	39
Other adjustments (3) (4) (5)	(75)	93	350
Income tax expense (benefit) related to above adjustments	(776)	(194)	(356)
Non-recurring tax items (6)	202	(5)	(959)
Non-GAAP Operating Earnings (7)	$1,741	$2,004	$1,663
______________
(1)As a result of the novation of certain Legacy VA policies completed during the first quarter of 2025, the Company recorded a loss of $499 million in pre-tax net income and an increase of $263 million in pre-tax AOCI, for a total impact loss of $236 million for the year ended December 31, 2025.
(2)Includes $1.1 billion as a result of assets transferred related to the reinsurance transaction with RGA for the year ended December 31, 2025.
(3)Includes a gain of $304 million on Non-VA derivatives for the year ended December 31, 2025. Also includes $6 million of expense related to a disputed billing practice of an AB third-party service provider for the year ended December 31, 2025 and certain gross legal expenses related to the COI litigation of $106 million and $144 million for the year ended December 31, 2024 and 2023, respectively.
(4)For the year ended December 31, 2024, includes $82 million of the gain on sale on AB's Bernstein Research Service attributable to Holdings.
(5)For the year ended December 31, 2024, includes $78 million contingent payment gain recognized related to a fair value remeasurement of the contingent payment liability associated with AB's acquisition of CarVal in 2022.
(6)Non-recurring tax items primarily reflect the effect of uncertain tax positions for a given audit period. Includes a decrease of the deferred tax valuation allowance of $1.0 billion during year ended December 31, 2023.
(7)This measure is a Non-GAAP financial measure. For an explanation of our use of Non-GAAP financial measures, refer to the “Use of Non-GAAP Financial Measures” and "Glossary of Selected Financial and Product Terms" sections of this document. For a reconciliation of this item to the most directly comparable GAAP measure, refer to the “Non-GAAP Reconciliation” section in this document.

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
The following table presents return on average equity attributable to Holdings’ common shareholders, excluding AOCI and Non-GAAP Operating ROE for the year ended December 31, 2025.

Year Ended December 31, 2025
(in millions)
Net income (loss) available to Holdings’ common shareholders	$(1,441)
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$6,556
Return on average equity attributable to Holdings’ common shareholders, excluding AOCI	(22.0)%

Non-GAAP Operating Earnings available to Holdings’ common shareholders	$1,680
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$6,556
Non-GAAP Operating ROE	25.6%

Non-GAAP Operating Common EPS
Non-GAAP operating common EPS is calculated by dividing Non-GAAP Operating Earnings by diluted common shares outstanding. The following table sets forth Non-GAAP operating common EPS:

	Year Ended December 31,
	2025	2024	2023
	(per share amounts)
Net income (loss) attributable to Holdings	$(4.63)	$3.94	$3.65
Less: Preferred stock dividends	0.20	0.25	0.23
Net income (loss) available to Holdings’ common shareholders	(4.83)	3.69	3.42
Adjustments related to:
Variable annuity product features (1)	7.99	1.96	1.69
Investment (gains) losses (2)	4.49	0.41	2.03
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.17	0.19	0.11
Other adjustments (3) (4) (5)	(0.26)	0.29	0.99
Income tax expense (benefit) related to above adjustments	(2.60)	(0.60)	(1.01)
Non-recurring tax items (6)	0.68	(0.02)	(2.73)
Non-GAAP Operating Earnings (7)	$5.64	$5.92	$4.50
______________
(1)As a result of the novation of certain Legacy VA policies completed during the first quarter of 2025, the Company recorded a loss of $1.67 for the year ended December 31, 2025.
(2)Includes $3.84 as a result of assets transferred related to the reinsurance transaction with RGA for the year ended December 31, 2025.
(3)Includes a gain of $1.02 on Non-VA derivatives for the year ended December 31, 2025. Also includes $0.02 of expense related to a disputed billing practice of an AB third-party service provider for the year ended December 31, 2025 and certain gross legal expenses related to the COI litigation of $0.33 and $0.41 for the year ended December 31, 2024 and 2023, respectively.
(4)For the year ended December 31, 2024, includes $0.25 of the gain on sale on AB's Bernstein Research Service attributable to Holdings.
(5)For the year ended December 31, 2024 includes $0.24 contingent payment gain recognized in connection with a fair value remeasurement of the contingent payment liability associated with AB's acquisition of CarVal in 2022.
(6)Non-recurring tax items primarily reflect the effect of uncertain tax positions for a given audit period. Includes a decrease of the deferred tax valuation allowance of $2.84 per common share during year ended December 31, 2023.

(7)This measure is a Non-GAAP financial measure. For an explanation of our use of Non-GAAP financial measures, refer to the “Use of Non-GAAP Financial Measures” and "Glossary of Selected Financial and Product Terms" sections of this document. For a reconciliation of this item to the most directly comparable GAAP measure, refer to the “Non-GAAP Reconciliation” section in this document.
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
Ownership and Consolidation of AllianceBernstein
Our indirect, wholly owned subsidiary, AllianceBernstein Corporation is the General Partner of AB. Accordingly, AB’s results are fully reflected in our consolidated financial statements.
Our average economic interest in AB was approximately 67%, 61% and 61% for the year ended December 31, 2025, 2024 and 2023, respectively. The increase in economic interest was due to the purchase of AB Holding Units relating to the AB Tender Offer completed on April 3, 2025. On July 1, 2022, AB issued 3.2 million AB Units (with a fair value of $133 million) with the remaining 12.1 million AB units (with a fair value of $456 million) issued on November 1, 2022. AB also recorded a contingent consideration payable of $229 million (to be paid predominantly in AB Units) based on CarVal achieving certain performance objectives over a six-year period ending December 31, 2027. During 2024, AB remeasured the contingent liability and recorded a gain reflected within contingent payment arrangements of $129 million. In December 2024, AB agreed to finalize its contingent consideration liability with CarVal for a value of $134 million. This liability will be paid predominantly in AB units issued within 10 days of December 31, 2027.

Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss):
Consolidated Statements of Income (Loss)

	Year Ended December 31,
	2025	2024	2023
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$2,168	$2,495	$2,380
Premiums	1,046	1,172	1,095
Net derivative gains (losses)	(2,055)	(2,551)	(2,397)
Net investment income (loss)	5,234	4,881	4,270
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	(68)	(82)	(220)
Other investment gains (losses), net	(1,271)	(51)	(493)
Total investment gains (losses), net	(1,339)	(133)	(713)
Investment management and service fees	5,263	5,263	4,820
Other income	1,348	1,298	1,005
Total revenues	11,665	12,425	10,460

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,395	2,696	2,754
Remeasurement of liability for future policy benefits	38	(6)	86
Change in market risk benefits and purchased market risk benefits	(417)	(1,940)	(1,815)
Interest credited to policyholders’ account balances	3,016	2,493	2,041
Compensation and benefits	2,434	2,451	2,323
Commissions and distribution-related payments	2,093	1,896	1,590
Interest expense	224	226	228
Amortization of deferred policy acquisition costs	789	711	641
Other operating costs and expenses	2,286	1,822	1,898
Total benefits and other deductions	12,858	10,349	9,746
Income (loss) from continuing operations, before income taxes	(1,193)	2,076	714
Income tax (expense) benefit	156	(280)	910
Net income (loss)	(1,037)	1,796	1,624
Less: Net income (loss) attributable to the noncontrolling interest	343	516	341
Net income (loss) attributable to Holdings	(1,380)	1,280	1,283
Less: Preferred stock dividends	61	80	80
Net income (loss) available to Holdings’ common shareholders	$(1,441)	$1,200	$1,203

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$(4.83)	$3.74	$3.44
Diluted	$(4.83)	$3.69	$3.42
Weighted average common shares outstanding (in millions):
Basic	298.1	321.2	350.1
Diluted	298.1	324.8	351.6

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Non-GAAP Operating Earnings	$1,741	$2,004	$1,663

The following table summarizes our Non-GAAP Operating Earnings per common share:

	Year Ended December 31,
	2025	2024	2023
	(per share amounts)
Non-GAAP Operating Earnings per common share:
Basic	$5.64	$5.99	$4.52
Diluted	$5.64	$5.92	$4.50

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Net Income (Loss) Attributable to Holdings
Net income attributable to Holdings decreased $2.7 billion to a net loss of $1.4 billion during the year ended December 31, 2025 from $1.3 billion of net income in the year ended December 31, 2024. The following were notable changes in net income (loss):
Unfavorable items included:
•Change in market risk benefits and purchased market risk benefits was less favorable by $1.5 billion mainly due to a decrease in interest rates in 2025 compared to an increase in interest rates in 2024.
•Investment losses increased by $1.2 billion primarily due to the assets transferred related to the reinsurance transaction with RGA, as well as fixed maturity sales and mortgage valuation losses.
•Interest credited to policyholders’ account balances increased by $523 million mainly due to growth of account values in our Retirement segment and higher interest expense on funding agreements, partially offset by the reinsurance transaction with RGA.
•Compensation, benefits, interest and other operating expenses increased by $445 million mainly due to the Venerable novation loss and a fair value adjustment of the contingent payment liability recorded in the prior year in our Asset Management segment, partially offset by an increase in legal expenses in the prior year.
•Fee-type revenue decreased by $403 million mainly driven by the reinsurance transaction with RGA, partially offset by higher advisory fee type revenue attributed to higher average asset balances combined with increased distribution fees from higher retirement sales in our Asset Management and Wealth Management segments.
•Commissions and distribution-related payments increased by $197 million mainly due to higher asset-based commissions and sales volumes in our Retirement segment and higher payments to financial intermediaries for the distribution of AB mutual funds resulting from higher average AUM in our Asset Management segment.
•Amortization of DAC increased by $78 million mainly due to growth in our Retirement segment from sales momentum.
These were partially offset by the following favorable items:
•Net derivative losses decreased $496 million primarily driven by lower equity market appreciation during 2025 compared to 2024.
•Net investment income increased by $353 million mainly due to higher average asset balances and higher Alternative investment income, partially offset by the reinsurance transaction with RGA.
•Policyholders’ benefits decreased by $301 million due to the reinsurance transaction with RGA, partially offset by higher incurred mortality claims in our Life business.
•Income tax benefit was $156 million for the year ended December 31, 2025 compared to an income tax expense of $280 million for the year ended December 31, 2024. This was primarily due to a pre-tax loss for 2025 compared to pre-tax income for 2024, partially offset by the establishment of a valuation allowance of $176 million on the deferred tax asset in the year ended December 31, 2025, compared to no valuation allowance in the year ended December 31, 2024.
•Net income attributable to noncontrolling interest decreased by $173 million mainly due to lower pre-tax earnings and an increase in average economic ownership of AB.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results” for more information regarding assumption updates.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings decreased by $263 million to $1.7 billion for the year ended December 31, 2025 from $2.0 billion in the year ended December 31, 2024. The following were notable changes in Non-GAAP Operating Earnings:
Unfavorable items included:
•Interest credited to policyholders’ account balances increased by $501 million mainly due to growth of AVs in our Retirement segment and higher interest expense on funding agreements, partially offset by the reinsurance transaction with RGA.
•Fee-type revenue decreased by $320 million mainly driven by the reinsurance transaction with RGA, partially offset by higher advisory fee type revenue attributed to higher average asset balances combined with increased distribution fees from higher retirement sales in our Asset Management and Wealth Management segments.
•Commissions and distribution-related payments increased by $197 million mainly due to higher asset-based commissions and sales volumes in our Retirement segment and higher payments to financial intermediaries for the distribution of AB mutual funds resulting from higher average AUM in our Asset Management segment.
•Amortization of DAC increased by $78 million mainly due to growth in our Retirement segment from sales momentum.
These were partially offset by the following favorable items:
•Net investment income increased by $433 million mainly due to higher average asset balances and higher alternative investment income, partially offset by the reinsurance transaction with RGA.
•Policyholders’ benefits decreased by $243 million due to the reinsurance transaction with RGA, partially offset by higher incurred mortality claims in our Life business.
•Compensation, benefits, interest expense and other operating costs decreased by $57 million mainly due to lower base compensation and other expenses driven by the sale of BRS, lower interest expense from lower weighted average borrowings, and lower office related expenses in our Asset Management segment.
•Income tax expense decreased by $56 million primarily due to lower pre-tax earnings in 2025, offset by a higher effective tax rate.
•Net income attributable to the noncontrolling interest decreased by $71 million mainly due to lower gains from consolidated VIEs and an increase in average economic ownership of AB, partially offset by higher AB pre-tax earnings.
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Net Income Attributable to Holdings
For a discussion that compares results for the year ended December 31, 2024 to the year ended December 31, 2023 refer to the MD&A section in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).
Non-GAAP Operating Earnings
For a discussion that compares results for the year ended December 31, 2024 to the year ended December 31, 2023 refer to the MD&A section in our 2024 Form 10-K.

Results of Operations by Segment
As previously announced, effective July 1, 2025, our financial reporting presentation was revised to reflect the reorganization of the Company’s reportable segments to reflect how the Company’s CODM now makes operating decisions and assesses performance. Prior period results have been revised in connection with updates to our reportable segments.
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
The following table summarizes operating earnings (loss) on our segments and Corporate and Other:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Operating earnings (loss) by segment:
Retirement	$1,549	$1,602	$1,387
Asset Management	571	479	411
Wealth Management	220	182	158
Corporate and Other	(599)	(259)	(293)
Non-GAAP Operating Earnings	$1,741	$2,004	$1,663
Effective Tax Rates by Segment
The following table summarizes income tax expense which was allocated to the Company’s business segments:

	Year Ended December 31
	2025	2024	2023
	(percentages)
Effective Tax Rates by Segment:
Retirement	12%	14%	16%
Asset Management	26%	27%	23%
Wealth Management	26%	25%	24%
Consolidated Non-GAAP Operating Earnings	19%	19%	19%
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
The following table summarizes operating earnings (loss) of our Retirement segment:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Operating earnings (loss)	$1,549	$1,602	$1,387

Key components of operating earnings (loss) were:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
REVENUES
Policy charges, fee income and premiums	$1,217	$1,179	$1,059
Net investment income	4,312	3,650	2,950
Net derivative gains (losses)	(21)	(22)	(21)
Investment management, service fees and other income	696	685	617
Segment revenues	$6,204	$5,492	$4,605

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$325	$324	$299
Remeasurement of liability for future policy benefits	(2)	(2)	(2)
Interest credited to policyholders’ account balances	2,560	1,930	1,469
Commissions and distribution-related payments	618	526	417
Amortization of deferred policy acquisition costs	591	513	447
Compensation, benefits and other operating costs and expenses	356	342	309
Interest expense	—	—	5
Segment benefits and other deductions	$4,448	$3,633	$2,944

The following table summarizes AV for our Retirement segment:

	December 31, 2025	December 31, 2024
	(in millions)
AV (1)
General Account	$97,628	$78,361
Separate Accounts	77,257	72,837
Total AV	$174,885	$151,198
_____________
(1)AV presented are net of reinsurance.

The following table summarizes a roll-forward of AV for our Retirement segment:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Balance, beginning of period	$151,198	$128,478	$106,588
Gross premiums and deposits	24,855	23,293	18,139
Surrenders, withdrawals and benefits	(18,932)	(16,240)	(12,828)
Net flows	5,923	7,053	5,311
Change in market value and reinvestment	11,281	8,515	10,619
Change in fair value of embedded derivative instruments	6,483	7,152	5,927
Other (1)	—	—	33
Balance, end of period	174,885	151,198	128,478
End of period embedded derivative	21,553	17,000	10,555
Balance as of end of period, net of embedded derivative	153,332	134,198	117,923
Total spread lending balances, end of period	17,534	12,908	13,899
Reserves, end of period (excluding MRBs)	5,300	5,107	4,539
Balance, end of period, General Account asset value	$176,166	$152,213	$136,361
_____________
(1)For the year ended December 31, 2023, amounts reflects a total special payment applied to the accounts of active clients as part of a previously disclosed settlement agreement between Equitable Financial and the SEC.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024 for the Retirement Segment
Operating earnings
Operating earnings decreased $53 million to $1.5 billion during the year ended December 31, 2025 from $1.6 billion during the year ended December 31, 2024. The following were notable changes in operating earnings (losses):
Unfavorable items included:
•Interest credited to policyholders’ account balances increased by $630 million mainly due to growth of account values.
•Commissions and distribution-related payments increased by $92 million mainly due to higher asset-based commissions and sales volumes.
•Amortization of DAC increased by $78 million mainly due to growth in the business from sales momentum.
•Compensation, benefits, interest expense and other operating costs increased by $14 million mainly due to the expansion of our Institutional business and higher vendor and legal expenses.
These were partially offset by the following favorable items:
•Net investment income increased by $662 million mainly due to higher average asset balances and higher Alternative investment income.
•Fee-type revenue increased by $49 million mainly due to higher separate account values from market appreciation.
•Income tax expense decreased by $50 million mainly driven by a lower effective rate as well as lower pre-tax earnings for the year ended December 31, 2025.
Net Flows and AV
•The increase in AV of $23.7 billion in the year ended December 31, 2025 was driven by an increase in investment performance as a result of market appreciation and change in fair value of embedded derivative instruments of $17.8 billion in the year ended December 31, 2025 and net inflows of $5.9 billion.

•Net inflows of $5.9 billion were $1.1 billion lower than in the year ended December 31, 2024, mainly driven by higher outflows in the year ended December 31, 2025, partially offset by higher gross premiums.
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023 for the Retirement Segment
Operating earnings
Operating earnings increased $215 million to $1.6 billion during the year ended December 31, 2024 from $1.4 billion during the year ended December 31, 2023. The following were notable changes in operating earnings (losses):
Favorable items included:
•Net investment income increased by $700 million mainly due to higher average asset balances and higher Alternative investment income.
•Fee-type revenue increased by $188 million mainly due to higher separate account values from market appreciation.
•Income tax expense decreased by $17 million mainly driven by lower pre-tax earnings and a lower effective rate for the year ended December 31, 2024.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $461 million mainly due to growth of account values.
•Commissions and distribution related payments increased by $109 million mainly due to higher asset-based commissions and sales volumes.
•Amortization of DAC increased by $66 million mainly due to growth in the business from sales momentum.
•Compensation, benefits, interest expense and other operating costs increased by $28 million mainly due to the expansion in our Institutional business and higher vendor and legal expenses.
•Policyholders’ benefits increased by $25 million mainly due to growth in the payout business.
Net Flows and AV
•The increase in AV of $22.7 billion in the year ended December 31, 2024 was driven by an increase in investment performance as a result of market appreciation and change in fair value of embedded derivative instruments of $15.7 billion in the year ended December 31, 2024 and net inflows of $7.1 billion.
•Net inflows of $7.1 billion were $1.7 billion higher than in the year ended December 31, 2023, mainly driven by higher sales in the year ended December 31, 2024.
Asset Management
The Asset Management segment provides diversified investment management and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our average economic interest in AB of approximately 67%, 61% and 61% during the years ended December 31, 2025, 2024 and 2023, respectively. The increase in economic interest was due to the purchase of AB Holding Units relating to the AB Tender Offer completed on April 3, 2025.

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Operating earnings (loss)	$571	$479	$411

Key components of operating earnings (loss) were:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
REVENUES
Net investment income (loss)	$48	$27	$18
Net derivative gains (losses)	(29)	(7)	(16)
Investment management, service fees and other income	4,532	4,459	4,115
Segment revenues	$4,551	$4,479	$4,117

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution related payments	$813	$742	$610
Compensation, benefits and other operating costs and expenses	2,557	2,609	2,567
Interest expense	28	44	54
Segment benefits and other deductions	$3,398	$3,395	$3,231

Changes in AUM in the Asset Management segment were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in billions)
Balance, beginning of period	$792.2	$725.2	$646.4
Long-term flows
Sales/new accounts	140.0	133.7	101.5
Redemptions/terminations	(120.8)	(106.5)	(88.2)
Cash flow/unreinvested dividends	(30.5)	(29.4)	(20.3)
Net long-term (outflows) inflows	(11.3)	(2.2)	(7.0)
Adjustments	—	0.7	—
Market appreciation (depreciation)	86.0	68.5	85.8
Net change	74.7	67.0	78.8
Balance, end of period	$866.9	$792.2	$725.2

Average AUM in the Asset Management segment for the periods presented by distribution channel and investment services were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in billions)
Distribution Channel:
Institutions	$337.6	$322.9	$304.6
Retail	343.5	315.3	262.0
Private Wealth	144.9	130.3	113.7
Total	$826.0	$768.5	$680.3

Investment Service:
Equity Actively Managed	$269.5	$261.3	$231.5
Equity Passively Managed (1)	72.5	66.0	57.7
Fixed Income Actively Managed – Taxable (3)	211.9	211.4	198.3
Fixed Income Actively Managed – Tax-exempt	81.8	67.5	56.0
Fixed Income Passively Managed (1)	10.0	11.0	9.7
Alternatives/Multi-Asset Solutions (2)	180.3	151.3	127.1
Total	$826.0	$768.5	$680.3
____________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity of fixed income services.
(3)Approximately $12.1 billion of private placements was transferred from Taxable Fixed Income into Alternatives/Multi-Asset during 2024 to better align with standard industry practice for asset class reporting purposes.
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024 for the Asset Management Segment
Operating earnings
Operating earnings increased $92 million to $571 million during the year ended December 31, 2025 from $479 million in the year ended December 31, 2024. The following were notable changes in operating earnings (losses):
Favorable items included:
•Fee-type revenue increased by $73 million primarily due to higher investment base advisory fees and higher distribution revenue from higher average AUM, partially offset by lower performance based fees and lower revenue from BRS due to the sale of this business completed during April 2024.
•Compensation, benefits, interest expense and other operating costs decreased by $68 million mainly due to lower base compensation and other expenses driven by the sale of BRS, lower incentive compensation, lower interest expense from lower weighted average borrowings, and lower office related expenses, partially offset by the recognition of a $21 million incentive grant gain in the prior year related to AB headquarters relocation to Nashville.
•Net investment income increased by $21 million mainly due to higher gains from seed capital investments (primarily offset by Net derivatives losses).
•Net income attributable to noncontrolling interest decreased by $41 million due to an increase in average economic ownership of AB, partially offset by higher pre-tax earnings.
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $71 million mainly due to higher payments to financial intermediaries for the distribution of AB mutual funds resulting from higher average AUM.
•Net derivative losses increased by $22 million mainly due to higher losses from economically hedging seed capital (primarily offset by Net investment income.)
•Income tax expense increased by $18 million primarily due to higher pre-tax earnings.

Long-Term Net Flows and AUM
•Total AUM as of December 31, 2025 was $866.9 billion, up $74.7 billion, or 9.4%, compared to December 31, 2024. The increase is primarily the result of market appreciation of $86.0 billion, partially offset by net outflows of $11.3 billion. Market appreciation of $86.0 billion is attributed to Institutions of $37.0 billion, Retail of $31.3 billion and Private Wealth of $17.7 billion. Net outflows were driven by Retail net outflows of $9.1 billion and Institutions net outflows of $4.6 billion, partially offset by Private Wealth net inflows of $2.4 billion.
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
•Net derivative losses decreased by $9 million due to lower losses from hedging seed capital investments.
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $132 million mainly due to higher payments to financial intermediaries for the distribution of AB mutual funds resulting from higher average AUM.
•Compensation, benefits, interest expense and other operating costs increased by $32 million due to higher incentive compensation expense and other expenses including office related expenses, partially offset by lower base compensation and other expenses driven by the sale of BRS and the recognition of a $21 million incentive grant gain in connection with the AB headquarters relocation to Nashville.
•Income tax expense increased by $52 million primarily due to higher pre-tax earnings and a higher ETR for the year ended December 31, 2024 compared to the year ended December 31, 2023.
•Net income attributable to noncontrolling interest increased by $78 million due to higher pre-tax earnings.
Net Flows and AUM
•Total AUM as of December 31, 2024 was $792.2 billion, up $67.0 billion, or 9.2%, compared to December 31, 2023. The increase is primarily the result of market appreciation of $68.5 billion partially offset by net outflows of $2.2 billion. Market appreciation of $68.5 billion attributed to Retail of $34.2 billion, Institutions of $20.7 billion and Private Wealth of $13.6 billion. Net outflows were driven by Institutions net outflows of $16.5 billion, which were partially offset by Retail and Private Wealth net inflows of $13.4 billion and $0.9 billion, respectively.
Wealth Management
The Wealth Management segment is an emerging leader in the wealth management space with a differentiated advice value proposition that offers discretionary and non-discretionary investment advisory accounts, financial planning and advice, life insurance, and annuity products.
The following table summarizes operating earnings (loss) of our Wealth Management segment:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Operating earnings (loss)	$220	$182	$158

Key components of operating earnings (loss) were:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
REVENUES
Net investment income	$12	$17	$13
Investment management, service fees and other income	1,966	1,774	1,535
Segment revenues	$1,978	$1,791	$1,548

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution-related payments	$1,259	$1,133	$968
Compensation, benefits and other operating costs and expenses	423	416	371
Segment benefits and other deductions	$1,682	$1,549	$1,339
The following table summarizes revenue by activity type for our Wealth Management segment:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Revenue by Activity Type
Investment management, service fees and other income:
Investment management and advisory fees	$776	$656	$541
Distribution fees	1,126	1,056	931
Interest income	43	48	49
Service and other income	21	14	14
Total Investment management, service fees and other income	$1,966	$1,774	$1,535

The following table summarizes a roll-forward of AUA for our Wealth Management segment:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Total Wealth Management Assets
Advisory assets:
Beginning, beginning of period	$65,839	$54,978	$45,344
Net new assets	8,366	4,766	3,698
Market appreciation (depreciation) and other	8,389	6,095	5,936
Advisory ending assets	$82,594	$65,839	$54,978

Brokerage and direct assets	$39,420	$35,856	$33,185

Balance, end of period (1)	$122,014	$101,695	$88,163
_____________
(1)Some operating metrics have been revised for prior periods. Net New Assets consist of total client deposits into advisory accounts less total client withdrawals from advisory accounts, plus dividends, plus interest, minus advisory fees. AUA reflects adjusted balances with no financial impact.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024 for the Wealth Management Segment
Operating earnings
Operating earnings increased $38 million to $220 million during the year ended December 31, 2025 compared to $182 million in the year ended December 31, 2024. The following were notable changes in operating earnings:
Favorable items included:
•Investment management, service fees and other income increased by $192 million mainly due to higher advisory fee type revenue attributed to higher average asset balances combined with increased distribution fees from higher retirement sales.
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $126 million mainly due to higher distribution and advisory fee-type revenue from higher retirement sales and average asset balances.
•Income tax expense increased by $16 million primarily due to higher pre-tax earnings.
Net Flows and AUA
•The increase in AUA of $16.8 billion in the year ended December 31, 2025 was mainly driven by strong market appreciation of $8.4 billion and net new assets of $8.4 billion.
•Net new assets of $8.4 billion were $3.6 billion higher than in the year ended December 31, 2024 driven by higher inflows.
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023 for the Wealth Management Segment
Operating earnings
Operating earnings increased $24 million to $182 million during the year ended December 31, 2024 compared to $158 million in the year ended December 31, 2023. The following were notable changes in operating earnings:
Favorable items included:
•Investment management, service fees and other income increased by $239 million mainly due to higher advisory fee type revenue attributed to higher average asset balances combined with increased distribution fees from higher retirement sales.
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $165 million mainly due to higher distribution and advisory fee-type revenue from higher retirement sales and average asset balances.
•Compensation, benefits and other operating costs and expenses increased by $45 million mainly due to higher variable compensation from higher sales.
•Income tax expense increased by $9 million primarily due to higher pre-tax earnings.
Net Flows and AUA
•The increase in AUA of $10.9 billion in the year ended December 31, 2024 was mainly driven by market appreciation $6.1 billion and net new assets of $4.8 billion.
•Net new assets of $4.8 billion were $1.1 billion higher than in the year ended December 31, 2023 mainly driven by sales.

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
The following table summarizes operating earnings (loss) of Corporate and Other:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Operating earnings (loss)	$(599)	$(259)	$(293)

Key components of operating earnings (loss) were:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
REVENUES
Policy charges, fee income and premiums	$1,997	$2,488	$2,416
Net investment income	788	1,060	1,152
Net derivative gains (losses)	(21)	(17)	(33)
Investment management, service fees and other income	516	591	552
Segment revenues	$3,280	$4,122	$4,087

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$2,128	$2,372	$2,461
Remeasurement of liability for future policy benefits	(5)	(4)	23
Interest credited to policyholders’ account balances	445	574	572
Commissions and distribution-related payments	318	352	347
Amortization of deferred policy acquisition costs	198	198	194
Compensation, benefits and other operating costs and expenses	628	666	590
Interest expense	237	223	230
Segment benefits and other deductions	$3,949	$4,381	$4,417
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024 for Corporate and Other
Operating earnings (losses)
Operating losses increased by $340 million to $599 million during the year ended December 31, 2025 from an operating loss of $259 million during the year ended December 31, 2024. The following were notable changes in operating earnings:
Unfavorable items included:
•Fee-type revenue decreased by $566 million primarily due to the reinsurance transaction with RGA.
•Net investment income decreased by $272 million primarily due to lower average balances primarily related the reinsurance transaction with RGA.
These were partially offset by the following favorable items:
•Policyholders’ benefits decreased by $244 million primarily due to the impact of the reinsurance transaction with RGA.

•Interest credited to policyholders’ account balances decreased by $129 million primarily due to the reinsurance transaction with RGA.
•Commissions and distribution related payments decreased by $34 million primarily due to Legacy Variable Annuity business run-off.
•Compensation, benefits, interest expense and other operating costs decreased by $24 million primarily due to the reinsurance transaction with RGA.
•Income tax benefit increased by $40 million primarily due to a higher pre-tax loss in 2025, partially offset by a higher effective tax rate in 2025 compared to 2024.
•Net income attributable to noncontrolling interest decreased by $30 million primarily due to lower pre-tax earnings.
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023 for Corporate and Other
Operating earnings
Operating losses decreased by $34 million to $259 million during the year ended December 31, 2024 from an operating loss of $293 million during the year ended December 31, 2023. The following were notable changes in operating earnings:
Favorable items included:
•Fee-type revenue increased by $111 million primarily due to growth in Employee Benefits.
•Policyholders’ benefits decreased by $89 million mainly due to lower net mortality in the Life business, partially offset by the growth in Employee Benefits (offset in Fee-Type revenue).
•Remeasurement of liability for future policy benefits decreased by $27 million mainly due to unfavorable assumption updates in 2023.
•Net derivative losses decreased by $16 million mainly due to inflation swaps.
These were partially offset by the following unfavorable items:
•Net investment income decreased by $92 million primarily due to lower yields, lower asset balances, and higher collateral expenses.
•Compensation, benefits and other operating costs and expenses increased by $76 million mainly due to higher incentive compensations, higher premium taxes, and higher sub-advisory fees.
•Income tax benefit decreased by $17 million primarily due to lower pre-tax operating losses.
•Net income attributable to noncontrolling interest decreased by $20 million primarily due to lower pre-tax earnings.
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

	Year Ended December 31,
	2025		2024		2023
	Yield	Amount (2)	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	4.41%	$3,693	4.39%	$3,447	4.17%	$3,053
Ending assets		81,816		84,202		73,526
Mortgages:
Income (loss)	4.96%	1,061	5.14%	973	4.65%	806
Ending assets		22,718		20,072		18,171
Other Equity Investments: (1)
Income (loss)	5.22%	185	5.75%	203	3.88%	135
Ending assets		3,519		3,495		3,433
Trading Securities:
Income (loss)	5.80%	42	5.07%	16	—%	—
Ending assets		804		527		—
Policy Loans:
Income (loss)	4.57%	168	5.31%	225	5.30%	216
Ending assets		1,862		4,330		4,158
Cash and Short-term Investments:
Income (loss)	3.94%	323	4.89%	266	4.52%	145
Ending assets		9,103		3,259		4,718
Total:
Investment income (loss)	4.51%	5,472	4.63%	5,130	3.98%	4,355
Less: investment fees	(0.16)%	(199)	(0.16)%	(180)	(0.18)%	(165)
Investment Income, Net	4.35%	5,273	4.46%	4,950	3.80%	4,190
Ending Net Assets		$119,822		$115,885		$104,006
_____________
(1)Includes, as of December 31, 2025, December 31, 2024 and December 31, 2023 respectively, $439 million, $431 million and $361 million of other invested assets. Amounts for certain consolidated VIE investments are shown net of associated non-controlling interest.
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
AFS Fixed Maturities by Industry
The following table sets forth these fixed maturities by industry category along with their associated gross unrealized gains and losses:

AFS Fixed Maturities by Industry (1)

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(Dollars in millions)
As of December 31, 2025
Corporate Securities:
Finance	$14,676	$—	$172	$902	$13,946	18%
Manufacturing	9,904	—	129	1,041	8,992	12
Utilities	7,873	—	102	656	7,319	10
Services	7,328	—	123	728	6,723	9
Energy	2,373	—	32	207	2,198	3
Retail and wholesale	3,047	—	51	262	2,836	3
Transportation	2,162	—	46	185	2,023	3
Other	376	—	2	29	349	—
Total corporate securities	47,739	—	657	4,010	44,386	58
U.S. government	5,040	—	1	1,304	3,737	5
Residential mortgage-backed (2)	7,093	—	85	92	7,086	9
Preferred stock	54	—	4	—	58	—
State & political	378	—	3	71	310	—
Foreign governments	556	—	3	77	482	1
Commercial mortgage-backed	4,814	—	26	250	4,590	6
Asset-backed securities (3)	16,142	—	126	46	16,222	21
Total	$81,816	$—	$905	$5,850	$76,871	100%

As of December 31, 2024
Corporate Securities:
Finance (4)	$15,958	$1	$43	$1,492	$14,508	18%
Manufacturing (4)	12,488	—	37	1,581	10,944	14
Utilities	8,476	—	44	1,004	7,516	10
Services (4)	8,977	1	56	1,075	7,957	10
Energy	2,546	—	15	318	2,243	3
Retail and wholesale	2,979	—	34	258	2,755	4
Transportation	1,559	—	11	156	1,414	2
Other	1,665	—	9	225	1,449	2
Total corporate securities	54,648	2	249	6,109	48,786	63
U.S. government	5,801	—	—	1,513	4,288	6
Residential mortgage-backed (2)	4,520	—	15	152	4,383	6
Preferred stock	56	—	3	—	59	—
State & political	472	—	2	88	386	1
Foreign governments	689	—	1	136	554	1
Commercial mortgage-backed	4,301	—	5	385	3,921	5
Asset-backed securities (3) (4)	13,715	—	98	61	13,752	18
Total	$84,202	$2	$373	$8,444	$76,129	100%
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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating:
AFS Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of December 31, 2025
1................................	Aaa, Aa, A	$56,880	$—	$513	$3,896	$53,497
2................................	Baa	23,488	—	380	1,884	21,984
	Investment grade	80,368	—	893	5,780	75,481
3................................	Ba	554	—	2	32	524
4................................	B	622	—	5	12	615
5................................	Caa	248	—	5	23	230
6................................	Ca, C	24	—	—	3	21
	Below investment grade	1,448	—	12	70	1,390
Total Fixed Maturities		$81,816	$—	$905	$5,850	$76,871

As of December 31, 2024:
1................................	Aaa, Aa, A	$56,266	$—	$210	$5,342	$51,134
2................................	Baa	26,255	—	147	3,043	23,359
	Investment grade	82,521	—	357	8,385	74,493
3................................	Ba	810	—	5	38	777
4................................	B	663	—	7	7	663
5................................	Caa	187	1	3	13	176
6................................	Ca, C	21	1	1	1	20
	Below investment grade	1,681	2	16	59	1,636
Total Fixed Maturities		$84,202	$2	$373	$8,444	$76,129

Mortgage Loans
The mortgage portfolio primarily consists of commercial, agricultural, and residential mortgage loans. The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The commercial mortgage loan portfolio is backed by high quality properties located in primary markets typically owned by experienced institutional investors with a demonstrated ability to manage their assets through business cycles. Our commercial loan portfolio is monitored on an ongoing basis, assigning credit quality ratings for each loan, with the particular emphasis on loans that are scheduled to mature in the next 12 months. Scheduled maturities for full year 2026, are $3.0 billion and 17% of the commercial mortgage portfolio. The commercial mortgage portfolio consists of 80% fixed rate loans and 20% floating rate loans. For floating rate loans, the borrower is typically required to purchase an interest rate cap to the scheduled maturity of the loan to protect against rising rates.

Commercial mortgage loans are evaluated annually to determine a current LTV ratio. Property financial statements, current rent roll, lease maturities, tenant creditworthiness, property physical inspections, and forecasted leasing market strength are used to develop projected cash flows. A discounted cash flow methodology which incorporates market data is used to determine property values. The average LTV ratio at origination provided by a certified appraisal firm was 54%. The average LTV ratio was 66% and 67% at December 31, 2025 and December 31, 2024, respectively, which reflects the most recent opinion of value on the underlying collateral.
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
The tables below show the breakdown of the amortized cost of the General Account’s investments in mortgage loans by geographic region and property type. Mortgage loans carried at fair value using the fair value option of $50 million as of December 31, 2025 are excluded from the below tables.
Mortgage Loans by Region and Property Type

	December 31,
	2025		2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
By Region:
U.S. Regions:
Pacific	$5,781	25%	$5,517	27%
Middle Atlantic	4,844	21	3,861	19
South Atlantic	3,529	16	3,130	15
East North Central	1,245	5	1,183	6
Mountain	1,865	8	1,510	7
West North Central	940	4	953	5
West South Central	2,007	9	1,674	8
New England	826	4	925	5
East South Central	950	4	822	4
Total U.S.	21,987	96	19,575	96
Other Regions:
Europe	994	4	775	4
Total Other	994	4	775	4
Total Mortgage Loans	$22,981	100%	$20,350	100%

	December 31,
	2025		2024
	Amortized Cost	% of Total	Amortized Cost	% of Total

By Property Type:
Office	$4,686	20%	$4,711	23%
Multifamily	8,629	38	7,397	36
Agricultural loans	2,650	12	2,568	13
Retail	673	3	627	3
Industrial	2,523	11	2,310	11
Hospitality	781	3	720	4
Residential	1,946	8	1,066	5
Other	1,093	5	951	5
Total Mortgage Loans	$22,981	100%	$20,350	100%
Private Credit
We invest in an array of private credit strategies, including private placements, private ABS, and direct lending. At December 31, 2025 and December 31, 2024, the amortized cost of these investments was $$18.3 billion and $14.2 billion, respectively.
Private Credit Investments

	December 31,
	2025		2024
	Amortized Cost	%	Amortized Cost	%
	(in millions)
Private placements (1)	$13,292	72%	$12,685	89%
Private ABS	4,338	24	728	5
Direct middle market loans	666	4	781	6
Total	$18,296	100%	$14,194	100%
_____________
(1)Private placements primarily include investment‑grade corporate and infrastructure debt.

	December 31,
	2025		2024
	Amortized Cost	%	Amortized Cost	%
	(in millions)
Investment grade	$17,449	95%	$13,273	94%
Below investment grade	847	5	921	6
Total	$18,296	100%	$14,194	100%
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
At December 31, 2025 and December 31, 2024, the fair value of alternative investments was $3.2 billion and $3.0 billion respectively. Alternative investments were 2.4% and 2.4% of cash and invested assets at December 31, 2025 and December 31, 2024, respectively.

Alternative Investments (1)

	December 31,
	2025		2024
	Fair Value	%	Fair Value	%
	(in millions)
Private Equity	$1,677	52%	$1,568	52%
Private Debt	307	10	260	9
Infrastructure	204	6	211	7
Real Estate	674	21	652	22
Hedge Funds	64	2	57	2
Other (2)	272	9	263	8
Total (3)	$3,198	100%	$3,011	100%
_____________
(1)Reported in Other Equity Investments in the consolidated balance sheets.
(2)Includes CLO equity, co-investments and investments in other strategies. CLO equity investments are consolidated and assets are reported in Fixed Maturities, at fair value using the fair value option in the consolidated balance sheets.
(3)Includes $993 million and $812 million of non-General Account assets as of December 31, 2025 and December 31, 2024, respectively.
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
In connection with the commencement of the AB Tender Offer, Holdings entered into the 364-Day Term Loan Agreement (“Term Loan Agreement”) with respect to a $500 million senior unsecured delayed-draw term loan (“Term Loan”). The Term Loan was intended to be used, along with available cash and cash equivalents, to fund the AB Tender Offer and related fees and expenses. The Term Loan was available to be drawn at any time on or prior to April 24, 2025 and would have matured 364 days from the date of funding. However, on April 15, 2025, Holdings elected not to request any such Term Loan, as it was unnecessary to fund the AB Tender Offer, and the Term Loan Agreement was terminated effective April 3, 2025. See Note 14 of the Notes to the Consolidated Financial Statements for additional details.

On February 13, 2025 our Holdings’ Board approved an additional $1.5 billion under Holdings’ share repurchase program. On September 9, 2025, Holdings’ Board approved an additional $500 million under Holdings’ share repurchase program. The repurchase program does not obligate Holdings to purchase any particular number of shares. As of December 31, 2025, Holdings had authorized capacity of approximately $1.0 billion remaining in its share repurchase program. See Note 22 of the Notes to the Consolidated Financial Statements for additional details on the repurchase program.
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
Sources and Uses of Holding Company Highly Liquid Assets
The following table sets forth Holdings’ principal sources and uses of highly liquid assets:

	Year Ended December 31,
	2025	2024
	(in millions)
Highly Liquid Assets, beginning of period	$1,982	$1,998
Dividends from subsidiaries	2,639	1,499
Issuance of loans to affiliates	—	—
Capital contribution from parent company	—	—
Capital contributions to subsidiaries	—	—
M&A Activity	—	—
Purchase of AllianceBernstein Units	(758)	(150)
Total Business Capital Activity	1,881	1,349

Purchase of treasury shares	(1,450)	(1,014)
Retirement of treasury shares	—	—
Shareholder dividends paid	(314)	(302)
Total Share Repurchases, Dividends and Acquisition Activity	(1,764)	(1,316)

Issuance/(redemption) of preferred stock	(444)	(56)
Preferred stock dividend	(61)	(80)
Total Preferred Stock Activity	(505)	(136)

Issuance of long-term debt	500	600
Repayment of long-term debt	(500)	(570)
Total External Debt Activity	—	30

Proceeds from loans from affiliates	—	—
Net decrease (increase) in existing facilities to affiliates (1)	(100)	190

	Year Ended December 31,
	2025	2024
	(in millions)
Total Affiliated Debt Activity	(100)	190

Interest paid on external debt and P-Caps	(226)	(220)
Others, net	(29)	87
Total Other Activity	(255)	(133)

Net increase (decrease) in highly liquid assets	(743)	(16)
Highly Liquid Assets, end of period	$1,239	$1,982
_______________
(1)     Represents net activity of draws and repayments of existing credit facilities between Holdings and affiliates.
Capital Contribution to Our Subsidiaries
Holdings did not make any capital contributions to its subsidiaries during the year ended December 31, 2025.
Loans from Our Subsidiaries
There were no new loans from our subsidiaries during the year ended December 31, 2025.
Cash Distributions from Our Non-Insurance Subsidiaries
During the year ended December 31, 2025, Holdings received cash distributions of $617 million from AB and $192 million from the investment management contracts with EFIM and EIM. We also received cash distributions of $160 million from Equitable Advisors.
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
In 2025, Equitable America had Ordinary Dividend capacity of $347 million. In June 2025, Equitable America received approval from the Arizona Department of Insurance and Financial Institutions for an Extraordinary Dividend of $1.7 billion. During 2025 Holdings received dividend distributions from Equitable America of $1.5 billion under the Extraordinary Dividend capacity. In 2026, Equitable America estimates it will have Ordinary Dividend capacity of $408 million. Holdings does not expect to receive a dividend from Equitable Financial in 2026.
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
As of December 31, 2025, Holdings and its non-insurance company subsidiaries hold approximately 199.3 million AB Units, 0.1 million AB Holding Units and the 1% General Partnership interest in ABLP.
As of December 31, 2025, the ownership structure of ABLP, including AB Units outstanding as well as the General Partner’s 1% interest, was as follows:

Owner	Percentage Ownership
EQH and its subsidiaries	68.2%
AB Holding	31.1
Unaffiliated holders	0.7
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 68.3% economic interest in AB as of December 31, 2025.
Holdings Credit Facilities
On July 29, 2025, Holdings entered into a new Revolving Credit Agreement with respect to a $1 billion five-year senior unsecured revolving credit facility (the “Credit Facility”), and terminated the Amended and Restated Revolving Credit Agreement, dated as of June 24, 2021, as amended.
The Credit Facility may provide significant support to our liquidity position when alternative sources of credit are limited. In addition to the Credit Facility, we have letter of credit facilities with an aggregate principal amount of $525 million (the “LOC Facilities”), primarily to be used to support our life insurance business reinsured to EQ AZ Life Re in April 2018. As of December 31, 2025, $445 million was outstanding under the LOC Facilities. In August 2025 Holdings entered into amendments with two of the issuers of its bilateral letter of credit facilities to effect changes in terms similar to the provisions of the Credit Facility and in one instance add two years of extension options. In August 2025 the Company also terminated six of its bilateral letter of credit facilities with different counterparties.
The Credit Facility and LOC Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of certain indebtedness that may be incurred by our subsidiaries and the dollar amount of certain secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Credit Facility and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of December 31, 2025, we were in compliance with the covenants under the Credit Facility and LOC Facilities.

Contingent Funding Arrangements
For information regarding activity pertaining to our contingent funding arrangements and other off-balance sheet commitments, see “Commitments and Contingent Liabilities” in Note 19 of the Notes to the Consolidated Financial Statements.
Series A Preferred Stock and Series C Preferred Stock
For information pertaining to our Series A Preferred Stock and Series C Preferred Stock see Note 22 of the Notes to the Consolidated Financial Statements.
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
The payment of dividends on our common stock will be substantially restricted in the event that we do not declare and pay (or set aside) dividends on the Series A and the Series C Preferred Stock for the last proceeding dividend period. For additional information on our preferred stock, see “—Series A Preferred Stock and Series C Preferred Stock”.
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
FABN
Under the FABN program, Equitable Financial and Equitable America may issue funding agreements in U.S. dollars or other foreign currencies.
See Note 19 of the Notes to the Consolidated Financial Statements for further description of our FABN program.
FABCP
Under the FABCP program, Equitable Financial and Equitable America may issue funding agreements in U.S. dollars to a SPLLC.
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
The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. As of December 31, 2025, AB was in compliance with these covenants. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.
Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by AB from time to time until the maturity of the facility. AB or Holdings may reduce or terminate the commitment at any time without penalty upon proper notice. Holdings also may terminate the facility immediately upon a change of control of AB’s General Partner.
As of December 31, 2025 and 2024, AB had $810 million and $710 million outstanding under the EQH Facility, with interest rates of approximately 3.7% and 4.3%, respectively. Average daily borrowing of the EQH Facility during 2025 and 2024 were $392 million and $494 million, respectively, with a weighted average interest rates of approximately 4.2% and 5.2%, respectively.
EQH Uncommitted Facility
In addition to the EQH Facility, AB has a $300 million uncommitted, unsecured senior credit facility (the “EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on August 31, 2029 and is available for AB’s general business purposes. Borrowings under the EQH Uncommitted Facility bear interest generally at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants, which are substantially similar to those in the EQH Facility. As of December 31, 2025, AB was in compliance with these covenants.
As of December 31, 2025 and December 31, 2024, AB had no amounts outstanding under the EQH Uncommitted Facility. During, 2025 and 2024, AB did not draw upon the EQH Uncommitted Facility.
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
Captive Reinsurance Companies
We use captive reinsurance companies to more effectively manage our reserves and capital on an economic basis and to enable the aggregation and transfer of risks. Our captive reinsurance companies assume business from affiliates only and are closed to new business. Our captive reinsurance companies are wholly-owned subsidiaries located in the United States. In addition to state insurance regulation, our captive reinsurance companies are subject to internal policies governing its activities. We continue to analyze the use of our existing captive reinsurance structure, as well as additional third-party reinsurance arrangements.

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
Financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. The following table summarizes the ratings for Holdings and certain of its subsidiaries. AM Best and Moody’s have a stable outlook. S&P has a negative outlook.

	AM Best	S&P	Moody’s
Last review date	Feb '25	Mar '25	May '25
Financial Strength Ratings:
Equitable Financial Life Insurance Company	A	A+	A1
Equitable Financial Life Insurance Company of America	A	A+	A1
Credit Ratings:
Equitable Holdings, Inc.	bbb+	A-	Baa1
Last review date		Oct' 25	Mar '25
AllianceBernstein L.P.		A	A2

Material Cash Requirements
The table below summarizes the material short and long-term cash requirements related to contractual and other obligations as of December 31, 2025. Short-term cash requirements are considered to be requirements within the next 12 months and long-term cash requirements are considered to be beyond the next 12 months. We do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Year
	Total	2026	2027-2028	2029-2030	2031 and thereafter
	(in millions)
Material Cash Requirements:
Policyholders’ liabilities (1)	$242,317	$11,940	$30,883	$38,460	$161,034
Funding Agreements	17,934	8,228	5,784	2,280	1,642
Interest on Funding Agreements	1,581	522	612	287	160
Operating leases, net of sublease commitments	910	105	186	143	476
Long-Term and Short-term Debt	3,880	—	1,250	325	2,305
Interest on long-term debt and short-term debt	2,872	203	375	261	2,033
Interest on P-Caps	560	22	43	43	452
Employee benefits	2,979	195	396	341	2,047
Funding Commitments	1,489	495	785	209	—
Total Material Cash Requirements	$274,522	$21,710	$40,314	$42,349	$170,149
______________

(1) Policyholders’ liabilities represent estimated cash flows out of the General Account related to the payment of death and disability claims, policy surrenders and withdrawals, annuity payments, minimum guarantees on Separate Account funded contracts, matured endowments, benefits under accident and health contracts, policyholder dividends and future renewal premium-based and fund-based commissions offset by contractual future premiums and deposits on in-force contracts, including the SCS product. These estimated cash flows are based on mortality, morbidity and lapse assumptions comparable with the Company’s experience and assume market growth and interest crediting consistent with actuarial assumptions. These amounts are undiscounted and, therefore, exceed the policyholders’ account balances and future policy benefits and other policyholder liabilities included in the consolidated balance sheet included elsewhere in this Annual Report on Form 10-K. They do not reflect projected recoveries from reinsurance agreements. Due to the use of assumptions, actual cash flows will differ from these estimates. Separate Accounts liabilities have been excluded as they are legally insulated from General Account obligations and will be funded by cash flows from Separate Accounts assets.
Unrecognized tax benefits of $342 million, including $0 million related to AB were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.
In addition, the below items are included as part of AB’s aggregate contractual obligations:
•As of December 31, 2025, AB had a $349 million accrual for compensation and benefits, which are primarily paid out in less than one year, with the exception of deferred compensation obligations which are payable over various periods, with the majority payable over periods up to three years. Further, AB expects to make contributions to its qualified profit-sharing plan of $19 million in each of the next four years.
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
Market Risk Benefits
MRB include contract features that provide minimum guarantees to policyholders and include GMIB, GMDB, GMWB, GMAB, and ROP DB benefits. MRBs are measured at estimated fair value with changes reported in change in MRB and purchased MRB on the Consolidated Statement of Income (Loss), except for the portion of the fair value change related to the Company’s own credit risk, which is recognized in OCI.
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
Interest Rate Sensitivity
December 31, 2025

Increase/(Decrease) In MRB
(in millions)
Increase in interest rates by 50bps	$(536)
Decrease in interest rates by 50bps	$605
Sensitivity of MRBs to Changes in Equity Returns
The following table demonstrates the sensitivity of the MRBs to changes in equity returns.
Equity Returns Sensitivity
December 31, 2025

Increase/(Decrease) In MRB
(in millions)
Increase in equity returns by 10%	$(658)
Decrease in equity returns by 10%	$744
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
GMIB Lapse floor Sensitivity
December 31, 2025

Increase/(Decrease) In MRB
(in millions)
GMIB Lapse floor of 1%	$(117)
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
NPR Sensitivity
December 31, 2025

Increase/(Decrease) In MRB
(in millions)
Increase in NPR by 50bps	$(942)
Decrease in NPR by 50bps	$1,034
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
Fair Value Measurements
Investments reported at fair value in the consolidated balance sheets of the Company include fixed maturity securities classified as AFS, equity and trading securities and certain other invested assets, such as freestanding derivatives. GMxB riders and the reinsurance on these riders are held as MRB.
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
•Lease expirations—The percentage of leases expiring in the upcoming 12 to 36 months are monitored as a decline in rent and/or occupancy may negatively impact the DSC ratio. In the case of single-tenant properties or properties with large tenant exposure, the lease expiration is a material risk factor.
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
Goodwill
Goodwill represents the excess of purchase price over the estimated fair value of identifiable net assets acquired in a business combination. We test goodwill for recoverability each annual reporting period at December 31 and at interim periods if facts or circumstances are indicative of potential impairment. As of December 31, 2025, our goodwill of $5.1 billion results solely from our investment in AB and is attributed to the Asset Management segment, also deemed a reporting unit for purpose of assessing the recoverability of that goodwill.
Estimating the fair value of reporting units for the purpose of goodwill impairment testing is a subjective process that involves the use of significant judgments by management. Estimates of fair value are inherently uncertain and represent management’s reasonable expectation regarding future developments, giving consideration to internal strategic plans and general market and economic forecasts. On an annual basis, or when circumstances warrant, goodwill is tested for impairment utilizing the market approach, where the fair value of the reporting unit is based on its adjusted market valuation assuming a control premium.
Income Taxes
Income taxes represent the net amount of income taxes that we expect to pay to or receive from various taxing jurisdictions in connection with its operations. We provide for Federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryforward periods under the tax law in the applicable jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred tax assets will not be realized. Management considers all available evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. Our accounting for income taxes represents management’s best estimate of the tax consequences of various events and transactions. At December 31, 2025, we determined that it was more likely than not that a portion of our capital deferred tax assets would not be realized. For more information, see Note 18 of the Notes to the Consolidated Financial Statements.
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
Retirement Segment and Corporate and Other
Our results significantly depend on profit margins or “spreads” between investment results from assets held in the General Account investment portfolio and interest credited on individual insurance and annuity products. Management believes its fixed rate liabilities should be supported by a portfolio principally composed of fixed rate investments that generate predictable, steady rates of return. Although these assets are purchased for long-term investment, the portfolio management strategy considers them AFS in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. See the “Investments” section of Note 2 of the Notes to the Consolidated Financial Statements for the accounting policies for the investment portfolios. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks. Insurance asset/liability management includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. As a result, the fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage holdings are fixed rate mortgages that carry yield maintenance and prepayment provisions.
Investments with Interest Rate Risk – Fair Value
Assets with interest rate risk include AFS and trading fixed maturities and mortgage loans that make up 77.7% and 80.2% of the fair value of the General Account investment portfolio as of December 31, 2025 and 2024, respectively. As part of our asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate one percent increase/decrease in interest rates as of December 31, 2025 and 2024 would have on the fair value of fixed maturities and mortgage loans:

Interest Rate Risk Exposure

	December 31,
	2025			2024
	Fair Value	Impact of +1% Change	Impact of -1% Change	Fair Value	Impact of +1% Change	Impact of -1% Change
	(in millions)
Fixed Income Investments:
AFS securities:
Fixed rate	$66,701	$(3,753)	$4,062	$66,279	$(4,080)	$4,558
Floating rate	$10,461	$(10)	$13	$10,115	$(11)	$9
Fixed maturities at FVO:
Floating rate	$2,943	$(7)	$7	$2,053	$(5)	$5
Trading securities:
Fixed rate	$794	$(61)	$67	$497	$(38)	$42
Floating rate	$225	$(1)	$1	$35	$—	$—
Mortgage loans (1)	$21,957	$(760)	$823	$18,567	$(656)	$708
______________
(1)Mortgage loans carried at fair value using the fair value option of $50 million as of December 31, 2025 are included in the above table.
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
Investments with Equity Price Risk – Fair Value
The investment portfolios also have direct holdings of public and private equity securities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% increase/decrease in equity prices from those prevailing as of December 31, 2025 and 2024:
Equity Price Risk Exposure

	December 31,
	2025			2024
	Fair Value	Impact of+10% Equity Price Change	Impact of -10% Equity Price Change	Fair Value	Impact of+10% Equity Price Change	Impact of -10% Equity Price Change
	(in millions)
Equity Investments	$502	$50	$(50)	$634	$63	$(63)

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
Liabilities with Interest Rate Risk – Fair Value
As of December 31, 2025 and 2024, the aggregate carrying values of insurance contracts with interest rate risk were $20.1 billion and $15.0 billion, respectively. The aggregate fair value of such liabilities as of December 31, 2025 and 2024 were $20.0 billion and $14.7 billion, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those liabilities of $206 million and $110 million, respectively. While these fair value measurements provide a representation of the interest rate sensitivity of insurance liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.

Asset/liability management is integrated into many aspects of the Retirement segment and Corporate and Other operations, including investment decisions, product development and determination of crediting rates. As part of our risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies.
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
Mark to market exposure is a point-in-time measure of the value of a derivative contract in the open market. A positive value indicates existence of credit risk for us because the counterparty would owe money to us if the contract were closed. Alternatively, a negative value indicates we would owe money to the counterparty if the contract were closed. If there is more than one derivative transaction outstanding with a counterparty, a master netting arrangement exists with the counterparty. In that case, the market risk represents the net of the positive and negative exposures with the single counterparty. In management’s view, the net potential exposure is the better measure of credit risk. As of December 31, 2025 and 2024, the net fair values of our derivatives were $8.6 billion and $6.9 billion, respectively.
The tables below show the interest rate or equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.
Derivative Financial Instruments

			Interest Rate Sensitivity
	Notional Amount	Weighted Average Term (Years)	Impact of -1% Change	Fair Value	Impact of +1% Change
	(in millions)
December 31, 2025
Swaps	$1,546	11	$(243)	$(348)	$(431)
Futures	8,802	—	228	—	(168)
Total	$10,348		$(15)	$(348)	$(599)

December 31, 2024
Swaps	$1,606	12	$(242)	$(347)	$(432)

Futures	9,310	—	275	—	(216)
Total	$10,916		$33	$(347)	$(648)

			Equity Sensitivity
	Notional Amount	Weighted Average Term (Years)	Fair Value	Balance after -10% Equity Price Shift
	(in millions)
December 31, 2025
Futures	$14,851	—	$—	$(280)
Swaps	18,132	1	19	1,467
Options	88,273	2	21,106	16,508
Forwards	—	1	34	(33)
Total	$121,256		$21,159	$17,662

December 31, 2024
Futures	$14,372	—	$—	$(382)
Swaps	16,047	1	57	1,439
Options	70,634	3	16,328	12,804
Forwards	—	—	—	—
Total	$101,053		$16,385	$13,861
Market Risk Benefits and Interest Rate and Equity Risks – Fair Value
GMxB feature’s liability associated with certain annuity contracts is considered market risk benefits for accounting purposes and was reported at its fair value of $9.4 billion and $10.9 billion as of December 31, 2025 and 2024, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2025 and 2024, respectively, would be to decrease the direct market risk benefits balance by $1.1 billion and $1.3 billion. The potential fair value exposure to an immediate 50 bps drop in interest rates from those prevailing as of December 31, 2025 and 2024, respectively, would decrease the direct market risk benefits balance by $1.1 billion and $1.3 billion.
We have entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations GMxB features contained in certain annuity contracts. These reinsurance contracts are accounted for as purchased market risk benefits and reported at their fair values of $5.3 billion and $7.4 billion as of December 31, 2025 and 2024, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2025 and 2024, respectively, would increase the balances of the reinsurance contract asset by $361 million and $480 million. The potential fair value exposure to an immediate 50 bps drop in interest rates from those prevailing as of December 31, 2025 and 2024, respectively, would increase the balances of the reinsurance contract asset by $498 million and $715 million.
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
Investments with Interest Rate Risk – Fair Value
The table below provides AB’s potential exposure with respect to its fixed income investments, measured in terms of fair value, to an immediate 1% increase in interest rates at all maturities from the levels prevailing as of December 31, 2025 and 2024:

Interest Rate Risk Exposure

	December 31, 2025			December 31, 2024
	Fair Value	Balance After -1% Change	Balance After +1% Change	Fair Value	Balance After -1% Change	Balance After +1% Change
	(in millions)
Fixed Income Investments:
Trading	$75	$79	$70	$51	$55	$48
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
Investments with Equity Price Risk – Fair Value
AB’s investments include investments in equity mutual funds and equity hedge funds. The following table presents AB’s potential exposure from its equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing as of December 31, 2025 and 2024:
Equity Price Risk Exposure

	December 31, 2025			December 31, 2024
	Fair Value	Balance After +10% Equity Price Change	Balance After -10% Equity Price Change	Fair Value	Balance After +10% Equity Price Change	Balance After -10% Equity Price Change
	(in millions)
Equity Investments:
Trading	$137	$151	$124	$151	$166	$136
Other investments	$319	$351	$287	$333	$367	$300

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

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, New York, New York, PCAOB ID: 238)	103
Consolidated Balance Sheets, December 31, 2025 and 2024	105
Consolidated Statements of Income (Loss), Years Ended December 31, 2025, 2024 and 2023	106
Consolidated Statements of Comprehensive Income (Loss), Years Ended December 31, 2025, 2024 and 2023	107
Consolidated Statements of Equity, Years Ended December 31, 2025, 2024 and 2023	108
Consolidated Statements of Cash Flows, Years Ended December 31, 2025, 2024 and 2023	110
Notes to Consolidated Financial Statements
Note 1 - Organization	113
Note 2 - Significant Accounting Policies	114
Note 3 - Investments	131
Note 4 - Derivatives	145
Note 5 - Goodwill and Other Intangible Assets	152
Note 6 - Closed Block	152
Note 7 - DAC and Other Deferred Assets/Liabilities	154
Note 8 - Fair Value Disclosures	156
Note 9 - Liabilities for Future Policyholder Benefits	172
Note 10 - Market Risk Benefits	177
Note 11 - Policyholder Account Balances	179
Note 12 - Leases	185
Note 13 - Reinsurance	187
Note 14 - Short-Term and Long-Term Debt	188
Note 15 - Related Party Transactions	191
Note 16 - Employee Benefit Plans	192
Note 17 - Share-Based Compensation Programs	200
Note 18 - Income Taxes	204
Note 19 - Commitments and Contingent Liabilities	206
Note 20 - Insurance Statutory Financial Information	209
Note 21 - Business Segment Information	212
Note 22 - Equity	217
Note 23 - Earnings Per Share	222
Note 24 - Redeemable NCI	222
Note 25 - Revision of Prior Period Financial Statements	222
Note 26 - Subsequent Events	228

Audited Consolidated Financial Statement Schedules
Schedule I - Summary of Investments - Other than Investments in Related Parties, December 31, 2025	229
Schedule II - Condensed Financial Information of Parent Company as of December 31, 2025 and 2024, and for the Years Ended December 31, 2025, 2024 and 2023	229
Schedule III - Supplementary Insurance Information, as of and for the Years Ended December 31, 2025, 2024 and 2023	234
Schedule IV - Reinsurance, Years Ended December 31, 2025, 2024 and 2023	235

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Equitable Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Equitable Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income (loss), of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the index appearing under Item 15.2 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Market Risk Benefits
As described in Notes 2 and 8 to the consolidated financial statements, certain guaranteed minimum death and living benefits (collectively, the “GMxB features”) associated with variable annuity products, other general account annuities and ceded reinsurance contracts with GMxB features with other than nominal market risk are identified by management, measured at estimated fair value and presented separately on the balance sheet as market risk benefits. Market risk benefits (MRBs) are measured at fair value on a seriatim basis using an ascribed fee approach. The ascribed fee is determined at policy inception date so that the present value of claims, including any risk charge, is equal to the present value of the projected attributed fees which will be capped at average present value of total policyholder contractual fees. The attributed fee percentage is considered a fixed term of the MRB feature and is held static over the life of the contract. The market risk benefits fair value is equal to the estimated present value of benefits less the estimated present value of ascribed fees and is determined using a discounted cash flow valuation technique. Considerable judgment is utilized by management in determining the assumptions related to lapse rates, withdrawal rates, utilization rates, non-performance risk, volatility rates, annuitization rates and mortality (collectively, the “significant market risk benefit assumptions”). As of December 31, 2025, the estimated fair value of purchased market risk benefits, assets for market risk benefits and liabilities for market risk benefits was $5,260 million, $752 million and $10,153 million, respectively.
The principal considerations for our determination that performing procedures relating to the valuation of market risk benefits is a critical audit matter are (i) the significant judgment by management in developing the fair value estimate of market risk benefits, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s significant market risk benefit assumptions and, (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
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
February 25, 2026

We have served as the Company’s auditor since 1993.

EQUITABLE HOLDINGS, INC.
Consolidated Balance Sheets
December 31, 2025 and 2024

	December 31
	2025	2024
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $82,106 and $84,717) (allowance for credit losses of $0 and $2)	$77,162	$76,641
Fixed maturities, at fair value using the fair value option (1)	2,943	2,053
Mortgage loans on real estate (net of allowance for credit losses of $313 and $278) (1)	22,668	20,072
Mortgage loans, at fair value using the fair value option	50	—
Policy loans	1,862	4,330
Other equity investments (1)	3,779	3,719
Trading securities, at fair value	1,572	1,089
Other invested assets (1)	10,968	8,537
Total investments	121,004	116,441
Cash and cash equivalents (1)	12,462	6,964
Cash and securities segregated, at fair value	499	500
Broker-dealer related receivables	2,162	1,961
Deferred policy acquisition costs	7,523	7,170
Goodwill and other intangible assets, net	5,309	5,371
Amounts due from reinsurers (allowance for credit losses of $7 and $8)	20,127	7,899
Current and deferred income taxes	2,577	2,003
Purchased market risk benefits	5,260	7,376
Other assets (1)	3,771	4,462
Assets for market risk benefits	752	863
Separate Accounts assets	136,544	134,717
Total Assets	$317,990	$295,727
LIABILITIES
Policyholders’ account balances	$133,433	$110,929
Liability for market risk benefits	10,153	11,810
Future policy benefits and other policyholders’ liabilities	17,660	17,613
Broker-dealer related payables	1,370	775
Customer related payables	1,937	1,933
Amounts due to reinsurers	1,542	1,421
Short-term debt	25	—
Long-term debt	3,835	3,833
Notes issued by consolidated variable interest entities, at fair value using the fair value option (1)	2,702	2,116
Other liabilities (1)	7,001	7,032
Separate Accounts liabilities	136,544	134,717
Total Liabilities	$316,202	$292,179
Redeemable noncontrolling interest (1) (2)	$322	$125
Commitments and contingent liabilities (3)
EQUITY
Equity attributable to Holdings:
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,068	$1,507
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 468,341,734 and 477,801,636 shares issued, respectively; 283,358,187 and 309,900,248 shares outstanding, respectively	5	5
Additional paid-in capital	1,932	2,336
Treasury stock, at cost, 184,983,547 and 167,901,388 shares, respectively	(5,165)	(4,198)
Retained earnings	8,366	10,627
Accumulated other comprehensive income (loss)	(6,280)	(8,712)
Total equity attributable to Holdings	(74)	1,565
Noncontrolling interest	1,540	1,858
Total Equity	1,466	3,423
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$317,990	$295,727
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
See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Income (Loss)
Years Ended December 31, 2025, 2024 and 2023

	Year Ended December 31,
	2025	2024	2023
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$2,168	$2,495	$2,380
Premiums	1,046	1,172	1,095
Net derivative gains (losses)	(2,055)	(2,551)	(2,397)
Net investment income (loss)	5,234	4,881	4,270
Investment gains (losses), net:
Credit and intent to sell losses on available-for-sale debt securities and loans	(68)	(82)	(220)
Other investment gains (losses), net	(1,271)	(51)	(493)
Total investment gains (losses), net	(1,339)	(133)	(713)
Investment management and service fees	5,263	5,263	4,820
Other income	1,348	1,298	1,005
Total revenues	11,665	12,425	10,460

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,395	2,696	2,754
Remeasurement of liability for future policy benefits	38	(6)	86
Change in market risk benefits and purchased market risk benefits	(417)	(1,940)	(1,815)
Interest credited to policyholders’ account balances	3,016	2,493	2,041
Compensation and benefits	2,434	2,451	2,323
Commissions and distribution-related payments	2,093	1,896	1,590
Interest expense	224	226	228
Amortization of deferred policy acquisition costs	789	711	641
Other operating costs and expenses	2,286	1,822	1,898
Total benefits and other deductions	12,858	10,349	9,746
Income (loss) from continuing operations, before income taxes	(1,193)	2,076	714
Income tax (expense) benefit	156	(280)	910
Net income (loss)	(1,037)	1,796	1,624
Less: Net income (loss) attributable to the noncontrolling interest (1)	343	516	341
Net income (loss) attributable to Holdings	(1,380)	1,280	1,283
Less: Preferred stock dividends	61	80	80
Net income (loss) available to Holdings’ common shareholders	$(1,441)	$1,200	$1,203

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$(4.83)	$3.74	$3.44
Diluted	$(4.83)	$3.69	$3.42
Weighted average common shares outstanding (in millions):
Basic	298.1	321.2	350.1
Diluted	298.1	324.8	351.6
______________
(1)    Includes redeemable noncontrolling interest. See Note 24 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2025, 2024 and 2023

	Year Ended December 31,
	2025	2024	2023
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(1,037)	$1,796	$1,624
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	2,568	(760)	2,379
Change in market risk benefits - instrument-specific credit risk	(32)	(375)	(1,049)
Change in liability for future policy benefits - current discount rate	(133)	150	(137)
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	16	79	(4)
Foreign currency translation adjustment	30	(11)	15
Total other comprehensive income (loss), net of income taxes	2,449	(917)	1,204
Comprehensive income (loss)	1,412	879	2,828
Less: Comprehensive income (loss) attributable to the noncontrolling interest	360	514	351
Comprehensive income (loss) attributable to Holdings	$1,052	$365	$2,477

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
Years Ended December 31, 2025, 2024 and 2023

	Year Ended December 31,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
Balance, beginning of period	$1,507	$5	$2,336	$(4,198)	$10,627	$(8,712)	$1,565	$1,858	$3,423
Stock compensation	—	—	65	25	—	—	90	211	301
Purchase of treasury stock	—	—	10	(1,460)	—	—	(1,450)	—	(1,450)
Reissuance of treasury stock	—	—	1	—	(15)	—	(14)	—	(14)
Retirement of common stock	—	—	—	481	(481)	—	—	—	—
Purchase of AB Holding units	—	—	(444)	—	—	—	(444)	(477)	(921)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(393)	(393)
Dividends on common stock (cash dividends declared per common share of $1.05)	—	—	—	—	(314)	—	(314)	—	(314)
Dividends on preferred stock	—	—	—	—	(61)	—	(61)	—	(61)
Redemption of preferred stock	(439)	—	—	—	(10)	—	(449)	—	(449)
Net income (loss)	—	—	—	—	(1,380)	—	(1,380)	326	(1,054)
Other comprehensive income (loss)	—	—	—	—	—	2,432	2,432	17	2,449
Other	—	—	(36)	(13)	—	—	(49)	(2)	(51)
December 31, 2025	$1,068	$5	$1,932	$(5,165)	$8,366	$(6,280)	$(74)	$1,540	$1,466

Balance, beginning of period	$1,562	✓	$5	✓	$2,328		$(3,712)	✓	$10,250	$(7,797)	$2,636	$1,739	$4,375
Stock compensation	—		—		68		23		—	—	91	217	308
Purchase of treasury stock	—		—		6		(1,020)		—	—	(1,014)	—	(1,014)
Reissuance of treasury stock	—		—		—		—		(10)	—	(10)	—	(10)
Retirement of common stock	—		—		—		511		(511)	—	—	—	—
Purchase of AB Holding units	—		—		(35)		—		—	—	(35)	(157)	(192)
Dividends paid to noncontrolling interest	—		—		—		—		—	—	—	(384)	(384)
Dividends on common stock (cash dividends declared per common share of $0.94)	—		—		—		—		(302)	—	(302)	—	(302)
Dividends on preferred stock	—		—		—		—		(80)	—	(80)	—	(80)
Redemption of preferred stock	(55)		—		—		—		—	—	(55)	—	(55)
Net income (loss)	—		—		—		—		1,280	—	1,280	455	1,735
Other comprehensive income (loss)	—		—		—		—		—	(915)	(915)	(2)	(917)
Other	—		—		(31)	✓	—		—	—	(31)	(10)	(41)
December 31, 2024	$1,507		$5		$2,336		$(4,198)		$10,627	$(8,712)	$1,565	$1,858	$3,423

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
Years Ended December 31, 2025, 2024 and 2023

	Year Ended December 31,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
Balance, beginning of period	$1,562	$4	$2,299	$(3,297)	$9,851	$(8,991)	$1,428	$1,740	$3,168
Stock compensation	—	—	54	17	—	—	71	180	251
Purchase of treasury stock	—	—	(1)	(918)	—	—	(919)	—	(919)
Reissuance of treasury stock	—	—	—	—	(16)	—	(16)	—	(16)
Retirement of common stock	—	—	—	487	(487)	—	—	—	—
Purchase of AB Holding units	—	—	—	—	—	—	—	(144)	(144)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(334)	(334)
Dividends on common stock (cash dividends declared per common share of $0.86)	—	—	—	—	(301)	—	(301)	—	(301)
Dividends on preferred stock	—	—	—	—	(80)	—	(80)	—	(80)
Net income (loss)	—	—	—	—	1,283	—	1,283	297	1,580
Other comprehensive income (loss)	—	—	—	—	—	1,194	1,194	10	1,204
Other	—	1	(24)	(1)		—	(24)	(10)	(34)
December 31, 2023	$1,562	$5	$2,328	$(3,712)	$10,250	$(7,797)	$2,636	$1,739	$4,375

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2025 and 2024

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(1,037)	$1,796	$1,624
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	3,016	2,493	2,041
Policy charges and fee income	(2,168)	(2,495)	(2,380)
Net derivative (gains) losses	2,055	2,551	2,397
Credit and intent to sell losses on available-for-sale debt securities and loans	68	82	220
Investment (gains) losses, net	1,271	51	493
(Gains) losses on businesses held-for-sale	—	(135)	(1)
Realized and unrealized (gains) losses on trading securities	(95)	(82)	(77)
Loss on novation	499	—	—
AB Retirement plan losses	18	14	—
Non-cash long term incentive compensation expense	277	285	234
Amortization and depreciation	872	868	821
Remeasurement of liability for future policy benefits	38	(6)	86
Change in market risk benefits	(417)	(1,940)	(1,815)
Equity (income) loss from limited partnerships	(221)	(174)	(125)
Changes in:
Net broker-dealer and customer related receivables/payables	(135)	(446)	(910)
Reinsurance recoverable and related balances, net	(1,207)	(868)	(1,469)
Segregated cash and securities, net	1	368	655
Capitalization of deferred policy acquisition costs	(1,169)	(1,177)	(976)
Future policy benefits	91	394	329
Current and deferred income taxes	(968)	315	(1,168)
Other, net	(75)	112	(187)
Net cash provided by (used in) operating activities	$714	$2,006	$(208)

Cash flows from investing activities:
Proceeds from the sale/maturity/pre-payment of:
Fixed maturities, available-for-sale	$18,740	$10,934	$10,492
Fixed maturities, at fair value using the fair value option	773	875	483
Mortgage loans on real estate	2,128	1,170	446
Trading account securities	550	1,087	963
Short term investments	141	836	3,324
Other	585	777	738
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(25,955)	(21,058)	(12,031)
Fixed maturities, at fair value using the fair value option	(1,706)	(1,253)	(592)
Mortgage loans on real estate	(4,768)	(3,162)	(2,246)
Mortgage loans, at fair value using the fair value option	(50)	—	—
Trading account securities	(954)	(2,219)	(1,301)
Short term investments	(199)	(423)	(2,772)
Other	(435)	(278)	(878)
Cash settlements related to derivative instruments, net	606	(3,131)	(1,335)
Investment in capitalized software, leasehold improvements and EDP equipment	(34)	(153)	(117)

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2025 and 2024

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Other, net	(390)	143	(25)
Net cash provided by (used in) investing activities	$(10,968)	$(15,855)	$(4,851)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$26,745	$19,094	$16,925
Withdrawals	(12,124)	(10,518)	(9,842)
Transfers (to) from Separate Accounts	1,925	1,749	1,359
Payments of market risk benefits	(670)	(683)	(744)
Proceeds from short-term financings	—	—	—
Repayment of short-term financings	25	(254)	(504)
Change in collateralized pledged assets	(277)	(85)	(49)
Change in collateralized pledged liabilities	2,604	4,849	2,354
Issuance of long-term debt	495	—	497
Repayment of long term debt	(500)	(565)	—
Proceeds from collateralized loan obligations	46	52	40
Repayment of collateralized loan obligations	(52)	(61)	—
Proceeds from notes issued by consolidated VIEs	1,808	552	362
Repayment of notes issued by consolidated VIEs	(1,210)	(16)	—
Dividends paid on common stock	(314)	(302)	(301)
Dividends paid on preferred stock	(61)	(80)	(80)
Redemption of preferred stock	(449)	(55)	—
Purchase of AllianceBernstein Units	(761)	(35)	—
Purchase of AB Holding Units to fund long-term incentive compensation plan awards, net	(162)	(157)	(144)
Purchase of treasury shares	(1,450)	(1,014)	(919)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	214	340	274
Distribution to noncontrolling interest of consolidated subsidiaries	(393)	(384)	(334)
Change in securities lending	272	21	116
Other, net	5	(7)	(10)
Net cash provided by (used in) financing activities	$15,716	$12,441	$9,000

Effect of exchange rate changes on cash and cash equivalents	$36	$(20)	$23
Change in cash and cash equivalents	5,498	(1,428)	3,964

See Notes to Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2025 and 2024

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Cash and cash equivalents, beginning of period	6,964	8,239	4,281
Change in cash of businesses held-for-sale	—	153	(6)
Cash and cash equivalents, end of period	$12,462	$6,964	$8,239

Supplemental cash flow information:
Interest paid	$293	$318	$344

Federal	$430	$(159)	$121
State
California	—	7	—
New Jersey	—	3	—
New York	39	43	57
Pennsylvania	—	4	—
Other state and local	57	11	43
Foreign
Denmark	—	5	—
Japan	—	3	—
Luxembourg	—	3	—
Puerto Rico	—	12	—
United Kingdom	—	20	18
Taiwan	—	3	—
Other foreign	50	7	26
Income taxes (refunded) paid	$576	$(38)	$265

Non-cash transactions from investing and financing activities:
Transfer of securities to reinsurer (1)	$(8,777)	$—	$—
Transfer of policy loans to reinsurer (1)	$(2,533)	$—	$—
Securities received in exchange for the 2029 Notes	$—	$547	$—
Debt issued in exchange for the 2029 Notes	$—	$600	$—
Deconsolidated trading securities	$—	$(1,153)	$—
Deconsolidated redeemable noncontrolling interests	$—	$(1,040)	$—
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
As of December 31, 2025 and 2024, the Company’s economic interest in AB was approximately 68% and 62%, respectively. The General Partner of AB is a wholly owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods presented. The increase in economic interest was due to the purchase of AB Holding Units relating to the AB Tender Offer transaction completed on April 3, 2025.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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
As consideration for the RGA Reinsurance Transaction, the Ceding Companies transferred assets of $11.6 billion, including primarily available-for-sale securities, cash and policy loans as the consideration for the reinsurance transaction. The transfer of assets resulted in a loss of $1.1 billion to the Company, recorded in Investment gains (losses), net. In addition, the Company recorded $12.3 billion of direct insurance liabilities ceded under the reinsurance contract included in amounts due from reinsurers (includes $334 million of ceded reserves related to the non-insulated (“NI”) modco offset by NI modco payable) and $593 million of deferred gain on cost of reinsurance included within other liabilities. We recorded a $154 million a residual liability representing the difference between Closed Block Assets and Liabilities for the amount owed to RGA, Additionally, Equitable Financial and Equitable America ceded a total of $14.1 billion of Separate Account liabilities under the modified coinsurance portion of the respective reinsurance agreements.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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
All significant intercompany transactions and balances have been eliminated in consolidation. The years “2025”, “2024” and “2023” refer to the years ended December 31, 2025, 2024 and 2023, respectively.

Adoption of New Accounting Pronouncements

Description	Effect on the Financial Statement or Other Significant Matters
ASU 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures
The ASU enhances existing income tax disclosures primarily related to the rate reconciliation and income taxes paid information. With regard to the improvements to disclosures of rate reconciliation, a public business entity is required on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Similarly, a public entity is required to provide the amount of income taxes paid (net of refunds received) disaggregated by (1) federal, state, and foreign taxes and by (2) individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received).
The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures, for example, an entity is required to provide (1) pretax income (or loss) from continuing operations disaggregated between domestic and foreign, and (2) income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign.

The Company adopted the new accounting standard ASU 2023-09 for the year ended December 31, 2025 on a retrospective basis. The adoption of ASU 2023-09 did not materially impact the Company’s financial position, results of operation, or cash flows. See Note 18 of the Notes to these Consolidated Financial Statements for details.

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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
COLI has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. As of December 31, 2025 and 2024, the carrying value of COLI was $1.1 billion and $965 million, respectively, and is reported in other invested assets in the consolidated balance sheets.
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
Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase involve the temporary exchange of securities for cash or other collateral of equivalent value, with agreement to redeliver a like quantity of the same or similar securities at a future date prior to maturity at a fixed and determinable price. Securities sold under agreements to repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the requirements of each respective counterparty. Transfers of securities under these agreements to repurchase are evaluated by the Company to determine whether they satisfy the criteria for accounting treatment as secured borrowing arrangements. Agreements not meeting the criteria would require recognition of the transferred securities as sales with related forward repurchase commitments. All of the Company’s securities repurchase transactions are accounted for as secured borrowings with the related obligations distinctly captioned in the consolidated balance sheets on a gross basis. As of December 31, 2025 and 2024 the Company had no securities sold under agreements to repurchase outstanding.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Mortgage Loans on Real Estate
The Company invests in commercial, agricultural and residential mortgage loans which are included in the consolidated balance sheets as mortgage loans on real estate. Mortgage loans are stated at unpaid principal balances, net of unamortized discounts and the allowance for credit losses. The Company calculates the allowance for credit losses in accordance with the CECL model in order to provide for the risk of credit losses in the lending process. The Company carries certain commercial mortgages originated at fair value where the fair value option has been elected.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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
Loan Modifications
The investment the Company makes in commercial, agricultural and residential mortgage loans are included in the consolidated balance sheets as mortgage loans on real estate. The investments the Company makes in privately negotiated fixed maturities are included in the consolidated balance sheets as fixed maturities AFS. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a loan modification has occurred. A loan modification is when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific credit allowance recorded in connection with the loan modification. A credit allowance may have been recorded prior to the period when the loan becomes a loan modification. Accordingly, the carrying value (net of the allowance) before and after modification through a loan modification may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For information pertaining to our loan modifications see Note 3 of the Notes to these Consolidated Financial Statements.
Net Investment Income (Loss), Investment Gains (Losses) Net and Unrealized Investment Gains (Losses)
Realized investment gains (losses) are determined by identification with the specific asset and are presented as a component of revenue. Changes in the allowance for credit losses are included in investment gains (losses), net.
Realized and unrealized holding gains (losses) on trading and equity securities and fair value changes on mortgage loans where the fair value option has been elected, are reflected in net investment income (loss).
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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
Sales Inducement Assets
SIA are offered on certain deferred annuity products in the form of either immediate bonus interest credited or enhanced interest crediting rates for a period of time. The interest crediting expense associated with these SIA is deferred and amortized over the lives of the underlying contracts in a manner consistent with the amortization of DAC. Unamortized balances are included in other assets in the consolidated balance sheets and amortization is included in interest credited to policyholders’ account balances in the consolidated statements of income (loss).
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
For non-participating traditional life insurance policies and limited pay contracts, the discount rate assumption used is corporate A rated forward curve. We use a forward curve based upon a Bloomberg index. The liability is remeasured each quarter with the remeasurement change reported in OCI. The locked-in discount rate is generally based on expected investment returns at contract inception for contracts issued prior to January 1, 2021 and the upper medium grade fixed income corporate instrument yield (i.e., single A) at contract inception for contracts issued after January 1, 2021. The Company developed a LDTI discount rate methodology used to calculate the LFPB for its traditional insurance liabilities and constructed a discount rate curve that references upper-medium grade (low credit risk) fixed-income instrument yields (i.e. Single-A rated Corporate bond yields) which are meant to reflect the duration characteristics of the corresponding insurance liabilities. The methodology uses observable market data, where available, and uses various estimation techniques in line with fair value guidance (such as interpolation and extrapolation) where data is limited. Discount rates are updated quarterly.
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
The Company conducts annual premium deficiency testing except for liability for future policy benefits for non-participating traditional and limited payment contracts. The Company reviews assumptions and determines whether the sum of existing liabilities and the present value of future Gross Premiums is sufficient to cover the present value of future benefits to be paid and settlement costs. Anticipated investment income is considered when performing premium deficiency for long duration contracts. The anticipated investment income is projected based on current investment portfolio returns grading to long term reinvestment rates over the projection periods, based on anticipated gross reinvestment spreads, defaults and investment expenses. Premium deficiency reserves are recorded in certain instances where the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. This pattern of PFBL is exhibited in our VISL business and is generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. We accrue for these PFBL using a dynamic approach that changes over time as actual profits and losses and projections of future profits and losses change.
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
Policyholders’ Dividends
The amount of policyholders’ dividends to be paid (including dividends on policies included in the Closed Block) is determined annually by the board of directors of the issuing insurance company. The aggregate amount of policyholders’ dividends is related to actual interest, mortality, morbidity and expense experience for the year and requires judgment as to the appropriate level of statutory surplus to be retained by the Company.
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
The Company uses a market valuation approach. Under the market valuation approach, the fair value of the reporting unit is based on its adjusted market valuation assuming a control premium. The Company determined that this valuation technique provided a more exact determination of fair value for the reporting unit and was applied during its annual testing for goodwill recoverability at December 31, 2025 and 2024.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
As of December 31, 2025 and 2024, respectively, net deferred sales commissions from AB totaled $165 million and $183 million and are included within other assets in the consolidated balance sheets. The estimated amortization expense of deferred sales commissions, based on the December 31, 2025 net asset balance for each of the next three years is $84 million, $61 million and $19 million. The Company tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization. Each quarter, significant assumptions used to estimate the future cash flows are updated to reflect management’s consideration of current market conditions on expectations made with respect to future market levels and redemption rates. As of December 31, 2025 and 2024, the Company determined that the deferred sales commission asset was not impaired.
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
Capitalized computer software and hosting arrangements, net of accumulated amortization, amounted to $78 million and $122 million as of December 31, 2025 and 2024, respectively. Amortization of capitalized computer software and hosting arrangements in 2025, 2024 and 2023 was $35 million, $41 million and $53 million, respectively, recorded in other operating costs and expenses in the consolidated statements of income (loss).
Short-term and Long-term Debt
Liabilities for short-term and long-term debt are primarily carried at an amount equal to unpaid principal balance, net of unamortized discount or premium and debt issue costs. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest method of amortization. Interest expense is generally presented within interest expense in the consolidated statements of income (loss). Interest expense may also be reported within Net investment income for certain activity, as prescribed by specialized industry guidance. Short-term debt represents debt coming due in the next twelve months, including that portion of debt otherwise classified as long-term. See Note 14 of the Notes to these Consolidated Financial Statements for additional information regarding short-term and long-term debt.
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
Investment management and administrative service fees are also earned by EIM and EIMG and reported in the Retirement segment and Corporate and Other as well as certain asset-based fees associated with insurance contracts.
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
As of December 31, 2025 and 2024, respectively, Equitable Financial holds $98 million and $128 million of equity interests in the CLOs. The Company consolidated the CLOs as of December 31, 2025 and 2024 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the CLO’s loan manager. The assets of the CLOs are legally isolated from the Company’s creditors and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligation to satisfy the liabilities of the CLOs. As of December 31, 2025, Equitable Financial holds $4 million of equity interests in a SPE established to purchase loans from the market in anticipation of a new CLO transaction. The Company consolidated the SPE as of December 31, 2025 as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the SPE loan manager.
Resulting from this consolidation in the Company’s consolidated balance sheets are fixed maturities, at fair value using the fair value option with total assets of $2.9 billion and $2.1 billion and total liabilities of $2.7 billion and $2.1 billion at December 31, 2025 and 2024, respectively. The unpaid outstanding principal balance of the notes and short-term borrowing is $2.3 billion and $1.9 billion at December 31, 2025 and 2024.
Consolidated Limited Partnerships and LLCs
As of December 31, 2025 and 2024 the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIE model. Included in other invested assets, mortgage loans on real estate, other equity investments, trading securities, cash and other liabilities in the Company’s consolidated balance sheets at December 31, 2025 and 2024 are total net assets of $3.3 billion and $2.1 billion, respectively related to these VIEs.
Consolidated AB-Sponsored Investment Funds
Included in the Company’s consolidated balance sheets as of December 31, 2025 and 2024 are assets of $346 million and $85 million, liabilities of $25 million and $0 million, and redeemable noncontrolling interests of $169 million and $32 million, respectively, associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets as of December 31, 2025 and 2024 are assets of $27 million and $73 million, liabilities of $0 million and $1 million, and redeemable noncontrolling interests of $10 million and $17 million, respectively, from consolidation of AB-sponsored investment funds under the VOE model.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Non-Consolidated VIEs
As of December 31, 2025 and 2024 respectively, the Company held approximately $3.2 billion and $3.0 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. The Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $385.8 billion and $350.7 billion as of December 31, 2025 and 2024 respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $3.2 billion and $3.0 billion and approximately $1.0 billion and $1.2 billion of unfunded commitments as of December 31, 2025 and 2024, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Non-Consolidated AB-Sponsored Investment Products
As of December 31, 2025 and 2024, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $51.3 billion and $46.9 billion, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $40 million and $17 million as of December 31, 2025 and 2024, respectively. The Company has no further commitments to or economic interest in these VIEs.
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
Impact of Assumption Updates
The net impact of assumption changes during 2025 increased other income by $6 million, increased remeasurement of liability for future policy benefits by $3 million, decreased policy benefits by $1 million, and increased the change in MRB and purchased MRB by $84 million. This resulted in a decrease in income (loss) from operations, before income taxes of $80 million and decreased net income (loss) by $63 million.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

Model Changes
There were no material model changes during 2025, 2024 and 2023.
Revision of Previously Issued Consolidated Financial Statements
During the period ended March 31, 2025, the Company identified an immaterial error related to the initial bookkeeping of ceded accrued fees within policyholders’ account balance ultimately impacting the initial deposit accounting of a reinsurance transaction. The impact of this error to prior periods’ financial statements was not considered to be material. To improve the consistency and comparability of the financial statements, management voluntarily revised the financial statements to include the revisions discussed herein. As a result of the determination to revise previously issued financial statements for the deposit accounting discussed above, management also has corrected other previously identified but uncorrected errors and errors recorded in incorrect periods including, a) pension liability overstatement due to a reconciling item, b) incorrect FX impacting the FABN carrying value, c) incorrect inputs ratio in our MRB modeling and incorrect inputs in the deposit accounting calculation, d) the hedging impact of TIPS hedging income was incorrectly recorded in AOCI, e) error in the manual accrual in an input calculation in the treasury package overstating Policyholders’ account balance and Interest credited to policyholders, f) incorrect actuarial indication impacting the Liability for MRB and purchased MRB, and g) incorrect allocation of earned premiums to loss ratio impacting reserves.
See Note 25 of the Notes to these Consolidated Financial Statements for details of the revision.
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of December 31, 2025 and 2024 was $669 million and $693 million, respectively. There was no accrued interest written off for AFS fixed maturities for the years ended December 31, 2025, 2024 and 2023.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
The following tables provide information relating to the Company’s fixed maturities classified as AFS:
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2025
Fixed Maturities:
Corporate (1)	$48,193	$—	$658	$4,010	$44,841
U.S. Treasury, government and agency	5,040	—	1	1,304	3,737
States and political subdivisions	378	—	3	71	310
Foreign governments	556	—	3	77	482
Residential mortgage-backed (2)	7,093	—	85	92	7,086
Asset-backed (3)	15,978	—	126	46	16,058
Commercial mortgage-backed	4,814	—	26	250	4,590
Redeemable preferred stock	54	—	4	—	58
Total at December 31, 2025	$82,106	$—	$906	$5,850	$77,162
December 31, 2024:
Fixed Maturities:
Corporate (1) (4)	$55,163	$2	$249	$6,112	$49,298
U.S. Treasury, government and agency	5,801	—	—	1,513	4,288
States and political subdivisions	472	—	2	88	386
Foreign governments	689	—	1	136	554
Residential mortgage-backed (2)	4,520	—	15	152	4,383
Asset-backed (3) (4)	13,715	—	98	61	13,752
Commercial mortgage-backed	4,301	—	5	385	3,921
Redeemable preferred stock	56	—	3	—	59
Total at December 31, 2024	$84,717	$2	$373	$8,447	$76,641
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Prior period amounts have been revised to improve comparability.
The contractual maturities of AFS fixed maturities as of December 31, 2025 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
December 31, 2025
Contractual maturities:
Due in one year or less	$2,354	$2,340
Due in years two through five	14,756	14,661
Due in years six through ten	17,308	17,160
Due after ten years	19,749	15,209
Subtotal	54,167	49,370
Residential mortgage-backed	7,093	7,086
Asset-backed	15,978	16,058
Commercial mortgage-backed	4,814	4,590
Redeemable preferred stock	54	58
Total at December 31, 2025	$82,106	$77,162
The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Proceeds from sales	$7,875	$2,884	$6,790
Gross gains on sales	$27	$8	$10
Gross losses on sales	$(92)	$(57)	$(504)

Net (increase) decrease in Allowance for Credit and Intent to Sell losses	$(27)	$(7)	$(70)

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Balance, beginning of period	$47	$48	$36
Previously recognized impairments on securities that matured, paid, prepaid or sold	(23)	(8)	(67)
Recognized impairments on securities impaired to fair value this period (1)	23	—	52
Credit losses recognized this period on securities for which credit losses were not previously recognized	6	5	15
Additional credit losses this period on securities previously impaired	1	2	12
Balance, end of period	$54	$47	$48
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
The tables below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:

Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Year Ended December 31, 2025
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(8,074)	$71	$464	$(7,539)
Net investment gains (losses) arising during the period	1,922	—	—	1,922
Reclassification adjustment:
Included in net income (loss)	1,216	—	—	1,216
Excluded from net income (loss)	—	—	—	—
Other (1)	—	—	192	192
Impact of net unrealized investment gains (losses)	—	(47)	(648)	(695)
Net unrealized investment gains (losses) excluding credit losses	(4,936)	24	8	(4,904)
Net unrealized investment gains (losses) with credit losses	(8)	—	2	(6)
Balance, end of period	$(4,944)	$24	$10	$(4,910)

	Year Ended December 31, 2024
Balance, beginning of period	$(6,999)	$50	$226	$(6,723)
Net investment gains (losses) arising during the period	(1,127)	—	—	(1,127)
Reclassification adjustment:
Included in net income (loss)	58	—	—	58
Other (1)	—	—	17	17
Impact of net unrealized investment gains (losses)	—	21	220	241
Net unrealized investment gains (losses) excluding credit losses	(8,068)	71	463	(7,534)
Net unrealized investment gains (losses) with credit losses	(6)	—	1	(5)
Balance, end of period	$(8,074)	$71	$464	$(7,539)

	Year Ended December 31, 2023
Balance, beginning of period	$(9,606)	$41	$440	$(9,125)
Net investment gains (losses) arising during the period	2,048	—	—	2,048
Reclassification adjustment:
Included in net income (loss)	563	—	—	563
Other (1)	—	—	336	336
Impact of net unrealized investment gains (losses)	—	9	(551)	(542)
Net unrealized investment gains (losses) excluding credit losses	(6,995)	50	225	(6,720)
Net unrealized investment gains (losses) with credit losses	(4)	—	1	(3)
Balance, end of period	$(6,999)	$50	$226	$(6,723)
_____________
(1)For the years ended December 31, 2025, 2024, and 2023 reflects a decrease in the Deferred Tax Asset valuation allowance. See Note 18 of the Notes to these Consolidated Financial Statements for additional details.

The following tables disclose the fair values and gross unrealized losses of the 3,287 issues as of December 31, 2025 and the 4,307 issues as of December 31, 2024 that are not deemed to have credit losses, aggregated by investment

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2025
Fixed Maturities:
Corporate	$4,286	$68	$21,138	$3,942	$25,424	$4,010
U.S. Treasury, government and agency	29	—	3,621	1,304	3,650	1,304
States and political subdivisions	13	—	223	71	236	71
Foreign governments	19	—	364	77	383	77
Residential mortgage-backed	619	3	836	89	1,455	92
Asset-backed	2,114	12	580	30	2,694	42
Commercial mortgage-backed	263	2	2,562	248	2,825	250
Total at December 31, 2025	$7,343	$85	$29,324	$5,761	$36,667	$5,846

December 31, 2024:
Fixed Maturities:
Corporate (1)	$9,139	$204	$28,632	$5,898	$37,771	$6,102
U.S. Treasury, government and agency	117	4	4,107	1,509	4,224	1,513
States and political subdivisions	40	—	271	88	311	88
Foreign governments	59	1	460	135	519	136
Residential mortgage-backed	1,986	26	851	126	2,837	152
Asset-backed (1)	982	8	744	53	1,726	61
Commercial mortgage-backed	409	6	2,893	379	3,302	385
Total at December 31, 2024	$12,732	$249	$37,958	$8,188	$50,690	$8,437
______________
(1)Prior period amounts have been revised to improve comparability.

The Company maintains a diversified portfolio of AFS securities across industries and issuers and does not have exposure to any single issuer in excess of 0.5% of total fixed maturities. The largest exposure to a single issuer held as of December 31, 2025 and 2024 was $402 million and $400 million, respectively, representing 27.4% and 11.7% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC Designation (as defined below) of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of December 31, 2025 and 2024, respectively, approximately $1.8 billion and $1.9 billion, or 2.1% and 2.3%, of the $82.1 billion and $84.7 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $70 million and $64 million as of December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, respectively, the $5.8 billion and $8.2 billion of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to the allowance for credit losses for these securities was not warranted at either December 31, 2025 or December 31, 2024. As of December 31, 2025 and 2024, the Company neither intended to sell the securities nor was it more likely than not required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of December 31, 2025, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.
Securities Lending
The Company enters into securities lending agreements with an agent bank whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of December 31, 2025 and 2024, the estimated fair value of loaned securities was $1.4 billion and $134 million. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as cash or security collateral, calculated daily. We do not have the right to sell or pledge the securities posted as collateral. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. As of December 31, 2025 and 2024, collateral received was in the amount of $1.4 billion and $137 million, of which $408 million and $137 million, respectively, is cash collateral. A securities lending payable for the overnight and continuous loans is included in other liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as Net investment income and were not material for the years ended December 31, 2025 and 2024.
Mortgage Loans on Real Estate
Accrued interest receivable on commercial, agricultural and residential mortgage loans as of December 31, 2025 and 2024 was $118 million and $96 million, respectively. There was no accrued interest written off for commercial, agricultural and residential mortgage loans for the years ended December 31, 2025 and 2024.
There were no mortgage loans foreclosed during the year ended December 31, 2025.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial, agricultural and residential mortgage loans were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$259	$272	$123
Current-period provision for expected credit losses	216	62	149
Write-offs charged against the allowance	—	(75)	—
Recoveries of amounts previously written off	(176)	—	—
Net change in allowance	40	(13)	149
Balance, end of period	$299	$259	$272

Agricultural mortgages:
Balance, beginning of period	$15	$6	$6
Current-period provision for expected credit losses	1	9	—
Write-offs charged against the allowance	(7)	—	—
Recoveries of amounts previously written off	(3)	—	—
Net change in allowance	(9)	9	—
Balance, end of period	$6	$15	$6

Residential mortgages:
Balance, beginning of period	$4	$1	$—
Current-period provision for expected credit losses	4	3	1
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Net change in allowance	4	3	1
Balance, end of period	$8	$4	$1

Total allowance for credit losses	$313	$278	$279

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Credit Quality Information
The Company’s commercial and agricultural mortgage loans segregated by risk rating exposure were as follows:
Loan to Value (“LTV”) Ratios (1) (3) (4)

	December 31, 2025
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
0% - 50%	$60	$185	$237	$612	$204	$1,770	$—	$—	$3,068
50% - 70%	2,611	1,256	856	975	638	1,980	357	270	8,943
70% - 90%	424	249	228	803	640	1,310	160	333	4,147
90% plus	—	—	—	590	527	1,110	—	—	2,227
Total commercial	$3,095	$1,690	$1,321	$2,980	$2,009	$6,170	$517	$603	$18,385

Agricultural:
0% - 50%	$188	$37	$99	$134	$218	$1,087	$—	$—	$1,763
50% - 70%	118	159	48	137	101	315	—	—	878
70% - 90%	—	—	—	—	—	—	—	—	—
90% plus	—	—	—	—	—	9	—	—	9
Total agricultural	$306	$196	$147	$271	$319	$1,411	$—	$—	$2,650

Total commercial and agricultural mortgage loans:
0% - 50%	$248	$222	$336	$746	$422	$2,857	$—	$—	$4,831
50% - 70%	2,729	1,415	904	1,112	739	2,295	357	270	9,821
70% - 90%	424	249	228	803	640	1,310	160	333	4,147
90% plus	—	—	—	590	527	1,119	—	—	2,236
Total commercial and agricultural mortgage loans	$3,401	$1,886	$1,468	$3,251	$2,328	$7,581	$517	$603	$21,035

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

Debt Service Coverage (“DSC”) Ratios (2) (3) (4)

	December 31, 2025
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
Greater than 2.0x	$127	$185	$175	$1,036	$1,069	$2,683	$—	$—	$5,275
1.8x to 2.0x	69	103	58	—	209	978	—	307	1,724
1.5x to 1.8x	169	472	311	818	48	1,190	72	165	3,245
1.2x to 1.5x	2,112	814	355	478	385	328	271	94	4,837
1.0x to 1.2x	618	116	412	390	190	910	174	37	2,847
Less than 1.0x	—	—	10	258	108	81	—	—	457
Total commercial	$3,095	$1,690	$1,321	$2,980	$2,009	$6,170	$517	$603	$18,385

Agricultural:
Greater than 2.0x	$28	$8	$5	$11	$31	$187	$—	$—	$270
1.8x to 2.0x	26	10	17	23	54	92	—	—	222
1.5x to 1.8x	37	46	11	59	38	270	—	—	461
1.2x to 1.5x	86	45	41	66	119	484	—	—	841
1.0x to 1.2x	104	69	43	88	67	339	—	—	710
Less than 1.0x	25	18	30	24	10	39	—	—	146
Total agricultural	$306	$196	$147	$271	$319	$1,411	$—	$—	$2,650

Total commercial and agricultural mortgage loans:
Greater than 2.0x	$155	$193	$180	$1,047	$1,100	$2,870	$—	$—	$5,545
1.8x to 2.0x	95	113	75	23	263	1,070	—	307	1,946
1.5x to 1.8x	206	518	322	877	86	1,460	72	165	3,706
1.2x to 1.5x	2,198	859	396	544	504	812	271	94	5,678
1.0x to 1.2x	722	185	455	478	257	1,249	174	37	3,557
Less than 1.0x	25	18	40	282	118	120	—	—	603
Total commercial and agricultural mortgage loans	$3,401	$1,886	$1,468	$3,251	$2,328	$7,581	$517	$603	$21,035
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
(4)Mortgage loans carried at fair value using the fair value option of $50 million are excluded from the above tables.

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

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
The amortized cost of residential mortgage loans by credit quality indicator and origination year was as follows:

	December 31, 2025
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
Performance indicators:
Performing	$711	$602	$340	$168	$121	$4	$1,946
Nonperforming	—	—	—	—	—	—	—
Total	$711	$602	$340	$168	$121	$4	$1,946

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	December 31, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Performance indicators:
Performing	$313	$428	$186	$133	$4	$2	$1,066
Nonperforming	—	—	—	—	—	—	—
Total	$313	$428	$186	$133	$4	$2	$1,066

Past-Due and Nonaccrual Mortgage Loan Status
The aging analysis of past-due mortgage loans at amortized cost were as follows:
Age Analysis of Past Due Mortgage Loans at Amortized Cost

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
December 31, 2025:
Mortgage loans:
Commercial	$—	$—	$—	$—	$18,348	$18,348	$37	$18,385	$—	$—
Agricultural	13	—	24	37	2,602	2,639	11	2,650	9	—
Residential	5	1	4	10	1,936	1,946	—	1,946	—	—
Total	$18	$1	$28	$47	$22,886	$22,933	$48	$22,981	$9	$—

December 31, 2024:
Mortgage loans:
Commercial	$—	$—	$—	$—	$16,659	$16,659	$57	$16,716	$—	$1
Agricultural	12	1	33	46	2,486	2,532	36	2,568	—	—
Residential	—	1	—	1	1,065	1,066	—	1,066	—	—
Total	$12	$2	$33	$47	$20,210	$20,257	$93	$20,350	$—	$1
As of December 31, 2025 and 2024, the amortized cost of problem mortgage loans that had been classified as non-accrual loans were $11 million and $36 million, respectively.
Loan Modifications
There were no modifications during the three months ended December 31, 2025. During the year ended December 31, 2025, the Company granted a modification to a commercial mortgage. This modification involved waiving a $10 million paydown requirement and extending the maturity date until June 10, 2027. Additionally, the loan will continue to accrue interest but will have a reduced pay rate, with the difference due and payable at maturity. The loan has an amortized cost of $35 million and represents 0.2% of total commercial mortgage loans.
During the year ended December 31, 2025, the Company also granted a modification splitting an agricultural mortgage loan into three notes. The loans have an amortized cost of $9 million, which is fully attributed to the first note, and represent 0.3% of total agricultural loans.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
During 2024, the Company granted a modification splitting a commercial mortgage loan into two notes. One note retaining the original loan terms and the second note with an increased interest rate to market terms and required management of excess cash. The loans have an amortized cost of $65 million and represents 0.4% of total commercial mortgage loans.
During 2023, the Company granted a modification of interest rates on four commercial mortgage loans, but not to market terms and required management of excess cash. The loans have an amortized cost of $147 million which represents 0.8% of total commercial mortgage loans. Two of the four loans also have term extensions of 17 months to 4 years. During the three months ended December 31, 2025, the Company disposed of one of the modified loan of $23 million and during the year ended December 31, 2025 the Company disposed of two of the modified loans of $84 million.
The impact to Investment income or gains (losses) as a result of these modifications was not material to the consolidated financial statements.
The above modifications are performing in accordance with their restructured terms.
Equity Securities
The breakdown of unrealized and realized gains and (losses) on equity securities was as follows:
Unrealized and Realized Gains (Losses) from Equity Securities

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$31	$21	$35
Net investment gains (losses) recognized on securities sold during the period	(20)	—	(8)
Unrealized and realized gains (losses) on equity securities	$11	$21	$27
Trading Securities
As of December 31, 2025 and 2024, respectively, the fair value of the Company’s trading securities was $1.6 billion and $1.1 billion. As of December 31, 2025 and 2024, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $73 million and $64 million.
The breakdown of net investment income (loss) from trading securities was as follows:
Net Investment Income (Loss) from Trading Securities

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$81	$80	$82
Net investment gains (losses) recognized on securities sold during the period	14	2	(5)
Unrealized and realized gains (losses) on trading securities	95	82	77
Interest and dividend income from trading securities	77	70	33
Net investment income (loss) from trading securities	$172	$152	$110
Fixed maturities, at fair value using the fair value option
The breakdown of net investment income (loss) from fixed maturities, at fair value using the fair value option were as follows:

Net Investment Income (Loss) from Fixed Maturities, at Fair Value using the Fair Value Option

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$11	$6	$23
Net investment gains (losses) recognized on securities sold during the period	5	(18)	(19)
Unrealized and realized gains (losses) from fixed maturities	16	(12)	4
Interest and dividend income from fixed maturities	15	45	10
Net investment income (loss) from fixed maturities	$31	$33	$14
Net Investment Income (Loss)
The following table breaks out net investment income (loss) by asset category:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Fixed maturities	$3,727	$3,476	$3,057
Mortgage loans on real estate	1,061	973	806
Other equity investments	206	138	77
Policy loans	168	225	216
Trading securities	172	152	110
Other investment income	22	13	98
Fixed maturities, at fair value using the fair value option	31	33	14
Mortgage loans, at fair value using the fair value option	—	—	—
Gross investment income (loss)	5,387	5,010	4,378
Investment expenses	(153)	(129)	(108)
Net investment income (loss)	$5,234	$4,881	$4,270
Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses are as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Fixed maturities	$(1,213)	$(58)	$(563)
Mortgage loans on real estate	(104)	(77)	(151)
Other equity investments	—	—	—
Other	(22)	2	1
Investment gains (losses), net	$(1,339)	$(133)	$(713)

For the years ended December 31, 2025, 2024 and 2023, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $2 million, $2 million and $1 million.

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
The following table presents the gross notional amount and fair value of the Company’s derivatives:

Derivative Instruments by Category

	December 31, 2025				December 31, 2024
		Fair Value				Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$3,286	$96	$142	$(46)	$2,940	$111	$95	$16
Interest swaps	952	—	330	(330)	952	—	306	(306)
Total: designated for hedge accounting	4,238	96	472	(376)	3,892	111	401	(290)
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	15,052	1	—	1	14,530	3	—	3
Swaps	18,290	61	47	14	16,264	65	19	46
Options	88,273	27,686	6,580	21,106	70,685	20,647	4,319	16,328
Forwards	—	34	—	34	—	—	—	—
Interest rate contracts:
Futures	8,802	—	—	—	9,310	—	—	—
Swaps	601	—	18	(18)	672	—	41	(41)
Options	50	5	—	5	—	—	—	—
Credit contracts:
Credit default swaps	397	1	11	(10)	275	12	10	2
Currency contracts:
Currency swaps	—	—	—	—	828	26	—	26
Currency forwards	90	15	16	(1)	28	17	17	—
Other freestanding contracts:
Margin	—	948	—	948	—	796	—	796
Collateral	—	144	20,776	(20,632)	—	137	16,908	(16,771)
Total: not designated for hedge accounting	131,555	28,895	27,448	1,447	112,592	21,703	21,314	389

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2)	—	—	21,819	(21,819)	—	—	17,212	(17,212)
Modco payable	—	(1)	—	(1)	—	—	—	—
Total embedded derivatives	—	(1)	21,819	(21,820)	—	—	17,212	(17,212)

Total derivative instruments	$135,793	$28,990	$49,739	$(20,749)	$116,484	$21,814	$38,927	$(17,113)
______________
(1)Reported in other invested assets in the consolidated balance sheets.
(2)Reported in policyholders’ account balances in the consolidated balance sheets.

The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss):

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Derivative Instruments by Category

	Year Ended December 31, 2025				Year Ended December 31, 2024
	Net Derivative Gains (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivative Gains (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI

Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$—	$15	$94	$(160)	$(10)	$16	$(49)	$77
Interest swaps	—	(20)	—	13	—	(11)	—	32
Total: designated for hedge accounting	—	(5)	94	(147)	(10)	5	(49)	109
Derivatives: not Designated for hedge accounting
Equity contracts:
Futures	564	—	—	—	358	—	—	—
Swaps	(1,782)	—	—	—	(1,831)	—	—	—
Options	5,950	—	—	—	6,597	—	—	—
Forwards	34	—	—	—	—	—	—	—
Interest rate contracts:
Futures	(141)	—	—	—	(121)	—	—	—
Swaps	(5)	—	—	—	(322)	—	—	—
Options	(2)	—	—	—	—	—	—	—
Credit contracts:
Credit default swaps	(5)	—	—	—	(3)	—	—	—
Currency contracts:
Currency swaps	(74)	—	—	—	29	—	—	—
Currency forwards	(4)	—	—	—	2	—	—	—
Other freestanding contracts:
Margin	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	4,535	—	—	—	4,709	—	—	—

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features	(6,571)	—	—	—	(7,250)	—	—	—
Modco payable	(19)	—	—	—	—	—	—	—
Total embedded derivatives	(6,590)	—	—	—	(7,250)	—	—	—

Total derivative instruments	$(2,055)	$(5)	$94	$(147)	$(2,551)	$5	$(49)	$109

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2023
	Net Derivative Gains (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI

Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$(4)	$13	$(23)	$(12)
Interest swaps	(18)	58	—	(40)
Total: designated for hedge accounting	(22)	71	(23)	(52)
Derivatives: not Designated for hedge accounting
Equity contracts:
Futures	(73)	—	—	—
Swaps	(1,990)	—	—	—
Options	5,711	—	—	—
Forwards	—	—	—	—
Interest rate contracts:
Futures	39	—	—	—
Swaps	12	—	—	—
Options	—	—	—	—
Credit contracts:
Credit default swaps	(7)	—	—	—
Currency contracts:
Currency swaps	(23)	—	—	—
Currency forwards	—	—	—	—
Other freestanding contracts:
Margin	—	—	—	—
Collateral	—	—	—	—
Total: not designated for hedge accounting	3,669	—	—	—

Embedded derivatives:
SCS, SIO,MSO and IUL indexed features	(6,044)	—	—	—
Modco payable	—	—	—	—
Total embedded derivatives	(6,044)	—	—	—

Total derivative instruments (1)	$(2,397)	$71	$(23)	$(52)
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
The following table presents a roll-forward of cash flow hedges recognized in AOCI:
Roll-forward of Cash flow hedges in AOCI

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Balance, beginning of period	$80	$(29)	$22
Amount recorded in AOCI
Currency swaps	(62)	37	(23)
Interest swaps	(24)	5	(17)
Total amount recorded in AOCI	(86)	42	(40)
Amount reclassified from (to) income to AOCI
Currency swaps (1)	(98)	40	11
Interest swaps (1)	37	27	(22)
Total amount reclassified from (to) income to AOCI	(61)	67	(11)
Balance, end of period (2)	$(67)	$80	$(29)
______________
(1)    Currency swaps income is reported in Net investment income in the consolidated statements of income (loss). Interest swaps income is reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)    The Company does not estimate the amount of the deferred losses in AOCI at December 31, 2025, 2024 and 2023 which will be released and reclassified into net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of December 31, 2025 and 2024 are exchange-traded and net settled daily in cash. As of December 31, 2025 and 2024, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $810 million and $704 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $128 million and $99 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $26 million and $11 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of December 31, 2025 and 2024, respectively, the Company held $20.8 billion and $16.9 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $144 million and $137 million as of December 31, 2025 and 2024, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
As of December 31, 2025 and 2024, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables present information about the Company’s offsetting of financial assets and liabilities and derivative instruments:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of December 31, 2025

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$28,990	$20,424	$8,566	$(7,344)	$1,222
Secured lending	408	—	408	—	408
Other financial assets	1,994	—	1,994	—	1,994
Other invested assets	$31,392	$20,424	$10,968	$(7,344)	$3,624

Liabilities:
Derivative liabilities (2)	$20,575	$20,424	$151	$—	$151
Secured lending	408	—	408	—	408
Other financial liabilities	6,442	—	6,442	—	6,442
Other liabilities	$27,425	$20,424	$7,001	$—	$7,001
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
The carrying value of goodwill from the Company’s Asset Management reporting unit totaled $5.1 billion and $5.1 billion at December 31, 2025 and 2024, resulting from its investment in AB as well as direct strategic acquisitions of AB, including its purchases of Sanford C. Bernstein, Inc and CarVal.
As of December 31, 2025 and 2024, the Company’s annual testing resulted in no impairment of this goodwill, as the fair value of the reporting unit exceeded its carrying amount at each respective date.
Other Intangible Assets
The Company’s intangible assets primarily relate to amounts assigned to acquired investment management contracts based on their estimated fair values at the time of acquisition, less accumulated amortization.
The gross carrying amount of AB-related intangible assets was $1.2 billion as of December 31, 2025 and $1.2 billion as of December 31, 2024, and the accumulated amortization of these intangible assets was $1.0 billion and $970 million as of December 31, 2025 and 2024, respectively. Amortization expense for AB-related intangible assets totaled $58 million, $59 million, and $58 million for 2025, 2024 and 2023, respectively. Estimated annual amortization expense for each of the next five years is approximately $58 million, $37 million, $26 million, $24 million and $24 million, respectively.
The Company reviews indefinite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. This test is performed at least annually or as triggering events occur. As of December 31, 2025 and December 31, 2024 the Company’s impairment assessment indicated that our intangible assets were not impaired. During the fourth quarter of 2024, AB performed an assessment which indicated an impairment of the intangible assets associated with AB’s various smaller historical acquisitions that were other than temporary. Due to the loss of certain investment management contracts, the carrying value of the finite-lived intangible assets exceeded the fair value of the contracts. As such, an impairment charge of $4 million was recorded in Other operating costs and expenses in the consolidated income statement.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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
Summarized financial information for the Company’s Closed Block is as follows:

	December 31,
	2025	2024
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$4,970	$5,213
Other liabilities	118	62
Total Closed Block liabilities	5,088	5,275

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $2,621 and $2,888) (allowance for credit losses of $0 and $0)	2,566	2,746
Mortgage loans on real estate (net of allowance for credit losses of $24 and $21)	1,426	1,531
Policy loans	500	523
Cash and other invested assets	257	17
Other assets	97	130
Total assets designated to the Closed Block	4,846	4,947

Excess of Closed Block liabilities over assets designated to the Closed Block	242	328
Amounts included in AOCI:
Net unrealized investment gains (losses), net of income tax: $12 and $30	(44)	(112)
Maximum future earnings to be recognized from Closed Block assets and liabilities	$198	$216

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
The Company’s Closed Block revenues and expenses were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Revenues:
Premiums and other income	$99	$109	$115
Net investment income (loss)	198	204	209
Investment gains (losses), net	(2)	(9)	(8)
Total revenues	295	304	316

Benefits and Other Deductions:
Policyholders’ benefits and dividends	271	286	309
Other operating costs and expenses	1	2	—
Total benefits and other deductions	272	288	309
Net income (loss), before income taxes	23	16	7
Income tax (expense) benefit	(5)	(3)	(2)
Net income (loss)	$18	$13	$5

7)    DAC AND OTHER DEFERRED ASSETS/LIABILITIES
The following table presents a reconciliation of DAC to the consolidated balance sheets:

	December 31,
	2025	2024
	(in millions)
Retirement
GMxB Core	$1,587	$1,605
EQUI-VEST Individual	153	154
Investment Edge	273	225
SCS	2,274	1,938
EQUI-VEST Group	789	768
Momentum	79	83
Corporate and Other
Term	288	314
Universal Life	167	170
Variable Universal Life	1,143	1,083
Indexed Universal Life	181	186
GMxB Legacy	472	517
Closed Block	98	107
Other	19	20
Total	$7,523	$7,170
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
During the third quarter of 2025, 2024 and 2023, the Company completed its annual assumption update and the impact to the current period amortization of DAC and DAC like balances due to the new assumptions is immaterial. There

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
were no other material changes to the inputs, judgments or calculation processes used in the DAC calculation during the three months and year ended December 31, 2025.

Changes in the DAC asset were as follows:

	Year Ended December 31, 2025
	Retirement						Corporate and Other						Total
	GMxB Core	EI	IE	SCS	EG	Momentum	Term	UL	VUL	IUL	GMxB Legacy	CB (1)
	(in millions)
Balance, beginning of period	$1,605	$154	$225	$1,938	$768	$83	$314	$170	$1,083	$186	$517	$107	$7,150
Capitalization	139	11	71	681	67	11	10	13	138	9	17	—	1,167
Amortization (2)	(157)	(12)	(23)	(336)	(46)	(15)	(36)	(12)	(68)	(12)	(62)	(9)	(788)
Recovery of acquisition costs (3)	—	—	—	(9)	—	—	—	(4)	(10)	(2)	—	—	(25)
Balance, end of period	$1,587	$153	$273	$2,274	$789	$79	$288	$167	$1,143	$181	$472	$98	$7,504
______________
(1)“CB” defined as Closed Block.
(2)DAC amortization of $1 million related to Other not reflected in table above.
(3)Related to third party reinsurance transactions.

	Year Ended December 31, 2024
	Retirement						Corporate and Other						Total
	GMxB Core	EI	IE	SCS	EG	Momentum	Term	UL	VUL	IUL	GMxB Legacy	CB
	(in millions)
Balance, beginning of period	$1,602	$155	$172	$1,571	$742	$82	$337	$174	$987	$188	$555	$116	$6,681
Capitalization	153	11	70	645	70	11	14	8	159	10	24	—	1,175
Amortization (1)	(150)	(12)	(17)	(278)	(44)	(10)	(37)	(12)	(63)	(12)	(62)	(9)	(706)
Balance, end of period	$1,605	$154	$225	$1,938	$768	$83	$314	$170	$1,083	$186	$517	$107	$7,150
______________
(1)DAC amortization of $5 million related to Other not reflected in table above..

	Year Ended December 31, 2023
	Retirement						Corporate and Other						Total
	GMxB Core	EI	IE	SCS	EG	Momentum	Term	UL	VUL	IUL	GMxB Legacy	CB

Balance, beginning of period	$1,625	$156	$148	$1,279	$710	$89	$362	$179	$889	$185	$593	$127	$6,342
Capitalization	121	11	38	507	73	10	14	7	155	14	26	—	976
Amortization (1)	(144)	(12)	(14)	(215)	(41)	(17)	(39)	(12)	(57)	(11)	(64)	(11)	(637)
Balance, end of period	$1,602	$155	$172	$1,571	$742	$82	$337	$174	$987	$188	$555	$116	$6,681
______________
(1)    DAC amortization of $4 million related to Other not reflected in table above.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

Changes in the Retirement and Corporate and Other sales inducement assets were as follows:

	Year Ended December 31,
	2025		2024		2023
	Retirement	Corporate and Other	Retirement	Corporate and Other	Retirement	Corporate and Other
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(in millions)
Balance, beginning of period	$117	$160	$127	$179	$137	$200
Capitalization	2	—	2	—	2	—
Amortization	(12)	(19)	(12)	(19)	(12)	(21)
Balance, end of period	$107	$141	$117	$160	$127	$179

Changes in the Corporate and Other unearned revenue liability were as follows:

	Year Ended December 31,
	2025			2024			2023
	UL	VUL	IUL	UL	VUL	IUL	UL	VUL	IUL
	(in millions)
Balance, beginning of period	$114	$840	$250	$107	$754	$210	$95	$684	$157
Capitalization	13	149	45	15	135	55	19	115	64
Amortization	(8)	(54)	(18)	(8)	(49)	(15)	(7)	(45)	(11)
Recovery of unearned revenue reserves (1)	(7)	(69)	(23)	—	—	—	—	—	—
Balance, end of period	$112	$866	$254	$114	$840	$250	$107	$754	$210
______________
(1)    Related to the RGA Reinsurance Transaction.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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
Fair Value Measurements as of December 31, 2025

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$42,345	$2,496	$44,841
U.S. Treasury, government and agency	—	3,737	—	3,737
States and political subdivisions	—	310	—	310
Foreign governments	—	482	—	482
Residential mortgage-backed (2)	—	7,086	—	7,086
Asset-backed (3)	—	14,513	1,545	16,058
Commercial mortgage-backed	—	4,552	38	4,590
Redeemable preferred stock	—	58	—	58
Total fixed maturities, AFS	—	73,083	4,079	77,162
Fixed maturities, at fair value using the fair value option	—	2,484	459	2,943
Mortgage loans, at fair value using the fair value option	—	—	50	50
Other equity investments (4)	247	210	17	474
Trading securities	404	882	286	1,572
Other invested assets:
Short-term investments	—	28	68	96
Assets of consolidated VIEs/VOEs	33	318	1	352
Swaps	—	(380)	—	(380)
Credit default swaps	—	(10)	—	(10)
Futures	1	—	—	1
Options	—	21,111	—	21,111
Forwards	—	33	—	33
Total other invested assets	34	21,100	69	21,203
Cash equivalents	4,998	—	—	4,998
Segregated securities	—	499	—	499
Purchased market risk benefits	—	—	5,260	5,260
Assets for market risk benefits	—	—	752	752
Modco payable (5)	—	—	(1)	(1)
Separate Accounts assets (6)	133,142	2,678	—	135,820
Total Assets	$138,825	$100,936	$10,971	$250,732

Liabilities:
Notes issued by consolidated VIE’s, at fair value using the fair value option (7)	$—	$2,454	$254	$2,708
SCS, SIO, MSO and IUL indexed features’ liability	—	21,819	—	21,819
Liabilities of consolidated VIEs and VOEs	—	20	—	20
Liabilities for market risk benefits	—	—	10,153	10,153
Contingent payment arrangements	—	—	9	9
Total Liabilities	$—	$24,293	$10,416	$34,709
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Includes short position equity securities of $37 million that are reported in other liabilities.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
(5)Represents ceded reserves on NI modco (see Note 1 of the Notes to these Consolidated Financial Statements). Reflected in Amounts due from reinsurers.
(6)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of December 31, 2025, the fair value of such investments was $290 million.
(7)Accrued interest payable of $19 million is reported in Notes issued by consolidated VIE’s, at fair value using the fair value option in the consolidated balance sheets, which is not required to be measured at fair value on a recurring basis.
Fair Value Measurements as of December 31, 2024

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$46,879	$2,419	$49,298
U.S. Treasury, government and agency	—	4,288	—	4,288
States and political subdivisions	—	386	—	386
Foreign governments	—	554	—	554
Residential mortgage-backed (2)	—	4,383	—	4,383
Asset-backed (3)	—	13,467	285	13,752
Commercial mortgage-backed (2)	—	3,913	8	3,921
Redeemable preferred stock	—	59	—	59
Total fixed maturities, AFS	—	73,929	2,712	76,641
Fixed maturities, at fair value using the fair value option	—	1,778	275	2,053
Mortgage loans, at fair value using the fair value option	—	—	—	—
Other equity investments (4)	319	251	53	623
Trading securities	433	576	80	1,089
Other invested assets:
Short-term investments	—	36	—	36
Assets of consolidated VIEs/VOEs	16	137	2	155
Swaps	—	(259)	—	(259)
Credit default swaps	—	2	—	2
Futures	3	—	—	3
Options	—	16,328	—	16,328
Forwards	—	—	—	—
Total other invested assets	19	16,244	2	16,265
Cash equivalents	5,356	45	—	5,401
Segregated securities	2	498	—	500
Purchased market risk benefits	—	—	7,376	7,376
Assets for market risk benefits	—	—	863	863
Modco payable (5)	—	—	—	—
Separate Accounts assets (6)	131,714	2,489	—	134,203
Total Assets	$137,843	$95,810	$11,361	$245,014

Liabilities:
Notes issued by consolidated VIE’s, at fair value using the fair value option (7)	$—	$1,933	$172	$2,105
SCS, SIO, MSO and IUL indexed features’ liability	—	17,212	—	17,212
Liabilities for market risk benefits	—	—	11,810	11,810
Contingent payment arrangements	—	—	9	9
Total Liabilities	$—	$19,145	$11,991	$31,136
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
Mortgage Loans
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
After giving consideration to collateral arrangements, the Company reduced the fair value of its purchased MRB asset by $42 million and $382 million as of December 31, 2025 and 2024, respectively, to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the year ended December 31, 2025, fixed maturities with fair values of $756 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $64 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 55.9% of total equity as of December 31, 2025.
During the year ended December 31, 2024, fixed maturities with fair values of $127 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $105 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 6.8% of total equity as of December 31, 2024.
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses). Not included below are the changes in balances related to MRBs and purchased MRBs level 3 assets and liabilities, which are included in Note 10 of the Notes to these Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2025
	Corporate	Asset-backed	CMBS	Fixed maturities, at FVO
	(in millions)
Balance, beginning of period	$2,419	$285	$8	$275
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	6	(1)	—	—
Investment gains (losses), net	1	—	—	(6)
Subtotal	7	(1)	—	(6)
Other comprehensive income (loss)	23	14	1	—
Purchases	1,465	1,842	34	357
Debt issuances	—	—	—	—
Sales	(916)	(478)	(5)	(90)
Settlements	—	—	—	—
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	13	—	—	47
Transfers out of Level 3 (1)	(515)	(117)	—	(124)
Balance, end of period	$2,496	$1,545	$38	$459
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$3
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$18	$10	$1	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of December 31, 2025, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2025
	Mortgage Loans, at FVO	Other Equity Investments (1)	Trading Securities, at Fair Value	Short-term investments	Modco Payable	Notes issued by consolidated VIE’s	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$—	$55	$80	$—	$—	$(172)	$(9)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	—	2	1	—	—	—	—
Investment gains (losses), net	—	—	7	—	—	—	—
Subtotal	—	2	8	—		—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—
Purchases	50	27	235	68	—	—	—
Debt issuances	—	—	—	—	—	(102)	—
Sales	—	(68)	(37)	—	—	—	—
Settlements	—	—	—	—	—	20	—
Change in fair value of modco payable	—	—	—	—	(1)	—	—
Other	—	—	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	(2)	—	—	—	—	—
Transfers into Level 3 (2)	—	4	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—	—	—	—
Balance, end of period	$50	$18	$286	$68	$(1)	$(254)	$(9)

Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (3)	$—	$2	$7	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (3)	$—	$—	$—	$—	$—	$—	$—
______________
(1)Other Equity Investments include other invested assets.
(2)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(3)For instruments held as of December 31, 2025, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2024
	Corporate (3)	State and Political Subdivisions	Asset-backed (3)	CMBS
	(in millions)
Balance, beginning of period	$2,089	$—	$143	$7
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	8	—	1	—
Investment gains (losses), net	(4)	—	—	—
Subtotal	4	—	1	—
Other comprehensive income (loss)	18	—	3	1
Purchases	947	—	337	—
Sales	(571)	—	(185)	—
Settlements	—	—	—	—
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	(68)	—	(14)	—
Balance, end of period	$2,419	$—	$285	$8
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$17	$—	$3	$1
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of December 31, 2024, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Prior periods amounts have been revised to improve comparability.

	Year Ended December 31, 2024
	Fixed maturities, at FVO	Other Equity Investments (1)	Trading Securities, at Fair Value	Notes issued by consolidated VIE’s	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$181	$57	$61	$—	$(253)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	(23)	1	—	—	—
Investment gains (losses), net	1	—	14	—	—
Subtotal	(22)	1	14	—	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases	163	—	5	—	—
Debt issuances	—	—	—	(188)	—
Sales	(107)	(2)	—	—	—
Settlements	—	—	—	16	3
Change in fair value of modco payable	—	—	—	—	—
Other	—	—	—	—	241

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2024
	Fixed maturities, at FVO	Other Equity Investments (1)	Trading Securities, at Fair Value	Notes issued by consolidated VIE’s	Contingent Payment Arrangement
	(in millions)
Activity related to consolidated VIEs/VOEs	—	(1)	—	—	—
Transfers into Level 3 (2)	105	—	—	—	—
Transfers out of Level 3 (2)	(45)	—	—	—	—
Balance, end of period	$275	$55	$80	$(172)	$(9)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (3)	$18	$1	$14	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (3)	$—	$—	$—	$—	$—
_____________
(1)Other Equity Investments include other invested assets.
(2)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(3)For instruments held as of December 31, 2024, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities:
Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2025

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	1,189	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	4.8x - 34.0x 7.3% - 21.3% 0.6x - 29.5x 2.1% - 80.0%	13.8x 3.4% 15.0x 10.3%
Other equity investments	3	Discounted Cash Flow	Earnings multiple	6.9x - 9.4x	6.9x
Trading securities, at fair value (5)	83	Discounted cash flow	Earnings multiple Discount factor Discount years	10.9x 10.0% 7
Trading securities, at fair value (5)	139	Market comparable companies	EBITDA Multiples Cashflow Multiples	6.8x - 34.0x 4.0x - 29.5x	15.1x 7.6x
Mortgage loans, at fair value using the fair value option	50	Discounted cash flow	Discount rate Loan to value	5.1% - 5.7% 64.0% - 64.5%
Purchased MRB asset (1) (2) (4)	5,260	Discounted cash flow	Lapse rates Withdrawal rates GMIB Utilization rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.04% - 13.67% 0.12% - 6.51% 0.04% - 63.69% 3 bps - 85 bps 13% - 29% 0.01% - 0.17% 0.06% - 0.51% 0.31% - 40.40%	2.34% 0.68% 6.87% 7 bps 23% 3.41% (same for all ages) (same for all ages)
Liabilities:
AB Contingent consideration payable	$9	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 13.3% 1.9% - 1.9%	6.8% 1.9%
Direct MRB (1) (2) (3) (4)	9,401	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	77 bps 0.04%-38.09% 0.00%-8.00% 0.04%-100.00% 0.01%-0.17% 0.06%-0.51% 0.31%-40.40%	77 bps 4.09% 0.83% 5.29% 2.95% (same for all ages) (same for all ages)
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
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $10.2 billion of MRB liabilities and $752 million of MRB assets.
(4)Includes Legacy and Core products.
(5)Certain newly acquired Level 3 Trading securities are not presented as cost basis approximates fair value as of December 31, 2025.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2024

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$402	Matrix pricing model	Spread over benchmark	70 bps - 220 bps	153 bps
Corporate	981	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	4.7x - 36.5x 8.4% - 34.9% 1.8x - 11.8x 0.0% - 56.4%	12.2x 3.9% 4.5x 15.0%
Trading securities, at fair value (5)	75	Discounted cash flow	Earnings multiple Discounts factor Discount years	8.6x 10.0% 7
Trading securities, at fair value (5)	1	Market comparable companies	Cashflow Multiples	8.4x - 8.4x	8.4x
Purchased MRB asset (1) (2) (4)	7,376	Discounted cash flow	Lapse rates Withdrawal rates GMIB Utilization rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.24% - 13.05% 0.06% - 11.65% 0.04% - 66.70% 33 bps - 93 bps 12% - 29% 0.01% - 0.17% 0.06% - 0.52% 0.32% - 41.20%	2.17% 0.48% 6.75% 34 bps 23% 3.36% (same for all ages) (same for all ages)
Liabilities:
AB Contingent consideration payable	$9	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 29.3% 1.9% - 10.4%	5.5% 7.3%
Direct MRB (1) (2) (3) (4)	10,947	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	94 bps 0.24% - 36.18% 0.00% - 11.65% 0.04% - 100.00% 0.01% - 0.17% 0.06% - 0.52% 0.32% - 41.20%	94 bps 3.57% 0.58% 5.15% 3.00% (same for all ages) (same for all ages)
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
Excluded from the tables above as of December 31, 2025 and 2024, respectively, are approximately $3.5 billion and $1.7 billion of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of December 31, 2025 and 2024, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of December 31, 2025 and 2024, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2025:
Mortgage loans on real estate	$22,668	$—	$—	$21,907	$21,907
Policy loans	$1,862	$—	$—	$1,958	$1,958
Policyholders’ liabilities: Investment contracts	$2,808	$—	$—	$2,777	$2,777
Modco payable (1)	$323	$—	$—	$323	$323
Funding agreements	$17,996	$—	$17,916	$—	$17,916
Short-term debt	$25	$—	$25	$—	$25
Long-term debt	$3,835	$—	$3,814	$—	$3,814
Separate Accounts liabilities	$12,365	$—	$—	$12,365	$12,365

December 31, 2024:
Mortgage loans on real estate	$20,072	$—	$—	$18,567	$18,567
Policy loans	$4,330	$—	$—	$4,559	$4,559
Policyholders’ liabilities: Investment contracts	$2,046	$—	$—	$1,996	$1,996
Modco payable (1)	$—	$—	$—	$—	$—
Funding agreements	$13,013	$—	$12,669	$—	$12,669
Short-term debt	$—	$—	$—	$—	$—
Long-term debt	$3,833	$—	$3,722	$—	$3,722
Separate Accounts liabilities	$12,055	$—	$—	$12,055	$12,055
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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
9)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS
The following table reconciles the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheets:

	December 31, 2025
	2025	2024
	(in millions)
Reconciliation
Term	$1,241	$1,285
Payout	5,243	5,050
Group Pension - Benefit Reserve & DPL	432	460
Health	1,316	1,362
UL	1,328	1,246
Subtotal	9,560	9,403
Whole Life Closed Block and Open Block products	4,980	5,204
Other (1)	936	901
Future policyholder benefits total	15,476	15,508
Other policyholder funds and dividends payable	2,184	2,105
Total	$17,660	$17,613
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
The following table summarizes balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts:

	Year Ended December 31,
	2025				2024
	Retirement	Corporate & Other			Retirement	Corporate & Other
	Payout	Term	Group Pension	Health	Payout	Term	Group Pension	Health
	( in millions)
Present Value of Expected Net Premiums

Balance, beginning of period	$—	$1,932	$—	$(25)	$—	$2,133	$—	$(21)
Beginning balance at original discount rate	—	1,959	—	(26)	—	2,058	—	(22)
Effect of changes in cash flow assumptions (1)	—	(30)	—	—	—	21	—	(3)
Effect of actual variances from expected experience	—	(80)	—	(2)	—	(82)	—	(5)
Adjusted beginning of period balance	—	1,849	—	(28)	—	1,997	—	(30)
Issuances	—	35	—	—	—	52	—	—
Interest accrual	—	91	—	(1)	—	97	—	(1)
Net premiums collected	—	(173)	—	5	—	(187)	—	5
Ending Balance at original discount rate	—	1,802	—	(24)	—	1,959	—	(26)
Effect of changes in discount rate assumptions	—	16	—	1	—	(27)	—	1
Balance, end of period	$—	$1,818	$—	$(23)	$—	$1,932	$—	$(25)

Present Value of Expected Future Policy Benefits

Balance, beginning of period	$5,050	$3,216	$460	$1,337	$4,464	$3,480	$490	$1,484
Beginning balance of original discount rate	5,390	3,215	514	1,555	4,680	3,330	536	1,672
Effect of changes in cash flow assumptions	(459)	(46)	—	—	—	39	—	—
Effect of actual variances from expected experience	(4)	(105)	2	—	(2)	(103)	2	(11)
Adjusted beginning of period balance	4,927	3,064	516	1,555	4,678	3,266	538	1,661
Issuances	788	39	—	—	994	56	20	—
Interest accrual	191	155	17	50	174	163	18	54
Benefits payments	(504)	(267)	(61)	(147)	(456)	(270)	(62)	(160)
Ending Balance at original discount rate	5,402	2,991	472	1,458	5,390	3,215	514	1,555
Effect of changes in discount rate assumptions	(159)	67	(40)	(165)	(340)	1	(54)	(218)
Balance, end of period	$5,243	$3,058	$432	$1,293	$5,050	$3,216	$460	$1,337
Impact of flooring LFPB at zero	—	1	—	—	—	1	—	—
Net liability for future policy benefits	5,243	1,241	432	1,316	5,050	1,285	460	1,362
Less: Reinsurance recoverable	(1,185)	(931)	—	(1,025)	(1,347)	8	—	(1,070)
Net liability for future policy benefits, after reinsurance recoverable	$4,058	$310	$432	$291	$3,703	$1,293	$460	$292

Weighted-average duration of liability for future policyholder benefits (years)	7.5	6.8	6.8	8.2	7.7	6.7	6.9	8.4
______________
(1)Includes the net income impact due to novation that occurred during the first quarter of 2025 as described in Note 1 of the Notes to these Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2023
	Retirement	Corporate and Other
	Payout	Term	Group Pension	Health
	( in millions)
Present Value of Expected Net Premiums

Balance, beginning of period	$—	$2,100	$—	$(5)
Beginning balance at original discount rate	—	2,078	—	(5)
Effect of changes in cash flow assumptions	—	47	—	(6)
Effect of actual variances from expected experience	—	(37)	—	(12)
Adjusted beginning of period balance	—	2,088	—	(23)
Issuances	—	65	—	—
Interest accrual	—	100	—	(1)
Net premiums collected	—	(195)	—	2
Ending Balance at original discount rate	—	2,058	—	(22)
Effect of changes in discount rate assumptions	—	75	—	1
Balance, end of period	$—	$2,133	$—	$(21)

Present Value of Expected Future Policy Benefits

Balance, beginning of period	$3,517	$3,465	$523	$1,553
Beginning balance of original discount rate	3,869	3,391	583	1,795
Effect of changes in cash flow assumptions	—	59	—	(6)
Effect of actual variances from expected experience	(4)	(45)	—	(22)
Adjusted beginning of period balance	3,865	3,405	$583	1,767
Issuances	1,044	70	—	—
Interest accrual	127	167	20	57
Benefits payments	(356)	(312)	(67)	(152)
Ending Balance at original discount rate	4,680	3,330	536	1,672
Effect of changes in discount rate assumptions	(216)	150	(46)	(188)
Balance, end of period	$4,464	$3,480	$490	$1,484
Impact of flooring LFPB at zero	—	1	—	—
Net liability for future policy benefits	4,464	1,348	490	1,505
Less: Reinsurance recoverable	(969)	25	—	(1,191)
Net liability for future policy benefits, after reinsurance recoverable	$3,495	$1,373	$490	$314
Weighted-average duration of liability for future policyholder benefits (years)	8.0	7.0	7.1	8.7

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts:

	December 31,
	2025	2024
	(in millions)
Term
Expected future benefit payments and expenses (undiscounted)	$5,214	$5,613
Expected future gross premiums (undiscounted)	6,250	6,597
Expected future benefit payments and expenses (discounted; AOCI basis)	3,058	3,216

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	December 31,
	2025	2024
Expected future gross premiums (discounted; AOCI basis)	3,424	3,507

Payout
Expected future benefit payments and expenses (undiscounted)	7,683	7,686
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	5,127	4,938
Expected future gross premiums (discounted; AOCI basis)	—	—

Group Pension
Expected future benefit payments and expenses (undiscounted)	578	630
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	412	436
Expected future gross premiums (discounted; AOCI basis)	—	—

Health
Expected future benefit payments and expenses (undiscounted)	1,987	2,139
Expected future gross premiums (undiscounted)	60	70
Expected future benefit payments and expenses (discounted; AOCI basis)	1,280	1,323
Expected future gross premiums (discounted; AOCI basis)	$48	$55

The table below summarizes the revenue and interest related to nonparticipating traditional and limited payment contracts:

	Year Ended December 31,
	2025	2024	2023	2025	2024	2023
	Gross Premium			Interest Accretion
	(in millions)
Revenue and Interest Accretion
Term	$317	$336	$352	$64	$66	$67
Payout	223	271	266	211	207	149
Group Pension	—	—	—	17	18	19
Health	10	12	15	51	54	58
Total	$550	$619	$633	$343	$345	$293

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
The following table provides the weighted average interest rates for the liability for future policy benefits:

	December 31, 2025
	2025	2024
Weighted Average Interest Rate
Term
Interest accretion rate	5.6%	5.6%
Current discount rate	4.9%	5.2%
Payout
Interest accretion rate	4.5%	4.4%
Current discount rate	5.0%	5.3%
Group Pension
Interest accretion rate	3.4%	3.4%
Current discount rate	4.8%	5.2%
Health
Interest accretion rate	3.4%	3.4%
Current discount rate	5.0%	5.4%
The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities:

	Year Ended December 31,
	2025	2024	2023
	Corporate and Other
	UL
	(in millions)
Balance, beginning of period	$1,246	$1,208	$1,109
Beginning balance before AOCI adjustments	1,302	1,245	1,135
Effect of changes in interest rate & cash flow assumptions and model changes	5	—	(10)
Effect of actual variances from expected experience	63	4	56
Adjusted beginning of period balance	1,370	1,249	1,181
Interest accrual	60	56	52
Net assessments collected	8	70	69
Benefit payments	(91)	(73)	(57)
Ending balance before shadow reserve adjustments	1,347	1,302	1,245
Effect of reserve adjustment recorded in AOCI	(19)	(56)	(37)
Balance, end of period	$1,328	$1,246	$1,208

Net liability for additional liability	$1,328	$1,246	$1,208
Less: Reinsurance recoverable	(1,102)	—	—
Net liability for additional liability, after reinsurance recoverable	$226	$1,246	$1,208

Weighted-average duration of additional liability - death benefit (years)	18.7	19.4	19.9

The following tables provide the revenue, interest and weighted average interest rates, related to the additional insurance liabilities:

	Year Ended December 31,
	2025	2024	2023	2025	2024	2023
	Assessments			Interest Accretion
	(in millions)
Revenue and Interest Accretion
UL	$378	$663	$670	$60	$56	$51
Total	$378	$663	$670	$60	$56	$51

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2025	2024	2023

Weighted Average Interest Rate
UL	4.5%	4.5%	4.5%
Interest accretion rate	4.5%	4.5%	4.5%
The discount rate used for additional insurance liabilities reserve is based on the crediting rate at issue.
10)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for MRBs for the GMxB benefits on deferred variable annuities:

	Year Ended December 31,
	2025				2024
	Retirement	Corporate and Other			Retirement	Corporate and Other
	GMxB Core	GMxB Legacy	Legacy Purchased MRB (3)	Net Legacy	GMxB Core	GMxB Legacy	Legacy Purchased MRB (3)	Net Legacy
	(in millions)
Balance, beginning of period	$496	$10,508	$(7,372)	$3,136	$597	$13,425	$(9,448)	$3,977
Balance BOP before changes in the instrument specific credit risk	163	9,735	(7,368)	2,367	319	13,023	(9,409)	3,614
Model changes and effect of changes in cash flow assumptions (4)	38	(1,277)	1,803	526	88	(59)	150	92
Actual market movement effect	(354)	(909)	447	(462)	(269)	(1,206)	654	(552)
Interest accrual	54	365	(222)	143	61	586	(419)	167
Attributed fees accrued (1)	404	648	(194)	454	404	802	(272)	530
Benefit payments	(44)	(1,069)	504	(565)	(41)	(1,217)	670	(547)
Actual policyholder behavior different from expected behavior	28	39	(23)	16	32	(37)	2	(35)
Changes in future economic assumptions	105	393	(210)	183	(428)	(2,157)	1,256	(901)
Issuances	—	—	—	—	(3)	—	—	—
Balance EOP before changes in the instrument-specific credit risk	394	7,925	(5,263)	2,662	163	9,735	(7,368)	2,367
Changes in the instrument-specific credit risk (2)	410	708	5	713	333	773	(4)	769
Balance, end of period	$804	$8,633	$(5,258)	$3,375	$496	$10,508	$(7,372)	$3,136

Weighted-average age of policyholders (years)	66.3	74.3	73.7	N/A	65.4	73.6	73.2	N/A
Net amount at risk	$2,853	$14,874	$6,708	N/A	$2,868	$19,041	$10,142	N/A
_____________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Changes are recorded in OCI except for reinsurer credit which is reflected in the consolidated income statement.
(3)Purchased MRB is the impact of non-affiliated reinsurance.
(4)Includes the net income impact of the novation, as described in Note 1 of the Notes to these Consolidated Financial Statements, in the first quarter of 2025 and the impact primarily of a non-affiliated recapture of reinsurance completed in the first quarter of 2024.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2023
	Retirement	Corporate and Other
	GMxB Core	GMxB Legacy	Purchased MRB (3)	Net Legacy
	(in millions)
Balance, beginning of the period (“BOP”)	$533	$14,690	$(10,440)	$4,250
Balance BOP before changes in the instrument specific credit risk	529	15,310	(10,376)	4,934
Model changes and effect of changes in cash flow assumptions	41	2	(42)	(40)
Actual market movement effect	(478)	(1,849)	989	(860)
Interest accrual	73	770	(555)	215
Attributed fees accrued (1)	407	843	(284)	559
Benefit payments	(47)	(1,354)	768	(586)
Actual policyholder behavior different from expected behavior	23	(14)	(41)	(55)
Changes in future economic assumptions	(230)	(685)	132	(553)
Issuances	1	—	—	—
Balance EOP before changes in the instrument-specific credit risk	319	13,023	(9,409)	3,614
Changes in the instrument-specific credit risk (2)	278	402	(39)	363
Balance, end of the period (“EOP”)	$597	$13,425	$(9,448)	$3,977

Weighted-average age of policyholders (years)	64.4	73.0	72.6	N/A
Net amount at risk	$2,995	$21,136	$11,343	N/A
______________
(1)    Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)    Changes are recorded in OCI.
(3)    Purchased MRB is the impact of non-affiliated reinsurance.
The following table reconciles MRBs by the amounts in an asset position and amounts in a liability position to the MRB amounts in the consolidated balance sheets:

	December 31, 2025					December 31, 2024
	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total
	(in millions)
Retirement
GMxB Core	$(436)	$1,240	$804	$—	$804	$(514)	$1,010	$496	$—	$496
Corporate and Other
GMxB Legacy	(190)	8,823	8,633	(5,258)	3,375	(230)	10,738	10,508	(7,372)	3,136
Other (1)	(126)	90	(36)	(2)	(38)	(119)	62	(57)	(4)	(61)
Total	$(752)	$10,153	$9,401	$(5,260)	$4,141	$(863)	$11,810	$10,947	$(7,376)	$3,571
______________
(1)Other primarily includes SCS.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
11)     POLICYHOLDER ACCOUNT BALANCES
The following table reconciles the policyholders account balances to the policyholders’ account balance liability in the consolidated balance sheets:

	December 31,
	2025	2024
	(in millions)
Policyholders’ account balance reconciliation
Retirement
SCS	$80,752	$65,267
EQUI-VEST Individual	1,819	2,037
EQUI-VEST Group	10,968	11,158
Momentum	489	527
GMxB Core	(52)	(4)
Corporate and Other
Universal Life	4,924	5,065
Variable Universal Life	5,165	4,982
GMxB Legacy	222	226
Other (1)	11,150	8,658
Balance (exclusive of Funding Agreements)	115,437	97,916
Funding Agreements	17,996	13,013
Balance, end of period	$133,433	$110,929
_____________
(1)Primarily reflects products Retirement Payout, Retirement Other, Indexed Universal Life, Investment Edge, Group Pension and Closed Block.
The following table summarizes the balances and changes in policyholder’s account balances:

	Year Ended December 31, 2025
	Retirement					Corporate and Other
	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum	Universal Life	Variable Universal Life	GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$(4)	$65,267	$2,037	$11,158	$527	$5,065	$4,982	$226
Premiums received	165	140	39	603	55	594	115	8
Policy charges	(2)	(103)	—	(4)	(1)	(663)	(280)	11
Surrenders and withdrawals	(28)	(5,766)	(270)	(1,477)	(119)	(81)	(3)	(61)
Benefit payments	(1)	(387)	(61)	(69)	(3)	(206)	(147)	(15)
Net transfers from (to) separate account	(189)	13,980	18	410	18	—	280	8
Interest credited (2)	7	7,621	56	347	12	215	218	12
Other (4)	—	—	—	—	—	—	—	33
Balance, end of period	$(52)	$80,752	$1,819	$10,968	$489	$4,924	$5,165	$222

Weighted-average crediting rate	1.93%	N/A	3.01%	2.76%	2.28%	3.84%	3.69%	2.78%
Net amount at risk (3)	$2,853	$2	$97	$7	$—	$31,047	$117,823	$14,874
Cash surrender value	$183	$77,492	$1,812	$10,924	$489	$3,300	$3,199	$426
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
(4)Includes the PAB from the policies novated to Venerable, as described in Note 1 of the Notes to these Consolidated Financial Statements.

	Year Ended December 31, 2024
	Retirement					Corporate and Other
	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum	Universal Life	Variable Universal Life	GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$36	$49,002	$2,322	$11,563	$608	$5,202	$4,850	$293
Premiums received	233	14	37	605	67	647	117	4
Policy charges	(3)	(23)	—	(4)	—	(712)	(265)	14
Surrenders and withdrawals	(35)	(4,110)	(347)	(1,603)	(148)	(79)	(42)	(86)
Benefit payments	(2)	(312)	(55)	(74)	(2)	(213)	(67)	(17)
Net transfers from (to) separate account	(240)	12,725	15	334	(11)	—	201	4
Interest credited (2)	7	7,971	65	337	13	220	188	14
Other	—	—	—	—	—	—	—	—
Balance, end of period	$(4)	$65,267	$2,037	$11,158	$527	$5,065	$4,982	$226

Weighted-average crediting rate	1.66%	N/A	2.98%	2.69%	2.48%	3.82%	3.68%	2.74%
Net amount at risk (3)	$2,868	$9	$101	$9	$—	$33,324	$117,420	$19,041
Cash surrender value	$228	$60,879	$2,030	$11,071	$528	$3,368	$3,162	$489
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

	Year Ended December 31, 2023
	Retirement					Corporate and Other
	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum	Universal Life	Variable Universal Life	GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$69	$35,702	$2,652	$12,045	$702	$5,340	$4,909	$382
Premiums received	222	10	36	626	70	698	134	10
Policy charges	(4)	(9)	—	(4)	(1)	(760)	(256)	9
Surrenders and withdrawals	(33)	(2,882)	(378)	(1,703)	(152)	(80)	(45)	(96)
Benefit payments	(2)	(256)	(70)	(71)	(4)	(218)	(114)	(26)
Net transfers from (to) separate account	(222)	10,155	6	272	(21)	—	24	(4)
Interest credited (2)	6	6,282	72	387	14	222	198	18
Other	—	—	4	11	—	—	—	—
Balance, end of period	$36	$49,002	$2,322	$11,563	$608	$5,202	$4,850	$293

Weighted-average crediting rate	1.59%	N/A	2.84%	2.66%	2.33%	3.77%	3.72%	2.71%
Net amount at risk (3)	$2,995	$1	$109	$10	$—	$35,490	$115,550	$21,136
Cash surrender value	$265	$45,738	$2,315	$11,506	$609	$3,423	$3,194	$572
______________

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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
The following table presents the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums:

December 31, 2025
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Retirement
GMxB Core	0.00% - 1.50%	$—	$10	$138	$—	$148
	1.51% - 2.50%	11	—	—	—	11
	Greater than 2.50%	27	—	—	—	27
	Total	$38	$10	$138	$—	$186

EQUI-VEST Individual	0.00% - 1.50%	$—	$27	$154	$—	$181
	1.51% - 2.50%	11	61	—	—	72
	Greater than 2.50%	1,565	—	—	—	1,565
	Total	$1,576	$88	$154	$—	$1,818

EQUI-VEST Group	0.00% - 1.50%	$1	$927	$2,247	$194	$3,369
	1.51% - 2.50%	339	—	—	—	339
	Greater than 2.50%	5,762	—	—	—	5,762
	Total	$6,102	$927	$2,247	$194	$9,470

Momentum	0.00% - 1.50%	$—	$12	$283	$47	$342
	1.51% - 2.50%	90	—	—	—	90
	Greater than 2.50%	52	—	5	—	57
	Total	$142	$12	$288	$47	$489

Corporate and Other
Universal Life	0.00% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	—	83	279	664	1,026
	Greater than 2.50%	3,175	689	—	—	3,864
	Total	$3,175	$772	$279	$670	$4,896

Variable Universal Life	0.00% - 1.50%	$17	$2	$132	$66	$217
	1.51% - 2.50%	39	373	257	—	669
	Greater than 2.50%	3,678	81	—	—	3,759
	Total	$3,734	$456	$389	$66	$4,645

GMxB Legacy	0.00% - 1.50%	$—	$58	$2	$—	$60
	1.51% - 2.50%	16	—	—	—	16
	Greater than 2.50%	351	—	—	—	351
	Total	$367	$58	$2	$—	$427

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

December 31, 2024
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Retirement
GMxB Core	0.00% - 1.50%	$11	$160	$—	$—	$171
	1.51% - 2.50%	12	—	—	—	12
	Greater than 2.50%	52	—	—	—	52
	Total	$75	$160	$—	$—	$235

EQUI-VEST Individual	0.00% - 1.50%	$42	$198	$—	$—	$240
	1.51% - 2.50%	38	—	—	—	38
	Greater than 2.50%	1,758	—	—	—	1,758
	Total	$1,838	$198	$—	$—	$2,036

EQUI-VEST Group	0.00% - 1.50%	$720	$2,391	$33	$258	$3,402
	1.51% - 2.50%	349	—	—	—	349
	Greater than 2.50%	6,076	—	—	—	6,076
	Total	$7,145	$2,391	$33	$258	$9,827

Momentum	0.00% - 1.50%	$—	$—	$269	$88	$357
	1.51% - 2.50%	79	29	—	—	108
	Greater than 2.50%	56	—	5	—	61
	Total	$135	$29	$274	$88	$526

Corporate and Other
Universal Life	0.00% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	—	90	284	655	1,029
	Greater than 2.50%	3,402	598	—	—	4,000
	Total	$3,402	$688	$284	$661	$5,035

Variable Universal Life	0.00% - 1.50%	$24	$13	$94	$40	$171
	1.51% - 2.50%	37	357	223	—	617
	Greater than 2.50%	3,667	2	20	—	3,689
	Total	$3,728	$372	$337	$40	$4,477

GMxB Legacy	0.00% - 1.50%	$67	$3	$—	$—	$70
	1.51% - 2.50%	19	—	—	—	19
	Greater than 2.50%	401	—	—	—	401
	Total	$487	$3	$—	$—	$490

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Separate Account - Summary
The following table reconciles the Separate Account liabilities to the Separate Account liability balance in the consolidated balance sheets:

	December 31, 2025	December 31, 2024
	(in millions)
Separate Account Reconciliation
Retirement
GMxB Core	$30,720	$30,411
EQUI-VEST Individual	4,836	4,782
Investment Edge	5,312	4,885
EQUI-VEST Group	33,714	30,546
Momentum	5,174	4,813
Corporate and Other
Variable Universal Life	20,383	18,176
GMxB Legacy	28,209	33,199
Other (1)	8,196	7,905
Total	$136,544	$134,717
______________
(1)Primarily reflects Corporate and Other products and Retirement products including Association and Retirement Other.
The following table presents the balances of and changes in Separate Account liabilities:

	Year Ended December 31, 2025
	Retirement					Corporate and Other
	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum	VUL	GMxB Legacy
	(in millions)
Balance, beginning of period	$30,411	$4,782	$4,885	$30,546	$4,813	$18,176	$33,199
Premiums and deposits	1,829	102	1,818	2,506	636	1,388	209
Policy charges	(500)	(4)	—	(19)	(25)	(585)	(506)
Surrenders and withdrawals	(3,805)	(529)	(504)	(2,840)	(946)	(727)	(3,150)
Benefit payments	(295)	(75)	(48)	(77)	(11)	(109)	(685)
Investment performance (1)	2,891	578	588	4,008	725	2,520	2,962
Net transfers from (to) General Account	189	(18)	(1,427)	(410)	(18)	(280)	(8)
Other charges (2)	—	—	—	—	—	—	(3,812)
Balance, end of period	$30,720	$4,836	$5,312	$33,714	$5,174	$20,383	$28,209

Cash surrender value	$29,876	$4,806	$5,229	$33,404	$5,169	$19,834	$28,001
_____________
(1)Investment performance is reflected net of M&E fees.
(2)Other charges include the Separate Account value novated to Venerable, as described in Note 1 of the Notes to these Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2024
	Retirement					Corporate and Other
	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum	VUL	GMxB Legacy
	(in millions)
Balance, beginning of period	$29,829	$4,582	$4,275	$26,959	$4,421	$15,821	$33,794
Premiums and deposits	2,032	95	1,795	2,360	729	1,290	220
Policy charges	(498)	(2)	(1)	(19)	(23)	(577)	(630)
Surrenders and withdrawals	(3,739)	(574)	(522)	(2,447)	(958)	(631)	(3,555)
Benefit payments	(259)	(55)	(35)	(67)	(14)	(101)	(748)
Investment performance (1)	2,806	751	512	4,094	647	2,575	4,122
Net transfers from (to) General Account	240	(15)	(1,139)	(334)	11	(201)	(4)
Other charges	—	—	—	—	—	—	—
Balance, end of period	$30,411	$4,782	$4,885	$30,546	$4,813	$18,176	$33,199

Cash surrender value	$29,569	$4,750	$4,795	$30,194	$4,806	$17,801	$32,931
______________
(1)Investment performance is reflected net of M&E fees.

	Year Ended December 31, 2023
	Retirement					Corporate and Other
	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum	VUL	GMxB Legacy
	(in millions)
Balance, beginning of period	$27,772	$4,161	$3,798	$22,393	$3,885	$13,187	$32,616
Premiums and deposits	1,590	93	844	2,174	644	1,195	219
Policy charges	(484)	(2)	—	(18)	(21)	(562)	(655)
Surrenders and withdrawals	(2,603)	(428)	(412)	(1,750)	(820)	(558)	(2,826)
Benefit payments	(226)	(57)	(39)	(55)	(13)	(71)	(728)
Investment performance (1)	3,558	817	543	4,463	725	2,654	5,164
Net transfers from (to) General Account	222	(6)	(459)	(273)	21	(24)	4
Other charges	—	4	—	25	—	—	—
Balance, end of period	$29,829	$4,582	$4,275	$26,959	$4,421	$15,821	$33,794

Cash surrender value	$28,991	$4,549	$4,188	$26,683	$4,414	$15,478	$33,512
______________
(1)Investment performance is reflected net of M&E fees.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
The following table presents the aggregate fair value of Separate Account assets by major asset category:

	December 31, 2025
	Retirement	Corporate & Other			Total
		Legacy	Life	Other
	(in millions)
Asset Type
Debt securities	$16	$—	$43	$12	$71
Common Stock	573	—	73	1,863	2,509
Mutual Funds	82,973	28,276	20,870	632	132,751
Bonds and Notes	8	—	91	1,114	1,213
Total	$83,570	$28,276	$21,077	$3,621	$136,544

	December 31, 2024
	Retirement	Corporate & Other			Total
		Legacy	Life	Other
	(in millions)
Asset Type
Debt securities	$15	$—	$51	$13	$79
Common Stock	508	—	68	1,631	2,207
Mutual Funds	78,808	33,214	18,611	659	131,292
Bonds and Notes	5	—	98	1,036	1,139
Total	$79,336	$33,214	$18,828	$3,339	$134,717
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Balance Sheet Classification of Operating Lease Assets and Liabilities

		December 31,
	Balance Sheet Line Item	2025	2024
		(in millions)
Assets:
Operating lease assets	Other assets	$631	$618
Liabilities:
Operating lease liabilities	Other liabilities	$712	$696

The table below summarizes the components of lease costs:
Lease Costs

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Operating lease cost	$107	$153	$161
Variable operating lease cost	18	44	51
Sublease income	(3)	(33)	(53)
Net lease cost	$122	$164	$159

Maturities of lease liabilities are as follows:
Maturities of Lease Liabilities

December 31, 2025
(in millions)
Operating Leases:
2026	$107
2027	106
2028	93
2029	79
2030	73
Thereafter	488
Total lease payments	946
Less: Interest	(234)
Present value of lease liabilities	$712

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
Equitable Financial signed a 15-year lease which commenced in 2023, relating to approximately 89,000 square feet of space in New York City. Additionally, during December 2021, Equitable Financial amended its Syracuse office lease. The amendment included extending for an additional 5-year period, commencing January 2024, approximately 143,000 square feet of space in Syracuse, NY. As of December 2024, the Company has reduced approximately 144,000 square feet in Charlotte, NC. A written notice was provided to the landlord back in December 2023, accompanied by an early termination penalty of $4 million.
The below table presents the Company’s weighted-average remaining operating lease term and weighted-average discount rate.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Weighted Averages - Remaining Operating Lease Term and Discount Rate

	December 31,
	2025	2024
Weighted-average remaining operating lease term	12 years	12 years
Weighted-average discount rate for operating leases	4.44%	4.42%

Supplemental cash flow information related to leases was as follows:
Lease Liabilities Information

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$103	$126	$190
Non-cash transactions:
Leased assets obtained in exchange for new operating lease liabilities	$73	$230	$124

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

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Direct charges and fee income	$3,230	$3,230	$3,093
Reinsurance assumed	—	—	3
Reinsurance ceded	(1,062)	(735)	(716)
Policy charges and fee income	$2,168	$2,495	$2,380

Direct premiums	$1,158	$1,245	$1,175
Reinsurance assumed	165	174	165
Reinsurance ceded	(277)	(247)	(245)
Premiums	$1,046	$1,172	$1,095

Direct policyholders’ benefits	$3,592	$3,285	$3,315
Reinsurance assumed	153	147	157
Reinsurance ceded	(1,350)	(736)	(718)
Policyholders’ benefits	$2,395	$2,696	$2,754

Direct interest credited to policyholders’ account balances	$3,216	$2,577	$2,132
Reinsurance ceded	(200)	(84)	(91)
Interest credited to policyholders’ account balances	$3,016	$2,493	$2,041
Ceded Reinsurance
The Company reinsures most of its new variable life, UL and term life policies on an excess of retention basis. The Company generally retains on a per life basis up to $25 million for single lives and $30 million for joint lives with the

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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
Assets supporting the NI modco arrangement with RGA consist of $223 million of fixed maturity securities, $29 million of options, and $12 million of cash and cash equivalents as of December 31, 2025.

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
The following table summarizes the ceded GMIB reinsurance contracts, third-party recoverables, amount due to reinsurance and assumed reserves:

	December 31,
	2025	2024
	(in millions)
Ceded Reinsurance:
Estimated net fair values of purchased market risk benefits (1)	$5,260	$7,376
Third-party reinsurance recoverables related to insurance contracts	20,127	7,899
Top reinsurers:
RGA Reinsurance Company	13,671	1,205
First Allmerica-GAF	2,984	3,245
Zurich Life Insurance Company, Ltd.	1,139	2,444
Ceded group health reserves	58	53
Amount due to reinsurers	1,542	1,421
Top reinsurers:
RGA Reinsurance Company	1,234	2,187
First Allmerica-GAF	75	77
Protective Life Insurance Company	91	106
Assumed Reinsurance:
Reinsurance assumed reserves	$611	$647
_____________
(1)The estimated fair values of purchased MRB risks decreased $(2.1) billion and $(2.1) billion for the year ended December 31, 2025 and 2024, respectively.
14)    SHORT-TERM AND LONG-TERM DEBT

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	December 31,
	2025	2024
	(in millions)
Short-term debt:
CLO short-term debt (4.91%) (1)	$25	$—
Total short-term debt	25	—
Long-term debt:
Senior Debentures, (7.00%, due 2028)	250	250
Senior Notes (4.35%, due 2028)	995	1,494
Senior Note (4.57% due 2029)	307	303
Senior Notes (5.59%, due 2033)	498	497
Senior Notes (5.00%, due 2048)	1,290	1,289
Junior Sub Debt Securities due 2055	495	—
Total long-term debt	$3,835	$3,833
Total borrowings	$3,860	$3,833
_____________
(1) CLO Warehousing Debt related to VIE consolidation of CLO investment.
As of December 31, 2025, the Company is in compliance with all debt covenants.
Pre-Capitalized Trust Securities
In June 2024, the Company exercised its issuance right under the 2029 Trust Facility Agreement (as subsequently defined) to issue $600 million principal amount of the Company’s 2029 Notes (as subsequently defined) in exchange for the portfolio of principal and interest strips of U.S. Treasury securities held by the 2029 Trust (as subsequently defined). See Note 19 of the Notes to these Consolidated Financial Statements for additional details on the Pre-Capitalized Trust Securities.
AB Commercial Paper
As of December 31, 2025 and December 31, 2024, AB had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings for the commercial paper outstanding in 2025 and 2024 were $200 million and $268 million, respectively, with weighted average interest rates of 4.4% and 5.4%.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
As of both December 31, 2025 and 2024, Holdings had $250 million aggregate principal amount outstanding of 7.0% Senior Debentures due 2028 (the “Senior Debentures”). On October 1, 2018, AXA Financial merged with and into its direct parent, Holdings, with Holdings continuing as the surviving entity ( the “AXA Financial Merger”). As a result of the AXA Financial merger, Holdings assumed AXA Financial’s obligations under the Senior Debentures.
On January 11, 2023, Holdings issued $500 million aggregate principal amount of senior notes (the “Senior Notes”). These amounts were recorded net of the underwriting discount and issuance costs of $5 million. The Company will pay semi-annual interest on the Senior Notes on January 11 and July 11 of each year, commencing on July 11, 2023, and the Senior Notes will mature on January 11, 2033. The Senior Notes bear interest at 5.59% per annum. On any date prior to October 11, 2032, the Company may redeem some or all of the Senior Notes, subject to a make-whole provision. At any time on or after October 11, 2032, the Company may, at its option, redeem the Notes in whole or in part, at a price equal to 100% of the principal amount of the Senior Notes being redeemed plus accrued and unpaid interest thereon to the redemption date.
In June 2024, Holdings made principal pre-payments of $275 million on the 2029 Notes, $99 million on the 7.0% 2028 Senior Debentures, and $195 million on the 5.0% 2048 Senior Notes, and recorded a loss on extinguishment of $11 million.
In September 2025, Holdings repurchased $500 million principal of the 2028 Notes, and recorded a loss on extinguishment of $5 million.
The Notes, Senior Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Notes, Senior Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Notes, Senior Notes and Senior Debentures may be accelerated. As of December 31, 2025, the Company was not in breach of any of the covenants.
Contingent Funding Arrangements
For information regarding activity pertaining to our contingent funding arrangements, see Note 19 of the Notes to these Consolidated Financial Statements.
Credit Facilities
Holdings Revolving Credit Facility
In February 2018, Holdings entered into a $2.5 billion five-year senior unsecured revolving credit facility with a syndicate of banks. In June 2021, Holdings entered into an amended and restated revolving credit agreement (the “Amended and Restated Revolving Credit Agreement”), which lowered the facility amount to $1.5 billion and extended the maturity date to June 24, 2026, among other changes. The revolving credit facility has a sub-limit of $1.5 billion for the issuance of letters of credit to support the life insurance business reinsured by EQ AZ Life Re. As of December 31, 2024, the Company had $0 million of undrawn letters of credit issued out of the $1.5 billion sub-limit for Equitable Financial as beneficiary. As of December 31, 2023, the Company had $95 million of undrawn letters of credit issued out of the $1.5 billion sub-limit for Equitable Financial as beneficiary. On December 15, 2023, the Company added a $75 million commitment from TD Bank to the revolving credit facility, raising the facility amount to $1.6 billion. On July 24, 2024, the Company terminated a $75 million commitment from Credit Suisse to the revolving credit facility, reducing the facility amount to $1.5 billion.
On July 29, 2025, Holdings entered into a new revolving credit agreement with respect to a $1.0 billion five-year senior unsecured revolving credit facility (the “Credit Facility”), and terminated the Amended and Restated Revolving Credit Agreement, dated as of June 24, 2021, as amended. The Credit Facility has a sub-limit of 1.0 billion for the issuance of letters of credit to support the life insurance business reinsured by EQ AZ Life Re. As of December 31, 2025, the Company had $0 million of undrawn letters of credit issued out of the $1.0 billion sub-limit for Equitable Financial as beneficiary.
Bilateral Letter of Credit Facilities
The Credit Facility may provide significant support to our liquidity position when alternative sources of credit are limited. In addition to the Credit Facility, we have letter of credit facilities with an aggregate principal amount of $525 million (the “LOC Facilities”), primarily to be used to support our life insurance business reinsured to EQ AZ Life Re

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
in April 2018. As of December 31, 2025, $445 million was outstanding under the LOC Facilities. In August 2025, Holdings entered into amendments with two of the issuers of its bilateral letter of credit facilities to effect changes in terms similar to the provisions of the Credit Facility and in one instance add two years of extension options. In August 2025, the Company also terminated six of its bilateral letter of credit facilities with different counterparties.
AB Credit Facility
AB has a $800 million committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders. The AB Credit Facility was amended and restated as of August 5, 2025, extending the maturity date to August 5, 2030 and removing Sanford C. Bernstein & Co., LLC (“SCB LLC”) as a co-borrower. There were no other significant changes included in the amendment. The AB Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200 million. Any such increase is subject to the consent of the affected lenders. The AB Credit Facility is available for AB business purposes, including the support of AB’s commercial paper program. AB can draw directly under the AB Credit Facility and AB management may draw on the AB Credit Facility from time to time.
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2025, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
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
As of December 31, 2025 and 2024, AB had no amounts outstanding under the AB Credit Facility. During the years ended December 31, 2025 and 2024, AB did not draw upon the AB Credit Facility.
In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit borrowing up to an aggregate of approximately $150 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations on SCB LLC under these lines of credit. As of December 31, 2025 and 2024, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings during the years ended December 31, 2025 and 2024 were $1 million and $1 million with weighted average interest rates of approximately 7.3% and 8.5%, respectively.
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
Investment Management and Related Services Provided by AB to Related Mutual Funds

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
AB provides investment management and related services to mutual funds sponsored by AB. Revenues earned by AB from providing these services were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Investment management and services fees	$1,673	$1,597	$1,378
Distribution revenues	797	711	576
Other revenues - shareholder servicing fees	74	81	76
Other revenues - other	8	7	9
Total	$2,552	$2,396	$2,039
Investment Management and Administrative Services Provided by EIM and EIMG to Related Trusts
EIMG and EIM provide investment management and administrative services to EQAT, 1290 Funds and the Other Trusts, all of which are considered related parties. Investment management and service fees earned are calculated as a percentage of assets under management and are recorded as revenue as the related services are performed.
The table below summarizes the expenses reimbursed to/from the Company and the fees received/paid by the Company in connection with certain services described above:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Revenue received or accrued for:
Investment management and administrative services provided to EQAT and 1290 Funds	$755	$755	$692
Total	$755	$755	$692

16)    EMPLOYEE BENEFIT PLANS
Pension Plans
Holdings and Equitable Financial Retirement Plans
Equitable Financial sponsors the Equitable 401(k) Plan, a qualified defined contribution plan for eligible employees and financial professionals. The plan provides for a company contribution, a company matching contribution, and a discretionary profit-sharing contribution. Expenses associated with this 401(k) Plan were $30 million, $60 million and $58 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Holdings sponsors the MONY Life Retirement Income Security Plan for Employees (the “MONY Plan”) and Equitable Financial sponsors the Equitable Retirement Plan (the “Equitable Financial QP”), both of which were frozen on December 31, 2013, qualified defined benefit plans covering eligible employees and financial professionals. These pension plans are non-contributory, and their benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period. Holdings has assumed primary liability for both plans. Equitable Financial remains secondarily liable for its obligations under the Equitable Financial QP and would recognize such liability in the event Holdings does not perform. Holdings and Equitable Financial also sponsor certain nonqualified deferred compensation plans, including the Equitable Excess Retirement Plan, that provide retirement benefits in excess of the amount permitted under the tax law for the qualified plans.
Effective January 1, 2025, Equitable changed how it provides certain retirement-related benefits to its eligible employees and financial professionals. Equitable discontinued the non-elective company contribution to its 401(k) plan but continues to provide a 401(k) matching contribution. Instead of the non-elective 401(k) contribution, eligible employees and financial professionals receive cash balance allocations in the Equitable Financial QP. The Equitable Financial QP is a qualified defined benefit plan that was frozen on December 31, 2013, but was reopened on January 1, 2025 to provide these cash balance allocations. Under the new cash balance feature, each eligible employee will receive monthly pay credits equal to four percent of their eligible monthly pay. Each eligible financial professional will receive pay credits equal to two and a half percent of eligible monthly pay up to the Social Security Wage Base,

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
and then five percent for eligible monthly pay above the Social Security Wage Base up to the qualified plan pay maximum. Balances in these cash balance accounts in the Equitable Financial QP will be credited with interest at six percent from 2025 through 2027. Starting in 2028, the applicable interest crediting rate for these accounts will be based on the 10-year U.S. Treasury Yield (subject to a 6% cap).
Effective December 31, 2025, the MONY Plan was merged into the Equitable Financial QP. The assets and liabilities of the MONY Plan were combined with the Equitable Financial QP, and the Equitable Financial QP will honor all benefits earned under the MONY Plan and will maintain provisions that are substantially similar to the MONY Plan. Benefits earned under the MONY Plan were frozen to future accruals effective December 31, 2013, and will continue to be governed by terms and provisions from the MONY Plan applicable to the accrual and calculation of those benefits. Any benefit accruals attributable to service with Equitable will be governed by the terms of the Equitable Financial QP.
As of December 31, 2025 and December 31, 2024, the Equitable Financial QP was estimated to be funded at 122 percent and 122 percent of target, respectively, with an estimated prefunding balance of $429 million and $374 million on an ERISA funding basis. The funding percentage and prefunding balance as of December 31,2025 reflects the MONY Plan merger into Equitable Financial QP.There was no impact to current retiree benefits, existing funded status, or funding requirements as a result of the reopening of the Equitable Financial QP.
Holdings and Equitable Financial use a December 31 measurement date for their pension plans.
AB Retirement Plans
AB maintains the Profit Sharing Plan for Employees of AB, a tax-qualified retirement plan for U.S. employees. Employer contributions under this plan are discretionary and generally are limited to the amount deductible for federal income tax purposes.
AB maintained a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed by AB in the United States prior to October 2, 2000 (the “Retirement Plan”). During 2024, the Compensation Committee of the AB Board of Directors approved the termination of the Retirement Plan, effective May 22, 2024. AB began the process of settling benefits with vested participants and all lump sum disbursements elected by plan participants were distributed in December 2024 in the amount of $35 million. During the year ended December 31, 2024, AB recognized a non-cash settlement charge of $13 million related to Retirement Plan losses and reclassification from accumulated other comprehensive loss to general and administrative expenses in the consolidated statements of income. The remaining Retirement Plan participants who did not elect a lump sum disbursement elected to roll over their benefit to a group annuity contract from a qualified insurance company to administer all future payments.
During the year ended December 31, 2025, AB settled all future obligations under the Retirement Plan and transferred the remaining benefit obligations to a qualified third party insurance provider under a group annuity contract. The final annuity premium transferred was $59 million. Following the transfer related to the annuity purchase, the plan’s funded status was in a deficit and AB funded an additional $2 million to cover all remaining obligations. As a result of the settlement, AB recognized an initial non-cash settlement of approximately $21 million related to Retirement Plan losses and the reclassification from accumulated other comprehensive loss to general and administrative expenses in the consolidated statements of income. The final settlement charge, net of true-up of $3 million, was $18 million for the year ended December 31, 2025. The plan was formally terminated and the trust was closed effective September 30, 2025.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Net Periodic Pension Expense (Benefit)
Components of net periodic pension expense for the Company’s qualified and non-qualified plans were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Service cost	$29	$6	$6
Interest cost	87	103	107
Expected return on assets	(121)	(147)	(154)
Actuarial (gain) loss	—	1	1
Net amortization	53	60	40
Impact of settlement	18	13	3
Net periodic pension expense (benefit)	$66	$36	$3
Changes in Projected Benefit Obligation (PBO)
Changes in the PBO of the Company’s qualified and non-qualified plans were comprised of:

	Year Ended December 31,
	2025	2024
	(in millions)
Projected benefit obligation, beginning of period	$2,035	$2,218
Service cost	25	—
Interest cost	96	103
Actuarial (gains)/losses (1)	47	(52)
Benefits paid	(192)	(195)
Settlements	(3)	(39)
Annuity insurer rollovers	(59)	—
Projected benefit obligation, end of period	$1,949	$2,035
______________
(1)Actuarial gains and losses are a product of changes in the discount rate as shown below.
The following table discloses the change in plan assets and the funded status of the Company’s qualified pension plans and non-qualified pension plans:

	Year Ended December 31,
	2025	2024
	(in millions)
Pension plan assets at fair value, beginning of period	$1,984	$2,106
Actual return on plan assets	164	82
Contributions	34	35
Benefits paid and fees	(181)	(200)
Settlements	(3)	(39)
Annuity insurer rollovers	(59)	—
Pension plan assets at fair value, end of period	$1,939	$1,984
PBO	1,949	2,035
Excess of PBO Over Pension Plan Assets	$10	$51

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Accrued pension costs of $10 million and $51 million as of December 31, 2025 and 2024, respectively, were recognized in the accompanying consolidated balance sheets to reflect the unfunded status of these plans.

	December 31,
	2025	2024
	(in millions)
Projected benefit obligation	$1,949	$2,035
Accumulated benefit obligation	$1,949	$2,035
Fair value of plan assets	$1,939	$1,984
Unrecognized Net Actuarial (Gain) Loss
The following table discloses the amounts included in AOCI that have not yet been recognized as components of net periodic pension cost.

	December 31,
	2025	2024
	(in millions)
Unrecognized net actuarial (gain) loss	$689	$717
Unrecognized prior service cost (credit)	—	(1)
Total	$689	$716
Pension Plan Assets
The fair values of qualified pension plan assets are measured and ascribed to levels within the fair value hierarchy in a manner consistent with the fair values of the Company’s invested assets that are measured at fair value on a recurring basis. See Note 8 of the Notes to these Consolidated Financial Statements for a description of the fair value hierarchy.
The following table discloses the allocation of the fair value of total qualified pension plan assets:

	December 31,
	2025	2024
Fixed maturities	48.0%	48.1%
Equity securities	29.7	26.4
Equity real estate	15.0	17.8
Cash and short-term investments	2.4	2.7
Other	4.9	5.0
Total	100.0%	100.0%
Qualified pension plan assets are invested with the primary objective of return, giving consideration to prudent risk. Guidelines regarding the allocation of plan assets are established by the respective Investment Committees for the plans and are designed with a long-term investment horizon. As of December 31, 2025, the qualified pension plans continued their investment allocation strategy to target a 50% - 50% mix of long and intermediate duration bonds and “return-seeking” assets, including public equities, real estate, hedge funds, and private equity.
The following tables disclose the fair values of qualified pension plan assets and their level of observability within the fair value hierarchy:

	Level 1	Level 2	Total
	(in millions)
December 31, 2025:
Fixed Maturities:
Corporate	$—	$845	$845
U.S. Treasury, government and agency	—	72	72
States and political subdivisions	—	4	4
Foreign governments	—	10	10

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Level 1	Level 2	Total
	(in millions)
Common equity, REITs and preferred equity	449	122	571
Mutual funds	2	—	2
Cash and cash equivalents	11	—	11
Short-term investments	—	35	35
Total Assets at Fair Value	462	1,088	1,550
Investments measured at NAV	—	—	386
Total Investments at Fair Value (1)	$462	$1,088	$1,936

December 31, 2024:
Fixed Maturities:
Corporate	$—	$864	$864
U.S. Treasury, government and agency	—	95	95
States and political subdivisions	—	6	6
Foreign governments	—	14	14
Common equity, REITs and preferred equity	348	91	439
Mutual funds	2	—	2
Collective Trust	—	67	67
Cash and cash equivalents	17	—	17
Short-term investments	—	40	40
Total Assets at Fair Value	367	1,177	1,544
Investments measured at NAV	—	—	440
Total Investments at Fair Value	$367	$1,177	$1,984
______________
(1)The Total Investment at Fair Value for 2025 does not include AB due to the Retirement plan having closed effective September 30, 2025.

As of December 31, 2025, assets classified as Level 1, Level 2 and Level 3 comprise approximately 23.9%, 56.2% and 0.0%, respectively, of qualified pension plan assets. As of December 31, 2024, assets classified as Level 1, Level 2 and Level 3 comprised approximately 18.5%, 59.3% and 0.0%, respectively, of qualified pension plan assets. There are no significant concentrations of credit risk arising within or across categories of qualified pension plan assets.
In addition to the plan assets above, the Company and certain subsidiaries purchased COLI policies on the lives of certain key employees. Under the terms of these polices the Company and these subsidiaries are named as beneficiaries. The purpose of the COLI policies is to provide the Company additional funds with which to satisfy various employee benefit obligations held by the Company, including those associated with its nonqualified defined benefit plans and post-retirement benefit plans. As of December 31, 2025 and 2024, the carrying value of COLI was $1.1 billion and $965 million, respectively.
The following table lists investments for which NAV is calculated; NAV is used as a practical expedient to determine the fair value of these investments:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
Practical Expedient Disclosure as of December 31, 2025 and 2024

Investment	Fair Value	Redemption Frequency (If currently eligible)	Redemption Notice Period	Unfunded Commitments
	(in millions)
December 31, 2025:
Private Equity Fund	$63	N/A (1) (2)	N/A	$11
Private Real Estate Investment Trust	290	Quarterly	One Quarter	—
Hedge Fund	33	Calendar Quarters (3)	Previous Quarter End	$22
Total (4)	$386

December 31, 2024:
Private Equity Fund	$63	N/A (1)(2)	N/A	$12
Private Real Estate Investment Trust	341	Quarterly	One Quarter	—
Hedge Fund	36	Calendar Quarters (3)	Previous Quarter End	$22
Total (4)	$440
_______________
(1)Cannot sell or transfer ownership interest without prior written consent to transfer, and by meeting several criteria (e.g., does not adversely affect other investors).
(2)Cannot sell interest in the vehicle without prior written consent of the managing member.
(3)March, June, September and December.
(4)Includes equity method investments of $96 million and $92 million as of December 31, 2025 and 2024, respectively.
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
Mortality
In 2019, the Society of Actuaries (“SOA”) released the PRI-2012 Mortality tables, and in October 2021, the MP-2021 mortality improvement scale was released. In 2024, the Company reviewed the mortality assumptions used for purposes of measuring and reporting its consolidated defined benefit plan obligations. As of December 31, 2025, the Company concluded to update the mortality basis from the RP-2000 base mortality table projected on a full generational basis with Scale BB mortality improvements to the PRI-2012 mortality tables projected on a full generational basis with MP-2021 mortality improvement scale. This reflects the most recently published tables by the SOA.
The following table discloses assumptions used to measure the Company’s pension benefit obligations and net periodic pension cost:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	December 31, 2025	December 31, 2024
Discount rates:
Equitable Financial QP	5.18%	5.47%
Equitable Excess Retirement Plan	4.99%	5.40%
MONY Life Retirement Income Security Plan for Employees (1)	N/A	5.57%
AB Qualified Retirement Plan (2)	N/A	5.15%
Discount rate range for all other defined benefit plans	4.46% - 4.86%	5.12% - 5.46%
Periodic cost:
Equitable Financial QP	5.47%	4.92%
Equitable Excess Retirement Plan	5.40%	4.88%
MONY Life Retirement Income Security Plan for Employees (1)	N/A	5.00%
Periodic cost range for all other defined benefit plans	5.12% - 5.57%	4.74% - 4.93%
Cash balance interest crediting rate:
Pre-April 1, 2012 accruals	4.00%	4.00%
Post-April 1, 2012 thru January 1, 2025 accruals	4.75%	5.30%
Post January 1, 2025 accruals (3)	6.00%	N/A

Rates of increase in future compensation:
Equitable Financial QP	5.68%	N/A

Expected long-term rates of return on pension plan assets (periodic cost)	7.00%	7.00%
_______________
(1)Effective December 31, 2025, the MONY Plan was merged into the Equitable Financial QP.
(2)AB's non-qualified plan was formally terminated and the trust was closed effective September 30, 2025.
(3)The Equitable Financial QP was frozen on December 31, 2013; however, was reopened on January 1, 2025.

The expected long-term rate of return assumption on plan assets is based upon the target asset allocation of the plan portfolio and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class. Prior to 1987, participants’ benefits under the Equitable Financial QP were funded through the purchase of non-participating annuity contracts from Equitable Financial. Benefit payments under these contracts were approximately $1 million and $2 million for 2025 and 2024, respectively.
The following table provides an estimate of future benefits expected to be paid in each of the next five years, beginning January 1, 2026, and in the aggregate for the five years thereafter. These estimates are based on the same assumptions used to measure the respective benefit obligations as of December 31, 2025 and include benefits attributable to estimated future employee service.

Calendar Year	Pension Benefits
(in millions)
2026	$195,007
2027	$212,530
2028	$183,194
2029	$174,665
2030	$166,111
2031 to 2035	$717,801
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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
For 2025 and 2024, post-retirement benefits payments were $18 million and $21 million, respectively, net of employee contributions.
The Company uses a December 31 measurement date for its post-retirement plans.
Components of Net Post-Retirement Benefits Costs

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Service cost	$1	$1	$1
Interest cost	17	16	17
Prior period service cost amortization	(3)	—	—
Net amortization	1	(1)	(3)
Net periodic post-retirement benefits costs	$16	$16	$15

Changes in the accumulated benefits obligation of the Company’s post-retirement plans recognized in the accompanying consolidated financial statements are described in the following table:
Accumulated Post-Retirement Benefits Obligation

	December 31,
	2025	2024
	(in millions)
Accumulated post-retirement benefits obligation, beginning of period	$325	$353
Service cost	1	1
Interest cost	17	16
Contributions and benefits paid	(18)	(21)
Actuarial (gains) losses	9	(24)
Accumulated post-retirement benefits obligation, end of period	$334	$325

The post-retirement medical plan obligations of the Company are offset by an anticipated subsidy from Medicare Part D, which is assumed to increase with the healthcare cost trend.
Assumed Healthcare Cost Trend Rates used to Measure the Expected Cost of Benefits

	December 31,
	2025	2024
Following year	5.80%	6.40%
Ultimate rate to which cost increase is assumed to decline	3.90%	3.90%
Year in which the ultimate trend rate is reached	2086	2092

The following table discloses the amounts included in AOCI that have not yet been recognized as components of net periodic post-retirement benefits cost:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	December 31,
	2025	2024
	(in millions)
Unrecognized net actuarial (gains) losses	$28	$19
Unrecognized prior service (credit)	(16)	(18)
Total	$12	$1

The assumed discount rates for measuring the post-retirement benefit obligations as of December 31, 2025 and 2024 were determined in substantially the same manner as described above for measuring the pension benefit obligations. The following table discloses the range of discrete single equivalent discount rates and related net periodic cost at and for the years ended December 31, 2025 and 2024.

	December 31,
	2025	2024
Discount rates:
Benefit obligation	4.89% - 5.28%	5.35% - 5.54%
Periodic cost	5.35% - 5.54%	4.85% - 4.98%
The following table provides an estimate of future benefits expected to be paid in each of the next five years, beginning January 1, 2026, and in the aggregate for the five years thereafter. These estimates are based on the same assumptions used to measure the respective benefit obligations as of December 31, 2025 and include benefits attributable to estimated future employee service.

Calendar Year	Postretirement Benefits
(in millions)
2026	$29,136
2027	$28,705
2028	$28,172
2029	$27,759
2030	$27,216
2031 to 2035	$127,374
Post-Employment Benefits
The Company provides post-employment medical and life insurance coverage for certain disabled former employees. The accrued liabilities for these post-employment benefits were $1 million and $1 million, respectively, as of December 31, 2025 and 2024. The net post-employment benefits costs were $0 million for the years ended December 31, 2025, 2024 and 2023.

17    SHARE-BASED COMPENSATION PROGRAMS
Compensation costs for share-based payment arrangements as further described herein are as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Performance Shares	$17	$22	$15
Stock Options	—	—	—
Restricted Stock Units	244	288	278
Other compensation plans	1	3	1
Total compensation expenses	$262	$313	$294
Income Tax Benefit	$69	$68	$58

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

Since 2018, Holdings has granted equity awards under the Equitable Holdings, Inc. 2018 Omnibus Incentive Plan and the Equitable Holdings, Inc. 2019 Omnibus Incentive Plan (together the “Omnibus Plans”) which were adopted by Holdings on April 25, 2018 and February 28, 2019 respectively. Awards under the Omnibus Plans are linked to Holdings’ common stock. As of December 31, 2025, the common stock reserved and available for issuance under the Omnibus Plans was 30 million shares. Holdings may issue new shares or use common stock held in treasury for awards linked to Holdings’ common stock.
Retirement and Protection
Equity awards for R&P employees, financial professionals and directors in 2025, 2024 and 2023 were granted under the Omnibus Plans. All grants discussed in this section will be settled in shares of Holdings’ common stock.
For awards with graded vesting schedules and service-only vesting conditions, including Holdings RSUs and other forms of share-based payment awards, the Company applies a straight-line expense attribution policy for the recognition of compensation cost. Actual forfeitures with respect to the 2025, 2024, and 2023 grants were considered immaterial in the recognition of compensation cost.
Annual Awards
Each year, the Compensation Committee of the Holdings’ Board of Directors approves an equity-based award program with awards under the program granted at its regularly scheduled meeting in February. Annual awards under Holdings’ equity programs for 2025, 2024, and 2023 consisted of a mix of equity vehicles including Holdings RSUs and Holdings performance shares. If Holdings pays any ordinary dividend in cash, all outstanding Holdings RSUs and performance shares will accrue dividend equivalents in the form of additional Holdings RSUs or performance shares to be settled or forfeited consistent with the terms of the related award.
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
•The 2024 and 2025 performance shares grants consist of two distinct tranches; one based on the Company’s 3-year growth rate on Non-GAAP Operating earnings per share (the “Non-GAAP Operating EPS performance shares”) and the other based on the Holdings’ relative total shareholder return targets (the “TSR Performance Shares”), each comprising approximately one-half of the award. Participants may receive from 0% to 200% of the unearned performance shares granted.
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
•The 2023 performance share grant consists of one tranche based on the Holdings’ relative total shareholder return targets (the “TSR Performance Shares”). Participants may receive from 0% to 200% of the unearned performance shares granted.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
The grant-date fair value of the TSR Performance Shares granted in 2025, 2024, and 2023 were measured using a Monte Carlo approach with the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024	2023
Weighted-average assumptions used:
Risk-free interest rate	4.31%	4.40%	4.31%
Annualized volatility	31.36%	32.72%	49.10%

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
AB engages in open-market purchases of AB Holding Units to help fund anticipated obligations under its long-term incentive compensation plans and for other corporate purposes. During 2025, 2024, and 2023 AB purchased 4.1 million, 4.5 million and 4.7 million AB Holding Units for $162 million, $156 million and $144 million, respectively. These amounts reflect open-market purchases of 1.9 million, 1.8 million and 2.0 million AB Holding Units for $72 million, $60 million and $63 million, respectively, with the remainder relating to purchases of AB Holding Units from AB employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by AB Holding Units purchased by AB employees as part of a distribution reinvestment election.
During 2025, 2024, and 2023 AB granted 5.8 million, 5.9 million and 5.6 million restricted AB Holding units to AB employees and directors, respectively.
During 2025, 2024, and 2023 AB Holding had no options issued and exercised.
During 2025, 2024, and 2023 no options to buy AB Holding Units had been granted and 39 million, 36 million and 33 million, respectively, AB Holding Units, net of withholding tax requirements, were subject to other AB Holding Unit awards made under the 2017 Plan or an equity compensation plan with similar terms that was canceled in 2017. AB Holding Unit-based awards (including options) in respect of 21 million, 24 million and 27 million, AB Holding Units were available for grant as of December 31, 2025, 2024 and 2023, respectively.
Summary of Stock Option Activity
A summary of activity in the Holdings and AXA option plans during 2025 as follows:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Options Outstanding
	EQH Shares		AXA Ordinary Shares
	Number Outstanding (in 000’s)	Weighted Average Exercise Price	Number Outstanding (in 000’s)	Weighted Average Exercise Price
Options outstanding as of beginning of period	1,133	$22.33	133	€21.56
Options granted	—	—	—	—
Options exercised	(538)	22.37	(133)	21.56
Options forfeited, net	—	—	—	—
Options expired	—	—	—	—
Options outstanding as of end of period	595	$22.29	—	€—
Aggregate intrinsic value (1)		$15,084		€—
Weighted average remaining contractual term (in years)	3.78		0.00
Options exercisable at December 31, 2025	595	$22.29	—	€—
_______________
(1)    Aggregate intrinsic value, presented in thousands, is calculated as the excess of the closing market price on December 31, 2025 of the respective underlying shares over the strike prices of the option awards. For awards with strike prices higher than market prices, intrinsic value is shown as zero.
During years ended December 31, 2025, 2024, and 2023, there were no stock options granted.
Summary of Restricted Stock Unit Award Activity
The market price of a Holdings share is used as the basis for the fair value measure of a Holdings RSU. For purposes of determining compensation cost for stock-settled Holdings RSUs, fair value is fixed at the grant date until settlement, absent modification to the terms of the award.
As of December 31, 2025, approximately 2.2 million Holdings RSUs remain unvested. Unrecognized compensation cost related to these awards totaled approximately $34 million and is expected to be recognized over a weighted-average period of 1.5 years.
As of December 31, 2025, approximately 12 million AB Holding Unit awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $98 million is expected to be recognized over a weighted-average period of 4.6 years.
The following table summarizes Holdings restricted share units activity for 2025.

	Shares of Holdings Restricted Stock Units (in 000’s)	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	2,695	$33.54
Granted	920	53.29
Forfeited	(82)	39.56
Vested	(1,293)	33.68
Unvested as of December 31, 2025	2,240	$41.27
Summary of Performance Award Activity
As of December 31, 2025, approximately 1.3 million Holdings awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $11 million and is expected to be recognized over a weighted-average period of 1.4 years.
The following table summarizes Holdings performance awards activity for 2025.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Shares of Holdings Performance Awards (in 000’s)	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	1,336	$36.46
Granted	348	64.65
Forfeited	(7)	35.81
Vested	(612)	37.00
Performance Adjustment (1)	202	—
Unvested as of December 31, 2025	1,267	$44.05
_______________
(1)Represents the difference between the target shares granted and the actual shares vested based upon the achievement level of performance measures.

18)    INCOME TAXES
Earnings before income taxes and income tax (expense) benefit in the consolidated statements of income (loss) consist of:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Income (loss) from continuing operations before income taxes:
United States	$(1,366)	$1,867	$609
Foreign	173	209	105
Total	$(1,193)	$2,076	$714
Income tax expense:
Federal	$(757)	$(33)	$57
State and local	(83)	(46)	(49)
Foreign	(52)	(63)	(37)
Current tax (expense) benefit	(892)	(142)	(29)
Deferred tax (expense) benefit	1,048	(138)	939
Income tax (expense) benefit	$156	$(280)	$910
The table below provides the updated requirements of ASU 2023-09 for 2025. See Note 2 - Significant Accounting Policies — Adoption of New Accounting Pronouncements for additional details on the adoption of ASU 2023-09.
The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 21%. The sources of the difference and their tax effects were as follows:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2025		2024		2023
	(dollars in millions)
Expected income tax (expense) benefit	$250	(21)%	$(435)	(21)%	$(151)	(21)%
State and local income tax, net of federal income tax effect (1)	(70)	6%	(40)	(2)%	(42)	(6)%
Foreign tax effects:
Statutory tax rate differential	(10)	1%	(7)	0%	(12)	(2)%
Valuation Allowance	—	0%	—	0%	14	2%
Tax credits	43	(4)%	29	1%	16	2%
Changes in valuation allowances	(176)	15%	—	0%	1,000	140%
Nontaxable or nondeductible items:
Nontaxable investment income	92	(7)%	121	6%	64	9%
Changes in unrecognized tax benefits	(13)	1%	(6)	0%	(4)	(1)%
Other adjustments:
Compensation	2	0%	(3)	0%	(10)	(1)%
Tax audit interest	(15)	1%	(28)	(1)%	(23)	(3)%
Noncontrolling interest	54	(5)%	88	4%	62	9%
Other	(1)	0%	1	0%	(4)	(1)%
Income tax (expense) benefit and effective tax rate	$156	(13)%	$(280)	(13)%	$910	127%
______________
(1)The states that contributed to the majority (greater than 50%) of the tax effect in this category include California, Illinois, New York and New Jersey for 2025.
The components of the net deferred income taxes are as follows:

	December 31,
	2025		2024
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Compensation and related benefits	$254	$—	$217	$—
Net operating loss and credits	—	—	272	—
Reserves and reinsurance	3,545	—	1,984	—
DAC	—	1,122	—	1,141
Unrealized investment gains/losses	1,042	—	1,683	—
Investments	—	614	—	380
Other	—	67	—	197
Capital losses	272	—	—	—
Valuation allowance	(201)	—	(217)	—
Total	$4,912	$1,803	$3,939	$1,718
In 2022, the Company established a valuation allowance against its deferred tax asset related to unrealized capital losses in the available-for-sale securities portfolio. In 2023, management took actions to increase its available liquidity so that the Company has the ability and intent to hold the majority of securities in its available-for-sale portfolio to recovery. For liquidity and other purposes, the Company maintains a smaller pool of securities that it does not intend to hold to recovery. The Company maintains a valuation allowance against the deferred tax asset on available-for-sale securities that will not be held to recovery. Adjustments to the valuation allowance due to changes in the portfolio’s unrealized capital loss are recorded in OCI. Adjustments to the valuation allowance due to new facts or evidence are recorded in net income.
In the third quarter of 2025, The Company realized losses from the liquidity pool primarily due to the RGA reinsurance transaction, resulting in a deferred tax asset for realized capital losses. The valuation allowance against unrealized losses in OCI was reduced and a valuation allowance against the realized losses was established through net income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
For the year ended December 31, 2025, the Company recorded a decrease to the valuation allowance of $192 million in OCI and recorded an increase to the valuation allowance of $176 million in net income. For the year ended December 31, 2024, the Company recorded a decrease to the valuation allowance of $17 million in OCI and recorded no change to the valuation allowance in net income. As of the years ended December 31, 2025 and 2024, a valuation allowance of $201 million and $217 million, respectively, remains against the portion of the deferred tax asset that is still not more-likely-than-not to be realized.
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in accumulated other comprehensive income related to available-for-sale securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.
The Company has Federal net operating loss carryforwards of $0 million and $510 million, for the years ending December 31, 2025 and 2024, respectively, which do not expire.
The Company provides income taxes on the unremitted earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are indefinitely reinvested outside the United States. As of December 31, 2025, the Company did not record income taxes on undistributed earnings on some foreign subsidiaries because those earnings were indefinitely reinvested in the operations of those subsidiaries. If such earnings were to be distributed, the Company would be subject to additional foreign withholding taxes and other tax consequences. At existing applicable income tax rates, additional taxes of approximately $9 million would need to be provided if such earnings are remitted.
A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Balance, beginning of period	$330	$322	$314
Additions for prior year tax positions	12	8	11
Reductions for prior year tax positions	—	—	(3)
Additions for current year tax positions	—	—	—
Reductions for current year tax positions	—	—	—
Reductions related to closed years/settlements with tax authorities	—	—	—
Balance, end of period	$342	$330	$322

Unrecognized tax benefits that, if recognized, would impact the effective rate	$87	$74	$59
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties included in the amounts of unrecognized tax benefits as of December 31, 2025 and 2024 were $144 million and $114 million, respectively. For 2025, 2024 and 2023, respectively, there were $30 million, $28 million and $23 million in interest expense (benefit) related to unrecognized tax benefits.
As of December 31, 2025, tax years 2014 through 2018 and 2020 through 2024 remain subject to examination by the IRS.
19)    COMMITMENTS AND CONTINGENT LIABILITIES

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2025, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100 million.
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
FHLB
As a member of the FHLB, Equitable Financial and Equitable America have access to collateralized borrowings and may issue funding agreements to the FHLB. Equitable Financial and Equitable America issue short-term and long-term funding agreements to the FHLB and use the funds for asset, liability, and cash management purposes and spread lending purposes.
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $323 million and pledged collateral with a carrying value of $11.9 billion as of December 31, 2025. Equitable America has purchased FHLB stock of $5 million and pledged collateral with a carrying value of $2.2 billion as of December 31, 2025.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
FABN
Under the FABN programs, Equitable Financial and Equitable America may issue funding agreements in U.S. dollar or other foreign currencies, in each case, to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the applicable Trust (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. As of December 31, 2025, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $10.0 billion for Equitable Financial and $6.0 billion for Equitable America.
FABCP
In May 2023, Equitable Financial and Equitable America established a FABCP program, pursuant to which a SPLLC may issue commercial paper and deposit the proceeds with Equitable Financial or Equitable America pursuant to a funding agreement issued by Equitable Financial or Equitable America to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP program is $3.0 billion for Equitable Financial and $1.0 billion for Equitable America. As of December 31, 2025, Equitable Financial had $400 million outstanding and Equitable America did not have any outstanding balances under the program, respectively.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of December 31, 2025, these arrangements include commitments by the Company to provide equity financing of $1.2 billion to certain limited partnerships and real estate joint ventures under certain conditions as well as a guarantee of a subsidiary’s performance under a reinsurance arrangement that will no longer be in effect once certain conditions at the subsidiary are met and notice is provided. Management believes the Company will not incur material losses as a result of these commitments.
AB has a guarantee of unpaid obligations of a credit facility agreement its broker dealer subsidiary of a joint venture, Bernstein Institutional Services, LLC has with SocGen as lender. The current commitment is to $30 million.
The Company had $17 million of undrawn letters of credit related to reinsurance as of December 31, 2025. The Company had $489 million of commitments under existing mortgage loan agreements as of December 31, 2025.
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

	2025	2024	2023
	(in millions)
Years Ended December 31,
Combined statutory net income (loss)	$145	$184	$(1,549)

As of December 31,
Combined surplus, capital stock and AVR	$7,643	$6,342
Combined securities on deposits in accordance with various government and state regulations	$18	$18

In 2025 and 2024, Equitable Financial did not pay a dividend. In 2023, Equitable Financial paid to its direct parent, which subsequently distributed such amount to Holdings, an ordinary shareholder dividend of $1.7 billion.
In 2025, Equitable America paid to its direct parent, which subsequently distributed such amount to Holdings, extraordinary shareholder dividends of $1.5 billion. In 2024, Equitable America paid to its direct parent, which

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
subsequently distributed such amount to Holdings, an ordinary shareholder dividend of $441 million and extraordinary shareholder dividends of $260 million. In 2023, Equitable America did not pay a dividend.
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
Applying the formulas above, Equitable Financial is not permitted to pay an Ordinary Dividend in 2026.
Under Arizona Insurance Law, which are applicable to Equitable America, a domestic life insurer may without prior approval of the Arizona Superintendent, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. Based on this formula, the Company estimates it could pay an ordinary dividend of up to approximately $408 million during 2026.
Intercompany Reinsurance
Equitable Financial cedes a portion of their statutory reserves to EQ AZ Life Re, a captive reinsurer, as part of the Company’s capital management strategy. EQ AZ Life Re prepares financial statements in a special purpose framework for statutory reporting. Equitable Financial receives statutory reserve credits for reinsurance treaties with EQ AZ Life Re to the extent EQ AZ Life Re holds assets in an irrevocable trust (the “EQ AZ Life Re Trust”). As of December 31, 2025, EQ AZ Life Re holds $401 million of assets in the EQ AZ Life Re Trust and letters of credit of $445 million that are guaranteed by Holdings. Under the reinsurance transactions, EQ AZ Life Re is permitted to transfer assets from the EQ AZ Life Re Trust under certain circumstances. The level of statutory reserves held by EQ AZ Life Re fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or additional letters of credit be secured, which could adversely impact EQ AZ Life Re’s liquidity.
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
On June 1, 2025 Equitable Bermuda entered into an indemnity reinsurance agreement with Equitable America assuming EQUI-VEST variable annuity contracts issued outside the State of New York prior to February 1, 2023. Net retained general account liabilities were reinsured to Equitable Bermuda on a coinsurance funds withheld basis, while Separate Account liabilities relating to such variable annuity contracts were reinsured to Equitable Bermuda on a modified coinsurance basis. Equitable Bermuda’s obligations under the treaty are secured through Equitable America’s retention of certain assets supporting the reinsured liabilities. In exchange for Equitable Bermuda’s agreement to

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
assume these liabilities, the Bermuda Monetary Authority and the Arizona Department of Insurance and Financial Institutions each approved the treaty.
Prescribed and Permitted Accounting Practices
As of December 31, 2025, the following five prescribed and permitted practices resulted in net income (loss) and capital and surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the General Account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was a decrease of approximately $197 million in statutory special surplus funds as of December 31, 2025. The Reinsurance Treaty reduced the amount of interest rate hedging needed at Equitable Financial going forward, affecting future deferrals, but leaves our historical SSAP 108 deferred amounts unchanged. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable transaction.
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
The impact of the application of Reg 213 was a decrease of approximately $117 million in statutory surplus as of December 31, 2025 compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of September 30, 2022, Equitable Financial’s Reg 213 reserves were 100% phased-in. As of December 31, 2025, given the prevailing market conditions and business mix, there are $89 million Reg 213 redundant reserves over the US RBC CTE 98 TAR.
During the fourth quarter 2020, Equitable Financial received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our SCS product and Separate Account No. 69 (“SA 69”) for our EQUI-VEST product Structured Investment Option, to change the accounting basis of these two non-insulated Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law to align with how we manage and measure our overall General Account asset portfolio. In order to facilitate this change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $504 million in statutory surplus as of December 31, 2025.
During 2022, Equitable America received approval from the Arizona Department of Insurance and Financial Institutions pursuant to A.R.S. 20-515 for Separate Account No. 68A (“SA 68A”) for our SCS product, Separate Account No. 69A (“SA 69A”) for our EQUI-VEST product Structured Investment Option and Separate Account No. 71A (“SA 71A”) for our Investment Edge Structured Investment Option, to permit us to use book value as the accounting basis of these three non-insulated Separate Accounts instead of fair value in accordance with the Manual to align with how we manage and measure our overall General Account asset portfolio. The impact of the application is a decrease of approximately $1.0 billion in statutory surplus as of December 31, 2025.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
The Arizona Department of Insurance and Financial Institutions granted to Equitable America a permitted practice to deviate from SSAP No. 108 by applying special accounting treatment for specific derivatives hedging variable annuity benefits subject to fluctuations as a result of interest rate sensitivities. The permitted practice expands on SSAP No. 108 hedge accounting to include equity risks for the full scope of Variable Annuity (VA) contracts (i.e., not just the rider guarantees but for the VA total contract). The permitted practice allows Equitable America to adopt SSAP 108 retroactively from October 1, 2023 and applies to both directly held VA hedges as well as VA hedges in the Equitable America funds withheld asset that resulted from the Reinsurance Treaty. In the calculation of the amount of excess VA equity and interest rate derivative hedging gains/losses to defer (including Net investment income on our Equity Total Return Swaps), the permitted practice allows us to compare our total equity and interest derivatives gains and losses to 100% of our target liability change. Any hedge gain or loss deferrals will follow SSAP No. 108 amortization rules (i.e. 10-year straight line). The impact of applying this revised permitted practice relative to SSAP 108 was an increase of approximately $1.4 billion in statutory special surplus funds as of December 31, 2025.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
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
Revenues derived from any customer did not exceed 10% of revenues for the years ended December 31, 2025, 2024 and 2023.
The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
The table below presents operating earnings (loss) by segment and Corporate and Other (C&O):

	Year Ended December 31, 2025
	Retirement	Asset Management	Wealth Management	Corporate & Other	Eliminations	Total
	(in millions)
Segment revenues	$6,204	$4,551	$1,978	$3,280	$(950)	$15,063

Benefits and other deductions
Policyholders’ benefits	325	—	—	2,128	—	2,453
Interest credited to policyholders’ account balances	2,560	—	—	445	—	3,005
Commissions and distribution related payments	618	813	1,259	318	(915)	2,093
Amortization of deferred policy acquisition costs	591	—	—	198	—	789
Compensation and benefits	75	1,777	340	177	—	2,369
Interest expense and financing fees	—	28	—	237	(17)	248
Significant segment expenses	4,169	2,618	1,599	3,503	(932)	10,957
Other segment items (1)	279	780	83	446	(18)	1,570
Income taxes	(207)	(196)	(76)	81	—	(398)
Less: Operating (earnings) loss attributable to the noncontrolling interest	—	386	—	11	—	397
Operating earnings (loss)	$1,549	$571	$220	$(599)	$—	$1,741
_____________
(1)Other segment items include Remeasurement for liability for future policy benefits and Other operating expenses and costs. Additionally, other segment items reflected in Asset Management segment is primarily driven by other operating expense and costs related to general and administrative costs and promotion and servicing expenses.

	Year Ended December 31, 2024
	Retirement	Asset Management	Wealth Management	Corporate & Other	Eliminations	Total
	(in millions)
Segment revenues	$5,492	$4,479	$1,791	$4,122	$(906)	$14,978

Benefits and other deductions
Policyholders’ benefits	324	—	—	2,372	—	2,696
Interest credited to policyholders’ account balances	1,930	—	—	574	—	2,504
Commissions and distribution related payments	526	742	1,133	352	(857)	1,896
Amortization of deferred policy acquisition costs	513	—	—	198	—	711
Compensation and benefits	85	1,788	314	190	—	2,377
Interest expense and financing fees	—	44	—	223	(26)	241
Significant segment expenses	3,378	2,574	1,447	3,909	(883)	10,425
Other segment items (1)	255	821	102	472	(23)	1,627
Income taxes	(257)	(178)	(60)	41	—	(454)
Less: Operating (earnings) loss attributable to the noncontrolling interest	—	427	—	41	—	468
Operating earnings (loss)	$1,602	$479	$182	$(259)	$—	$2,004
_____________
(1)Other segment items include Remeasurement for liability for future policy benefits and Other operating expenses and costs. Additionally, other segment items reflected in Asset Management segment is primarily driven by other operating expense and costs related to general and administrative costs and promotion and servicing expenses.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2023
	Retirement	Asset Management	Wealth Management	Corporate & Other	Eliminations	Total
	(in millions)
Segment revenues	$4,605	$4,117	$1,548	$4,087	$(810)	$13,547

Benefits and other deductions
Policyholders’ benefits	299	—	—	2,461	—	2,760
Interest credited to policyholders’ account balances	1,469	—	—	572	—	2,041
Commissions and distribution related payments	417	610	968	347	(752)	1,590
Amortization of deferred policy acquisition costs	447	—	—	194	—	641
Compensation and benefits	85	1,736	285	159	—	2,265
Interest expense and financing fees	5	54	—	230	(37)	252
Significant segment expenses	2,722	2,400	1,253	3,963	(789)	9,549
Other segment items (1)	222	831	86	454	(21)	1,572
Income taxes	(274)	(126)	(51)	58	—	(393)
Less: Operating (earnings) loss attributable to the noncontrolling interest	—	349	—	21	—	370
Operating earnings (loss)	$1,387	$411	$158	$(293)	$—	$1,663
_____________
(1)Other segment items include Remeasurement for liability for future policy benefits and Other operating expenses and costs. Additionally, other segment items reflected in Asset Management segment is primarily driven by other operating expense and costs related to general and administrative costs and promotion and servicing expenses.
The table below presents a reconciliation to net income (loss) attributable to Holdings:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net income (loss) attributable to Holdings	$(1,380)	$1,280	$1,283
Adjustments related to:
Variable annuity product (1)	2,381	637	593
Investment (gains) losses (2)	1,339	133	713
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	50	60	39
Other adjustments (3) (4) (5)	(75)	93	350
Income tax expense (benefit) related to above adjustments	(776)	(194)	(356)
Non-recurring tax items (6)	202	(5)	(959)
Operating earnings (loss)	$1,741	$2,004	$1,663
_____________
(1)As a result of the novation of certain Legacy VA policies completed during the first quarter of 2025, the Company recorded a loss of $499 million in pre-tax net income and an increase of $263 million in pre-tax AOCI, for a total impact loss of $236 million for the year ended December 31, 2025.
(2)Includes $1.1 billion as a result of the assets transferred related to the reinsurance agreement with RGA for the year ended December 31, 2025. See Note 13 of the Notes to these Consolidated Financial Statements for further details.
(3)Includes a gain of $304 million on Non-VA derivatives for the year ended December 31, 2025. Also includes $6 million of expense related to a disputed billing practice of an AB third-party service provider for the year ended December 31, 2025, and certain gross legal expenses related to the COI litigation of $106 million and $144 million for the year ended December 31, 2024 and 2023, respectively.
(4)For the year ended December 31, 2024, includes $82 million of the gain on sale on AB's Bernstein Research Service attributable to Holdings.
(5)For the year ended December 31, 2024, includes $78 million contingent payment gain recognized related to a fair value remeasurement of the contingent payment liability associated with AB's acquisition of CarVal in 2022.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
(6)Non-recurring tax items primarily reflect the effect of uncertain tax positions for a given audit period. Includes a decrease of the deferred tax valuation allowance of $1.0 billion during year ended December 31, 2023.
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
The table below presents revenues by segment and C&O:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Segment revenues:
Retirement (1)	$6,204	$5,492	$4,605
Asset Management (2)	4,551	4,479	4,117
Wealth Management (3)	1,978	1,791	1,548
Corporate and Other (1)	3,280	4,122	4,087
Eliminations	(950)	(906)	(810)

Adjustments related to:
Variable annuity product features, excluding change in MRBs	(2,289)	(2,589)	(2,408)
Investment gains (losses), net	(1,339)	(133)	(713)
Other adjustments to segment revenues	230	169	34
Total revenues	$11,665	$12,425	$10,460
______________
(1)Includes investment expenses charged by AB of $159 million, $144 million and $140 million for the years ended December 31, 2025, 2024 and 2023, respectively, for services provided to the Company.
(2)Inter-segment investment management and other fees of $177 million, $166 million and $160 million for the years ended December 31, 2025, 2024 and 2023, respectively, are included in segment revenues of the Asset Management segment.
(3)Inter-segment distribution fees of $915 million, $857 million and $752 million for the years ended December 31, 2025, 2024 and 2023, respectively, are included in segment revenues of the Wealth Management segment.
Total assets by segment were as follows:

	December 31,
	2025	2024
	(in millions)
Total assets by segment:
Retirement	$196,794	$173,796
Asset Management	10,386	10,137
Wealth Management	183	168
Corporate and Other	110,627	111,626
Total assets	$317,990	$295,727

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
22)    EQUITY
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	December 31,
	2025			2024
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Series A	32,000	32,000	32,000	32,000	32,000	32,000
Series B	20,000	—	—	20,000	17,773	17,773
Series C	12,000	12,000	12,000	12,000	12,000	12,000
Total	64,000	44,000	44,000	64,000	61,773	61,773
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
On December 19, 2024, Holdings redeemed and retired $55 million of Series B Preferred Stock. On April 11, 2025, Holdings redeemed and retired $279 million of Series B Preferred Stock. On September 30, 2025, Holdings redeemed the remaining $165 million of Series B Preferred Stock.
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
Dividends to Shareholders
Dividends declared per share were as follows for the periods indicated:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year ended December 31,
	2025	2024	2023
Series A dividends declared	$1,313	$1,313	$1,313
Series B dividends declared	$1,238	$1,238	$1,238
Series C dividends declared	$1,075	$1,075	$1,075
Common Stock
Dividends declared per share of common stock were as follows for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Dividends declared	$1.05	$0.94	$0.86

Share Repurchase
On February 5, 2024, the Company’s Board of Directors authorized a new $1.3 billion share repurchase program. On February 13, 2025, the Company’s Board of Directors approved an additional $1.5 billion under Holdings’ share repurchase program. On September 9, 2025, the Company’s Board of Directors approved an additional $500 million under Holdings’ share repurchase program. Under these programs, the Company may, from time to time purchase shares of its common stock through various means. The Company may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate the Company to purchase any particular number of shares. As of December 31, 2025 Holdings had $1.0 billion of authorized capacity remaining under its share repurchase program.
For the years ended December 31, 2025, 2024 and 2023, the Company repurchased approximately 28.4 million, 25.7 million and 32.8 million shares of its common stock at a total cost of approximately $1.5 billion, $1.0 billion and $0.9 billion, respectively through open market repurchases, ASRs and privately negotiated transactions. The repurchased common stock was recorded as treasury stock in the consolidated balance sheets and the accelerated share repurchases were retired. For the years ended December 31, 2025, 2024 and 2023, the Company reissued approximately 1.8 million, 1.8 million and 1.5 million shares of its treasury stock, respectively. For the year ended December 31, 2025, 2024 and 2023, the Company retired approximately 9.5 million, 13.2 million and 17.4 million shares of its treasury stock, respectively.
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
In March 2025, Holdings established an obligation to enter into an ASR with a third-party financial institution to repurchase an aggregate of $102 million of Holdings’ common stock. Pursuant to the ASR, on April 2, 2025, Holdings made a pre-payment of $102 million and received initial delivery of 1.6 million of Holdings’ shares. The ASR terminated in April 2025, at which time 629,617 additional shares of common stock were received.

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
In March 2024, Holdings established an obligation to enter into an ASR with a third-party financial institution to repurchase an aggregate of $80 million of Holdings’ common stock. Pursuant to the ASR, on April 3, 2024, Holdings made a pre-payment of $80 million and received initial delivery of 1.7 million of Holdings’ shares. The ASR terminated in May 2024, at which time an additional 466,923 shares of common stock were received.
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

Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances are as follows:

	December 31,
	2025	2024
	(in millions)
Unrealized gains (losses) on investments	$(4,722)	$(7,334)
Market risk benefits - instrument -specific credit risk component	(1,166)	(1,125)
Liability for future policy benefits - current discount rate component	204	372
Defined benefit pension plans	(563)	(579)
Foreign currency translation adjustments	(58)	(88)
Total accumulated other comprehensive income (loss)	(6,305)	(8,754)
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(25)	(42)
Accumulated other comprehensive income (loss) attributable to Holdings	$(6,280)	$(8,712)

The components of OCI, net of taxes are as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$1,710	$(874)	$1,954
(Gains) losses reclassified into net income (loss) during the period (1)	960	47	445
Net unrealized gains (losses) on investments	$2,670	(827)	2,399
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(102)	67	(20)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $440, $(223) and $207)	2,568	(760)	2,379

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Change in LFPB discount rate and MRB credit risk, net of tax
Changes in instrument-specific credit risk - market risk benefits (net of deferred income tax expense (benefit) of $(9), $(100) and $(279))	(32)	(375)	(1,049)
Changes in current discount rate - liability for future policy benefits (net of deferred income tax expense (benefit) of $(35), $40, and $(36))	(133)	150	(137)
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost)	16	79	(4)
Change in defined benefit plans (net of deferred income tax expense (benefit) of $2, $(19), and $4)	16	79	(4)
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	30	(11)	15
Foreign currency translation adjustment	30	(11)	15
Total other comprehensive income (loss), net of income taxes	2,449	(917)	1,204
Less: Other comprehensive income (loss) attributable to noncontrolling interest	17	(2)	10
Other comprehensive income (loss) attributable to Holdings	$2,432	$(915)	$1,194
______________
(1)See “reclassification adjustments” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(255) million, $(12) million and $(118) million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
23)    EARNINGS PER COMMON SHARE
The following table presents a reconciliation of net income (loss) and weighted-average common shares used in calculating basic and diluted EPS for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding — basic	298.1	321.2	350.1
Effect of dilutive securities:
Employee share awards (1)	0.0	3.6	1.5
Weighted-average common shares outstanding — diluted	298.1	324.8	351.6

Net income (loss):
Net income (loss)	$(1,037)	$1,796	$1,624
Less: Net income (loss) attributable to the noncontrolling interest	343	516	341
Net income (loss) attributable to Holdings	(1,380)	1,280	1,283
Less: Preferred stock dividends	61	80	80
Net income (loss) available to Holdings’ common shareholders	$(1,441)	$1,200	$1,203

EPS:
Basic	$(4.83)	$3.74	$3.44
Diluted	$(4.83)	$3.69	$3.42
_____________
(1)Calculated using the treasury stock method.
For the years ended December 31, 2025, 2024 and 2023, 5.4 million, 2.7 million, and 3.5 million of outstanding stock awards, respectively, were not included in the computation of diluted EPS because their effect was anti-dilutive.
24)    REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Balance, beginning of period	$125	$770	$455
Net earnings (loss) attributable to redeemable noncontrolling interests	17	61	44
Deconsolidated funds (1)	—	(1,040)	—
Purchase/change of redeemable noncontrolling interests	180	334	271
Balance, end of period	$322	$125	$770
_____________
(1)During the fourth quarter of 2024, the Company deconsolidated one of its funds as it reached its deconsolidation threshold. This resulted in a $1.0 billion reduction in redeemable noncontrolling interest.
25)    REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS
During the period ended March 31, 2025, the Company identified an immaterial error related to the initial bookkeeping of ceded accrued fees within policyholders’ account balance ultimately impacting the initial deposit accounting of a reinsurance transaction. The impact of this error to prior periods’ financial statements was not considered to be material. To improve the consistency and comparability of the financial statements, management voluntarily revised the financial statements to include the revisions discussed herein. As a result of the determination to revise previously issued financial statements for the deposit accounting discussed above, management also has corrected other

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
previously identified but uncorrected errors and errors recorded in incorrect periods including, a) pension liability overstatement due to a reconciling item, b) incorrect FX impacting the FABN carrying value, c) incorrect inputs ratio in our MRB modeling and incorrect inputs in the deposit accounting calculation, d) the hedging impact of TIPS hedging income was incorrectly recorded in AOCI, e) error in the manual accrual in an input calculation in the treasury package overstating Policyholders’ account balance and Interest credited to policyholders, f) incorrect actuarial indication impacting the Liability for MRB and purchased MRB, and g) incorrect allocation of earned premiums to loss ratio impacting reserves.
Management assessed the materiality of this change within prior period financial statements based upon SEC Staff Accounting Bulletin Number 99, Materiality, which is since codified in ASC 250, Accounting Changes and Error Corrections. The prior period comparative financial statements that are presented herein have been revised.
The following tables present line items for prior period financial statements that have been affected by the revision. For these line items, the tables detail the amounts as previously reported, the impact upon those line items due to the revision, and the amounts as currently revised within the financial statements. Prior period disclosures have also been revised where applicable.

	December 31, 2024
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Balance Sheets:
ASSETS
Trading securities, at fair value	$1,095	$(6)	$1,089
Total investments	116,447	(6)	116,441
Amounts due from reinsurers	8,044	(145)	7,899
Current and deferred income taxes	1,997	6	2,003
Separate Accounts assets	134,711	6	134,717
Total Assets	$295,866	$(139)	$295,727
LIABILITIES
Policyholders’ account balances	$110,965	$(36)	$110,929
Amounts due to reinsurers	1,407	14	1,421
Other liabilities	7,135	(103)	7,032
Separate Accounts liabilities	134,711	6	134,717
Total Liabilities	292,298	(119)	292,179
EQUITY
Retained earnings	10,647	(20)	10,627
Total equity attributable to Holdings	1,585	(20)	1,565
Total Equity	3,443	(20)	3,423
Total Equity and Redeemable NCI	3,568	(20)	3,548
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$295,866	$(139)	$295,727

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	December 31, 2023
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Balance Sheets:
ASSETS
Amounts due from reinsurers	$8,352	$(155)	$8,197
Current and deferred income taxes	2,050	4	2,054
Purchased market risk benefits	9,427	28	9,455
Other assets	3,323	1	3,324
Assets for market risk benefits	591	3	594
Total Assets	$276,814	$(119)	$276,695
LIABILITIES
Policyholders’ account balances	$95,673	$(30)	$95,643
Liability for market risk benefits	14,612	18	14,630
Future policy benefits and other policyholders’ liabilities	17,363	11	17,374
Amounts due to reinsurers	1,450	7	1,457
Other liabilities	6,088	(112)	5,976
Total Liabilities	271,656	(106)	271,550
EQUITY
Retained earnings	10,243	7	10,250
Accumulated other comprehensive income (loss)	(7,777)	(20)	(7,797)
Total equity attributable to Holdings	2,649	(13)	2,636
Total Equity	4,388	(13)	4,375
Total Equity and Redeemable NCI	5,158	(13)	5,145
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$276,814	$(119)	$276,695

	Year Ended December 31, 2024
	As Previously Reported	Impact of Revisions	As Revised
	(in millions, except per share data)
Consolidated Statements of Income (Loss)
REVENUES
Premiums	$1,162	$10	$1,172
Net investment income (loss)	4,896	(15)	4,881
Other income	1,305	(7)	1,298
Total revenues	12,437	(12)	12,425
BENEFITS AND OTHER DEDUCTIONS
Remeasurement of liability for future policy benefits	6	(12)	(6)
Change in market risk benefits and purchased market risk benefits	(1,971)	31	(1,940)
Interest credited to policyholders’ account balances	2,499	(6)	2,493
Compensation and benefits	2,441	10	2,451
Total benefits and other deductions	10,326	23	10,349
Income (loss) from continuing operations, before income taxes	2,111	(35)	2,076
Income tax (expense) benefit	(288)	8	(280)
Net income (loss)	1,823	(27)	1,796
Less: Net (income) loss attributable to the noncontrolling interest	516	—	516
Net income (loss) attributable to Holdings	1,307	(27)	1,280
Less: Preferred stock dividends	80	—	80
Net income (loss) available to Holdings’ common shareholders	$1,227	$(27)	$1,200

EARNINGS PER COMMON SHARE
Basic	$3.82	$(0.08)	$3.74
Diluted	$3.78	$(0.09)	$3.69
Shares Outstanding:
Basic	321.2	—	321.2
Diluted	324.8	—	324.8

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2023
	As Previously Reported	Impact of Revisions	As Revised
	(in millions, except per share data)
Consolidated Statements of Income (Loss)
REVENUES
Premiums	$1,104	$(9)	$1,095
Net investment income (loss)	4,320	(50)	4,270
Other income	1,014	(9)	1,005
Total revenues	10,528	(68)	10,460
BENEFITS AND OTHER DEDUCTIONS
Remeasurement of liability for future policy benefits	75	11	86
Change in market risk benefits and purchased market risk benefits	(1,807)	(8)	(1,815)
Interest credited to policyholders’ account balances	2,083	(42)	2,041
Compensation and benefits	2,328	(5)	2,323
Total benefits and other deductions	9,790	(44)	9,746
Income (loss) from continuing operations, before income taxes	738	(24)	714
Income tax (expense) benefit	905	5	910
Net income (loss)	1,643	(19)	1,624
Less: Net (income) loss attributable to the noncontrolling interest	341	—	341
Net income (loss) attributable to Holdings	1,302	(19)	1,283
Less: Preferred stock dividends	80	—	80
Net income (loss) available to Holdings’ common shareholders	$1,222	$(19)	$1,203

EARNINGS PER COMMON SHARE
Basic	$3.49	$(0.05)	$3.44
Diluted	$3.48	$(0.06)	$3.42
Shares Outstanding:
Basic	350.1	—	350.1
Diluted	351.6	—	351.6

	Year Ended December 31, 2024
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$1,823	$(27)	$1,796
Other comprehensive income (loss) net of income taxes:
Change in market risk benefits - instrument-specific credit risk	(389)	14	(375)
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	73	6	79
Total other comprehensive income (loss), net of income taxes	(937)	20	(917)
Comprehensive income (loss)	886	(7)	879
Less: Comprehensive income (loss) attributable to the noncontrolling interest	514	—	514
Comprehensive income (loss) attributable to Holdings	$372	$(7)	$365

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2023
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$1,643	$(19)	$1,624
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	2,377	2	2,379
Change in market risk benefits - instrument-specific credit risk	(1,027)	(22)	(1,049)
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	(3)	(1)	(4)
Total other comprehensive income (loss), net of income taxes	1,225	(21)	1,204
Comprehensive income (loss)	2,868	(40)	2,828
Less: Comprehensive income (loss) attributable to the noncontrolling interest	351	—	351
Comprehensive income (loss) attributable to Holdings	$2,517	$(40)	$2,477

	Year Ended December 31, 2024
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Equity:
Equity, beginning of period	$4,388	$(13)	$4,375
Total Holdings’ equity, beginning of period	2,649	(13)	2,636
Retained earnings, beginning of year	10,243	7	10,250
Net income (loss) attributable to Holdings	1,307	(27)	1,280
Retained earnings, end of period	10,647	(20)	10,627
Accumulated other comprehensive income (loss), beginning of year	(7,777)	(20)	(7,797)
Other comprehensive income (loss)	(935)	20	(915)
Accumulated other comprehensive income (loss), end of period	(8,712)	—	(8,712)
Total Holdings’ equity, end of period	1,585	(20)	1,565
Total equity, end of period	$3,443	$(20)	$3,423

	Year Ended December 31, 2023
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Equity:
Equity, beginning of period	$3,141	$27	$3,168
Total Holdings’ equity, beginning of period	1,401	27	1,428
Retained earnings, beginning of year	9,825	26	9,851
Net income (loss) attributable to Holdings	1,302	(19)	1,283
Retained earnings, end of period	10,243	7	10,250
Accumulated other comprehensive income (loss), beginning of year	(8,992)	1	(8,991)
Other comprehensive income (loss)	1,215	(21)	1,194
Accumulated other comprehensive income (loss), end of period	(7,777)	(20)	(7,797)
Total Holdings’ equity, end of period	2,649	(13)	2,636
Total equity, end of period	$4,388	$(13)	$4,375

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2024
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Cash Flows:
Cash flows from operating activities:
Net income (loss)	$1,823	$(27)	$1,796
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	2,499	(6)	2,493
Realized and unrealized (gains) losses on trading securities	(88)	6	(82)
Amortization and depreciation	860	8	868
Remeasurement of liability for future policy benefits	6	(12)	(6)
Change in market risk benefits	(1,971)	31	(1,940)
Reinsurance recoverable	(866)	(2)	(868)
Current and deferred income taxes	322	(7)	315
Other, net	117	9	126
Net cash provided by (used in) operating activities	$2,006	$—	$2,006

	Year Ended December 31, 2023
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Cash Flows:
Cash flows from operating activities:
Net income (loss)	$1,643	$(19)	$1,624
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	2,083	(42)	2,041
Amortization and depreciation	812	9	821
Remeasurement of liability for future policy benefits	75	11	86
Change in market risk benefits	(1,807)	(8)	(1,815)
Reinsurance recoverable	(1,471)	2	(1,469)
Current and deferred income taxes	(1,163)	(5)	(1,168)
Other, net	(239)	52	(187)
Net cash provided by (used in) operating activities	$(208)	$—	$(208)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements, Continued
26)     SUBSEQUENT EVENTS
Accelerated Share Repurchase Agreement
In December 2025, Holdings established an obligation to enter into an ASR with a third-party financial institution to repurchase an aggregate of $100 million of Holdings’ common stock. Pursuant to the ASR, on January 6, 2026, Holdings made a pre-payment of $100 million and received initial delivery of 1.7 million shares. The ASR terminated in January 2026, at which time an additional 446,241 shares of common stock were received.
Share Repurchase Authority
On February 11, 2026, Holdings’s Board approved an additional $1.0 billion share repurchase program. As of December 31, 2025, Holdings had $1.0 billion of authorized capacity remaining under its prior authorizations. The repurchase program does not obligate Holdings to purchase any particular number of shares. See Note 22 of the Notes to these Consolidated Financial Statements for additional details on the repurchase program.

EQUITABLE HOLDINGS, INC.
SCHEDULE I

SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2025

	Cost (1)	Fair Value	Carrying Value
	(in millions)
Fixed maturities, AFS:
U.S. government, agencies and authorities	$5,040	$3,737	$3,737
State, municipalities and political subdivisions	378	310	310
Foreign governments	556	482	482
Public utilities	7,873	7,319	7,319
All other corporate bonds	40,320	37,522	37,522
Residential mortgage-backed	7,093	7,086	7,086
Asset-backed	15,978	16,058	16,058
Commercial mortgage-backed	4,814	4,590	4,590
Redeemable preferred stocks	54	58	58
Total fixed maturities, AFS	82,106	77,162	77,162
Fixed maturities, at fair value using the fair value option	3,001	2,943	2,943
Mortgage loans on real estate (2)	23,031	21,957	22,718
Policy loans	1,862	1,958	1,862
Other equity investments	3,162	3,779	3,779
Trading securities	1,457	1,572	1,572
Other invested assets	10,968	10,968	10,968
Total Investments	$125,587	$120,339	$121,004
______________
(1)Cost for fixed maturities represents original cost, reduced by repayments and write-downs and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by write-downs; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.
(2)Carrying value for mortgage loans on real estate represents original cost adjusted for amortization of premiums or accretion of discount and reduced by credit loss allowance. Includes mortgage loans carried at fair value using the fair value option of $50 million.

EQUITABLE HOLDINGS, INC.
SCHEDULE II
Balance Sheets (Parent Company)
December 31, 2025 and 2024

	December 31,
	2025	2024
	(in millions, except share amounts)
ASSETS
Investment in consolidated subsidiaries	$1,501	$2,848
Fixed maturities available-for-sale, at fair value (amortized cost of $0 and $251)	—	248
Other equity investments	340	359
Total investments	1,841	3,455
Cash and cash equivalents	1,154	1,628
Goodwill and other intangible assets, net	1,203	1,216
Loans to affiliates	810	710
Receivable from affiliates	364	873
Current and deferred income taxes assets	1,196	753
Other assets	105	230
Total Assets	$6,673	$8,865

LIABILITIES
Long-term debt	$3,835	$3,833
Employee benefits liabilities	844	758
Loans from affiliates	1,900	1,900
Payable to affiliates	69	680
Other liabilities	99	109
Total Liabilities	$6,747	$7,280

EQUITY ATTRIBUTABLE TO HOLDINGS
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,068	$1,507
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 468,341,734 and 477,801,636 shares issued, respectively; 283,358,187 and 309,900,248 shares outstanding, respectively	5	5
Additional paid-in capital	1,932	2,336
Treasury stock, at cost, 184,983,547 and 167,901,388 shares, respectively	(5,165)	(4,198)
Retained earnings	8,366	10,647
Accumulated other comprehensive income (loss)	(6,280)	(8,712)
Total equity attributable to Holdings	(74)	1,585
Total Liabilities and Equity Attributable to Holdings	$6,673	$8,865

The financial information of Holdings should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

EQUITABLE HOLDINGS, INC.
SCHEDULE II
Statements of Income (Loss) and Comprehensive Income (Loss) (Parent Company)
Years Ended December 31, 2025, 2024, and 2023

	Year Ended December 31,
	2025	2024	2023
	(in millions)
REVENUES
Equity in income (losses) from continuing operations of consolidated subsidiaries	$(1,550)	$1,439	$1,355
Net investment income (loss)	86	120	106
Investment gains (losses), net	2	3	—
Other income	(1)	1	—
Total revenues	(1,463)	1,563	1,461

EXPENSES
Interest expense	290	298	291
Other operating costs and expenses	50	43	37
Total expenses	340	341	328
Income (loss) from continuing operations, before income taxes	(1,803)	1,222	1,133
Income tax (expense) benefit	423	85	169
Net income (loss) attributable to Holdings	(1,380)	1,307	1,302
Less: Preferred stock dividends	61	80	80
Net income (loss) available to Holdings' common shareholders	$(1,441)	$1,227	$1,222

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(1,380)	$1,307	$1,302
Other comprehensive income (loss) net of income taxes:
Change in net unrealized gains (losses) on investments	3	368	24
Change in defined benefit plans	(6)	60	(10)
Equity in net other comprehensive income (loss) from continuing operations of consolidated subsidiaries	2,435	(1,363)	1,201
Total other comprehensive income (loss), net of income taxes	2,432	(935)	1,215
Comprehensive income (loss)	$1,052	$372	$2,517

The financial information of Holdings should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

EQUITABLE HOLDINGS, INC.
SCHEDULE II
Statements of Cash Flows (Parent Company)
Years Ended December 31, 2025, 2024, and 2023

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net income (loss) attributable to Holdings	$(1,380)	$1,307	$1,302
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Investment (gains) losses	(2)	(3)	—
Equity in net (earnings) loss of subsidiaries	1,550	(1,439)	(1,355)
Non-cash long term incentive compensation expense	69	91	13
Amortization and depreciation	48	46	46
Equity (income) loss limited partnerships	—	(1)	6
Dividends from subsidiaries	2,641	1,499	2,442
Changes in:
Current and deferred taxes	(435)	(68)	(150)
Other, net	63	(6)	90
Net cash provided by (used in) operating activities	$2,554	$1,426	$2,394

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$652	$1,270	$228
Short-term investments	—	7	1,000
Other	22	6	—
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(401)	(481)	(10)
Short-term investments	—	—	(544)
Other	(18)	—	(10)
Net issuance on credit facilities to affiliates	(100)	190	90
Other, net	16	5	—
Net cash provided by (used in) investing activities	$171	$997	$754

Cash flows from financing activities:
Redemption of preferred stock	$(449)	$(55)	$—
Change in short-term financings	—	—	(520)
Issuance of long-term debt	495	—	497
Repayment of long-term debt	(500)	(565)	—
Shareholder dividends paid	(314)	(302)	(301)
Preferred dividends paid	(61)	(80)	(80)
Purchase of treasury shares	(1,450)	(1,014)	(919)
Capital contribution to subsidiaries	—	—	(1,142)
Contribution to subsidiary to reimburse tax share of shared based compensation	(147)	—	—
Purchase of AllianceBernstein Units	(761)	(185)	—
Other, net	(12)	14	(2)
Net cash provided by (used in) financing activities	$(3,199)	$(2,187)	$(2,467)

Change in cash and cash equivalents	(474)	236	681
Cash and cash equivalents, beginning of period	1,628	1,392	711
Cash and cash equivalents, end of period	$1,154	$1,628	$1,392

Supplemental cash flow information:
Interest paid	$205	$192	$185
Income taxes (refunded) paid	$12	$(17)	$2

Non-cash transactions from investing and financing activities:
Change in investment in subsidiary to equity investment	$—	$138	$—
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
2)    LOANS TO AFFILIATES
On November 4, 2019, Holdings made available to AB a $900 million committed, unsecured senior credit facility (the “EQH Facility”). The EQH Facility was amended and restated as of August 30, 2024, extending the maturity date to August 31, 2029. There were no other significant changes included in the amendment. The EQH Facility is available for AB’s general business purposes. Borrowings by AB under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated. Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by AB from time to time until the maturity of the facility. AB or Holdings may reduce or terminate the commitment at any time without penalty upon proper notice. Holdings also may terminate the facility immediately upon a change of control of the general partner. As of December 31, 2025 and 2024, AB had $810 million and $710 million outstanding under the EQH Facility with interest rates of approximately 3.7% and 4.3%, respectively.
3)    LOANS FROM AFFILIATES
In June 2021, Holdings received a $1.0 billion 10-year term loan from Equitable Financial. The loan has an interest rate of 3.23% and matures in June 2031. The amount outstanding on the loan at both December 31, 2025 and 2024, was $1.0 billion.
In November 2019, Holdings received a $900 million loan from Equitable Financial that matured November 4, 2024. The loan was reissued on November 4, 2024, with an interest rate of one- month CME Term SOFR plus 1.25%. The loan matures on November 4, 2029. In December 2025, $500 million of the loan was sold from Equitable Financial to Equitable America.The amount outstanding on the loan at both December 31, 2025 and 2024 was $900 million.
Interest cost related to loans from affiliates totaled $82 million, $88 million and $90 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
5)    ISSUANCE OF SERIES A, SERIES B AND SERIES C FIXED RATE NONCUMULATIVE PERPETUAL PREFERRED STOCK
See Note 22 of the Notes to the Consolidated Financial Statements.
6)    SHARE REPURCHASE
See Note 22 of the Notes to the Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2025

	Retirement	Asset Management	Wealth Management	Corporate and Other	Elim-inations	Total
	(in millions)
Deferred policy acquisition costs	$5,163	$—	$—	$2,360	$—	$7,523
Policyholders’ account balances	118,537	—	—	14,896	—	133,433
Future policy benefits and other policyholders’ liabilities	5,318	—	—	12,342	—	17,660
Policy charges and premium revenue	1,217	—	—	1,997	—	3,214
Net derivative gains (losses)	(2,268)	(29)	—	223	19	(2,055)
Net investment income (loss)	4,294	20	12	785	123	5,234
Policyholders’ benefits and interest credited	2,896	—	—	2,515	—	5,411
Amortization of deferred policy acquisition costs	591	—	—	198	—	789
All other operating expenses (1)	789	3,493	1,683	1,644	(951)	6,658

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2024

	Retirement	Asset Management	Wealth Management	Corporate and Other	Elim-inations	Total
	(in millions)
Deferred policy acquisition costs	$4,780	$—	$—	$2,390	$—	$7,170
Policyholders’ account balances	96,407	—	—	14,522	—	110,929
Future policy benefits and other policyholders’ liabilities	5,122	—	—	12,491	—	17,613
Policy charges and premium revenue	1,180	—	—	2,487	—	3,667
Net derivative gains (losses)	(2,557)	(7)	—	(9)	22	(2,551)
Net investment income (loss)	3,680	13	17	1,075	96	4,881
Policyholders’ benefits and interest credited	2,242	—	—	2,947	—	5,189
Amortization of deferred policy acquisition costs	513	—	—	198	—	711
All other operating expenses (1)	250	3,364	1,550	191	(906)	4,449

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2023

	Retirement	Asset Management	Wealth Management	Corporate and Other	Elim-inations	Total
	(in millions)
Deferred policy acquisition costs	$4,333	$—	$—	$2,372	$—	$6,705
Policyholders’ account balances	80,227	—	—	15,416	—	95,643
Future policy benefits and other policyholders' liabilities	4,539	—	—	12,835	—	17,374
Policy charges and premium revenue	1,059	—	—	2,416	—	3,475
Net derivative gains (losses)	(2,338)	(16)	—	(62)	19	(2,397)
Net investment income (loss)	2,981	49	13	1,144	83	4,270
Policyholders’ benefits and interest credited	1,768	—	—	3,027	—	4,795
Amortization of deferred policy acquisition costs	447	—	—	194	—	641
All other operating expenses (1)	129	3,350	1,341	300	(810)	4,310
_____________
(1)Operating expenses are allocated to segments.

EQUITABLE HOLDINGS, INC.
SCHEDULE IV
REINSURANCE (1)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
			(in millions)
2025
Life insurance in-force	$491,171	$230,322	$10,866	$271,715	4.0%

Premiums:
Life insurance and annuities	$817	$240	$172	$749	23.0%
Accident and health	341	37	(7)	297	(2.4)%
Total premiums	$1,158	$277	$165	$1,046	15.8%

2024
Life insurance in-force	$480,603	$193,507	$11,817	$298,913	4.0%

Premiums:
Life insurance and annuities	$931	$210	$168	$889	18.9%
Accident and health	314	37	6	283	2.1%
Total premiums	$1,245	$247	$174	$1,172	14.8%

2023
Life insurance in-force	$485,692	$166,167	$30,706	$350,231	8.8%

Premiums:
Life insurance and annuities	$905	$197	$157	$865	18.2%
Accident and health	270	48	8	230	3.5%
Total premiums	$1,175	$245	$165	$1,095	15.1%
______________
(1)Includes amounts related to the discontinued group life and health business.

Part II, Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Part II, Item 9A
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s CEO and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2025. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Based on the evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2025, that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our executive officers during the three months ended December 31, 2025, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans. The plan listed below is only executed when the stock price reaches a required minimum. In addition, the executives identified in the table below are required to maintain an ownership of our common stock with a value equal to at least a multiple of their annual base salary (three times for Mr. Hurd).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Start Date of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to be Purchased or Sold
Jeffrey J. Hurd Chief Operating Officer	11/6/2025	3/15/2026	9/15/2026	Sale of up to 86,149 shares(2) of common stock in several transactions through the scheduled expiration date in 2026.
(1)In each case, a Rule 10b5-1 trading plan may also expire on such earlier date as all transactions under the Rule 10b5-1 trading plan are completed.
(2)56,149 of Mr. Hurd’s shares consist of stock options and 30,000 of Mr. Hurd’s shares consist of common stock already owned.

Other than as set forth in the table above, during the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Part II, Item 9C.
DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III, Item 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to, and will be contained in, the Company’s 2026 Proxy Statement.
Part III, Item 11.
EXECUTIVE COMPENSATION
The information required by this item (other than the disclosure responsive to Item 202(v) of Regulation S-K) is incorporated by reference to, and will be contained in, the Company’s 2026 Proxy Statement.
Part III, Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information

The following table provides information as of December 31, 2025, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, see Note 17 of Notes to the Consolidated Financial Statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders
Omnibus Plan	5,592,253	(1)	22.29	(2)	29,533,226
Stock Purchase Plan (3) (4)					3,615,509
Equity compensation plans not approved by security holders	—				—
Total	5,592,253				33,148,735
_____________
(1)Represents 594,770 outstanding options, 2,404,221 outstanding RSUs and 2,593,262 outstanding performance shares as of December 31, 2025 under the 2018 & 2019 Omnibus Plan. Totals include dividend equivalents on performance shares of 61,200 and on RSUs of 95,890. The number of performance shares represents the number of shares that would be received based on maximum performance, reduced for cancellations through December 31, 2025. The actual number of shares the Compensation Committee will award at the end of each performance period will range between 0% and 200% of the target number of units granted, based upon a measure of the reported performance of the Company relative to stated goals.
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
All of the other information required by this item is incorporated by reference to, and will be contained in, the Company’s 2026 Proxy Statement.
Part III, Item 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to, and will be contained in, the Company’s 2026 Proxy Statement.
Part III, Item 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to, and will be contained in, the Company’s 2026 Proxy Statement.

Part IV, Item 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:

		Page Number
1.	Financial Statements—Item 8. Financial Statements and Supplementary Data	102
2.	Financial Statement Schedules:
	Schedule I—Summary of Investments Other Than Investments in Related Parties as of December 31, 2025	229
	Schedule II—Condensed Financial Information of Parent Company as of December 31, 2025 and 2024, and for the Years Ended December 31, 2025, 2024 and 2023	229
	Schedule III—Supplementary Insurance Information as of December 31, 2025, 2024 and 2023 and for the Years Ended December 31, 2025, 2024 and 2023	234
	Schedule IV—Reinsurance for the Years Ended December 31, 2025, 2024 and 2023	235
3.	Exhibits: See the accompanying Index to Exhibits.	248

Part IV, Item 16.
FORM 10-K SUMMARY
None.

GLOSSARY
Selected Financial Terms

Account Value (“AV”)	Generally equals the aggregate policy account value of our retirement and protection products. General Account AV refers to account balances in investment options that are backed by the General Account while Separate Accounts AV refers to Separate Accounts investment assets.

Additional insurance liabilities	Additional liabilities for contract or contract feature that provide for additional benefits in addition to the account balance but are not MRBs or embedded derivatives.

Alternative investments	Investments in real estate and real estate joint ventures and other limited partnerships.

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

Deferred policy acquisition cost (“DAC”)	Represents the incremental costs related directly to the successful acquisition of new and certain renewal insurance policies and annuity contracts and which have been deferred on the balance sheet as an asset.

Deferred sales inducements (“DSI”)	Represent amounts that are credited to a policyholder’s account balance that are higher than the expected crediting rates on similar contracts without such an inducement and that are an incentive to purchase a contract and also meet the accounting criteria to be deferred as an asset that is amortized over the life of the contract.

Fee-Type Revenue	Revenue from fees and related items, including policy charges and fee income, premiums, investment management and service fees, and other income.

Gross Premiums	FYP and Renewal premium and deposits.

Invested assets	Includes fixed maturity securities, equity securities, mortgage loans, policy loans, alternative investments and short-term investments.

Premium and deposits	Amounts a policyholder agrees to pay for an insurance policy or annuity contract that may be paid in one or a series of payments as defined by the terms of the policy or contract.

Policy Reserves	Equals the aggregate value of Policyholders’ account balances and Future policy benefits for policies in our Policy Reserves.

Reinsurance	Insurance policies purchased by insurers to limit the total loss they would experience from an insurance claim.

Renewal premium and deposits	Premiums and deposits after the first twelve months of the policy or contract.

Risk-based capital (“RBC”)	Rules to determine insurance company statutory capital requirements. It is based on rules published by the National Association of Insurance Commissioners (“NAIC”).

Total adjusted capital (“TAC”)	Primarily consists of capital and surplus, and the asset valuation reserve.

Product Terms

401(k)	A tax-deferred retirement savings plan sponsored by an employer. 401(k) refers to the section of the Internal Revenue Code of 1986, as amended (the “Code”) pursuant to which these plans are established.

403(b)	A tax-deferred retirement savings plan available to certain employees of public schools and certain tax-exempt organizations. 403(b) refers to the section of the Code pursuant to which these plans are established.

457(b)	A deferred compensation plan that is available to governmental and certain non-governmental employers. 457(b) refers to the section of the Code pursuant to which these plans are established.

Affluent	Refers to individuals with $250,000 to $999,999 of investable assets.

Annuitant	The person who receives annuity payments or the person whose life expectancy determines the amount of variable annuity payments upon annuitization of an annuity to be paid for life.

Annuitization	The process of converting an annuity investment into a series of periodic income payments, generally for life.

Benefit base	A notional amount (not actual cash value) used to calculate the owner’s guaranteed benefits within an annuity contract. The death benefit and living benefit within the same contract may not have the same benefit base.

Cash surrender value	The amount an insurance company pays (minus any surrender charge) to the policyholder when the contract or policy is voluntarily terminated prematurely.

Deferred annuity	An annuity purchased with premiums paid either over a period of years or as a lump sum, for which savings accumulate prior to annuitization or surrender, and upon annuitization, such savings are exchanged for either a future lump sum or periodic payments for a specified length of time or for a lifetime.

Fixed annuity	An annuity that guarantees a set annual rate of return with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time.

Fixed-Rate GMxB	Guarantees on our individual variable annuity products that are based on a rate that is fixed at issue.

Floating-Rate GMxB	Guarantees on our individual variable annuity products that are based on a rate that varies with a specified index rate, subject to a cap and floor.

Future policy benefits	Future policy benefits for the annuities business are comprised mainly of liabilities for life-contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.

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

GMxB	A general reference to all forms of variable annuity guaranteed benefits, including guaranteed minimum living benefits, or GMLBs (such as GMIBs, GMWBs and GMABs), and guaranteed minimum death benefits, or GMDBs (inclusive of return of premium death benefit guarantees).

Guaranteed income benefit (“GIB”)	An optional benefit which provides the policyholder with a guaranteed lifetime annuity based on predetermined annuity purchase rates applied to a GIB benefit base, with annuitization automatically triggered if and when the contract AV falls to zero.

Guaranteed minimum accumulation benefits (“GMAB”)	An optional benefit (available for an additional cost) which entitles an annuitant to a minimum payment, typically in lump-sum, after a set period of time, typically referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying AV.

Guaranteed minimum death benefits (“GMDB”)	An optional benefit (available for an additional cost) that guarantees an annuitant’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying AV, upon the death of the annuitant.

Guaranteed minimum income benefits (“GMIB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the underlying AV.

Guaranteed minimum living benefits (“GMLB”)	A reference to all forms of guaranteed minimum living benefits, including GMIBs, GMWBs and GMABs (does not include GMDBs).

Guaranteed minimum withdrawal benefit (“GMWB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the annuitant could be greater than the underlying AV.

Guaranteed Universal Life	A universal life insurance offering with a lifetime no lapse guarantee rider, otherwise known as a guaranteed UL policy. With a GUL policy, the premiums are guaranteed to last the life of the policy.

Guaranteed withdrawal benefit for life (“GWBL”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for the duration of the policyholder’s life, regardless of account performance.

High net worth	Refers to individuals with $1,000,000 or more of investable assets.

Index-linked annuities	An annuity that provides for asset accumulation and asset distribution needs with an ability to share in the upside from certain financial markets such as equity indices, or an interest rate benchmark. With an index-linked annuity, the policyholder’s AV can grow or decline due to various external financial market indices performance.

Indexed Universal Life (“IUL”)	A life insurance offering built on a universal life insurance framework that uses an equity-linked approach for generating policy investment returns.

Living benefits	Optional benefits (available at an additional cost) that guarantee that the policyholder will get back at least his original investment when the money is withdrawn.

Mortality and expense risk fee (“M&E fee”)	A fee charged by insurance companies to compensate for the risk they take by issuing life insurance and variable annuity contracts.

Net flows	Net change in customer account balances in a period including, but not limited to, gross premiums, surrenders, withdrawals and benefits. It excludes investment performance, interest credited to customer accounts and policy charges.

Net Promoter Scores	A metric that measures how likely employees are to recommend us as an employer.

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

Reset Date
Holdings will pay dividends on the Series B Preferred Stock on a noncumulative basis only when, as and if declared by the Company’s Board of Directors (or a duly authorized committee of the Board) and will be payable semi-annually in arrears, at an annual rate equal to the fixed rate of 4.950%.

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

ACRONYMS
•“2017 Plan” means the AB 2017 Long Term Incentive Plan
•“AB” or “AllianceBernstein” means AB Holding and ABLP.
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
•“CDSC” means contingent deferred sales commission
•“CEA” means Commodity Exchange Act
•“CECL” means current expected credit losses
•“CEO” means Chief Executive Officer
•“CFTC” means U.S. Commodity Futures Trading Commission
•“CISO” means Chief Information Security Officer
•“CLO” means collateralized loan obligation
•“CMBS” means commercial mortgage-backed security
•“CODM” means Chief Operating Decision Maker
•“COI” means cost of insurance
•“COLI” means corporate owned life insurance
•“Company” means Equitable Holdings, Inc. and its consolidated subsidiaries
•“COSO” means the Committee of Sponsoring Organizations of the Treadway Commission
•“COVID-19” means coronavirus disease of 2019
•“CPPA” means the California Privacy Protection Agency
•“CRP” means credit rating provider
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
•“Equitable Bermuda” means Equitable Financial Bermuda RE Ltd.
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
•“ESG” means environmental, social and governance
•“ETF” means exchange traded fund
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
•“FIO” means Federal Insurance Office
•“FMV” means fair market value
•“FSOC” means Financial Stability Oversight Council
•“FTSE” means Financial Times Stock Exchange
•“FVO” means fair value option
•“FYP” means first year premium
•“GCC” means group capital calculation
•“GLB” means guaranteed living benefits
•The “General Partner” means AllianceBernstein Corporation, a Delaware corporation and the general partner of AB Holding and ABLP.
•“GIC” means guaranteed investment contract
•“GIO” means guaranteed interest option
•“GLB” means guaranteed living benefit
•“Holdings” means Equitable Holdings, Inc.
•“HTM” means held-to-maturity
•“IMR” means interest maintenance reserve
•“IPO” means initial public offering
•“IRS” means Internal Revenue Service
•“ISDA Master Agreement” means International Swaps and Derivatives Association Master Agreement
•“IT” means information technology
•“IUS” means Investments Under Surveillance
•“K-12 public education market” means the kindergarten, primary and secondary education market

•“LDTI” means long duration targeted improvements
•“LFPB” means liability for future policy benefits
•“LGD” means loss given default
•“LTV” means loan-to-value
•“Manual” means Accounting Practices and Procedures Manual as established by the NAIC
•“MD&A” means Management’s Discussion and Analysis of Financial Condition and Results of Operations
•“MRBs” means market risk benefit
•“MSO” means Market Stabilizer Option
•“NAIC” means National Association of Insurance Commissioners
•“NAR” means net amount at risk
•“NAV” means net asset value
•“NFA” means National Futures Association
•“NGEs” means non-guaranteed elements
•“NI” means non-insulated
•“NII” means net investment income
•“NLG” means no-lapse guarantee
•“Non-GAAP operating common EPS” means Non-GAAP Operating Earnings per common share
•“Non- GAAP Operating EPS” means Non-GAAP operating earnings EPS performance shares” means performance shares based on the Company’s 3-year growth rate on Non-GAAP Operating Earnings per share
•“Non- GAAP Operating EPS” means Non-GAAP operating earnings per share
•“Non-GAAP Operating ROE” means Non-GAAP Operating return on equity
•“NYDFS” means New York State Department of Financial Services
•“NYSE” means New York Stock Exchange
•“NWOW” means New Ways of Working
•“OBBBA” means the One Big Beautiful Bill Act
•“OCI” means other comprehensive income
•“ORSA” means Own Risk and Solvency Assessment Model Act
•“OTC” means over-the-counter
•P-Caps” means pre-capitalized trust securities
•“PBO” means projected benefit obligation
•“PD” means probability of default
•“PEO” means professional employer organizations
•“PFBL” means profits followed by losses
•“PPWG” means the NAIC’s Privacy Protections (H) Working Group
•“PTE” means prohibited transaction exemption
•“Protection Business” means our life and employee benefits businesses, both of which appear in Corporate & Other
•“PTP” means publicly traded partnership
•“R&P” means retirement and protection
•“RBG” means the Retirement Benefits Group, a specialized division of Equitable Advisors
•“RC” means Retirement Cornerstone
•“Reg 213” means New York Insurance Regulation 213
•“Reg BI” means Regulation Best Interest
•“REITs” means real estate investment trusts
•“RIC” means SEC-registered investment company
•“RoU” means right of use
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
•“Series B Preferred Stock” means Holdings’ Series B Fixed Rate Reset Noncumulative Perpetual Preferred Stock
•“Series C Preferred Stock” means Holdings’ Series C Fixed Rate Reset Noncumulative Perpetual Preferred Stock
•“SIA” means sales inducement asset
•“SIFI” means a systemically significant designation by FSOC
•“SIO” means structured investment option
•“SOA” means Society of Actuaries

•“SocGen” means Société Générale
•“SOFR” means Secured Overnight Financial Rate
•“SPE” means special purpose entity
•“SPLLC” means special purpose limited liability company
•“SSAP” means Statements of Standard Accounting Practice
•The “Standard” means NAIC accreditation standards
•“SVO” means Securities Valuation Office
•“TCJA” means the Tax Cuts and Jobs Act
•“TIPS” means treasury inflation-protected securities
•“Topix” means Tokyo Stock Price Index
•“TSR performance shares” means performance shares based on Holdings’ relative total shareholder return targets
•“U.S.” means United States
•“U.S. GAAP” means accounting principles generally accepted in the United States of America
•“Venerable” means Venerable Holdings, Inc., a Delaware corporation
•“VIE” means variable interest entity
•“VISL” means variable interest-sensitive life
•“VOE” means voting interest entity

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1
Third Amended and Restated Certificate of Incorporation of Equitable Holdings, Inc., effective May 21, 2025 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 28, 2025).

3.2	Equitable Holdings, Inc. Seventh Amended and Restated By-laws, effective May 21, 2025 (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K, filed on May 28, 2025).
3.3
Certificate of Designations with respect to the Series A Preferred Stock of the Company, dated November 21, 2019 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 21, 2019).

3.5
Certificate of Designation with respect to the Series C Preferred Stock of the Company, dated January 6, 2021 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 6, 2021).

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
4.10
Indenture, dated as of April 5, 2019, between Equitable Holdings, Inc., as issuer, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-3ASR filed on November 20, 2019).

4.11	Third Supplemental Indenture, dated January 11, 2023, between Equitable Holdings, Inc., as issuer, and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on January 11, 2023).
4.12
Junior Subordinated Indenture, dated as of September 18, 2024, between Equitable Holdings, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-3 filed on September 19, 2024).

4.13	First Supplemental Indenture, dated as of March 26, 2025, by and between Equitable Holdings, Inc., as issuer, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on form 8-K, filed March 26, 2025).
4.14
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 26, 2024).

4.16	Form of Junior Subordinated Debt Security (included as Exhibit A to Exhibit 4.15 above (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 26, 2025).
4.17	Form of Senior Note (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on January 11, 2023).
10.1	Master Agreement, dated as of April 10, 2013, by and among AXA Equitable Financial Services, LLC, AXA Financial, Inc. and Protective Life Insurance Company (incorporated by reference to Exhibit 10.5 to the IPO Form S-1).
10.2†	Employment Agreement, dated as of March 9, 2011, by and between AXA Financial, Inc. and Mark Pearson (incorporated by reference to Exhibit 10.7 to the IPO Form S-1).
10.2.1†	Letter Agreement, dated February 19, 2013, between AXA Financial, Inc., AXA Equitable Life Insurance Company and Mark Pearson (incorporated by reference to Exhibit 10.7.1 to the IPO Form S-1).

10.2.2†	Letter Agreement, dated May 14, 2015, between AXA Financial, Inc., AXA Equitable Life Insurance Company and Mark Pearson (incorporated by reference to Exhibit 10.7.2 to the IPO Form S-1).
10.2.3†
Letter Agreement, dated February 27, 2019, between AXA Equitable Holdings, Inc., AXA Equitable Life Insurance Company and Mark Pearson (incorporated by reference to Exhibit 10.7.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 8, 2019).

10.2.4†
Waiver Agreement, dated May 9, 2019, to Mark Pearson’s Employment Agreement dated March 9, 2011 (incorporated by reference to Exhibit 10.1 to AXA Equitable Holdings, Inc.’s Form 10-Q for the quarterly period ending June 30, 2019, filed on August 9, 2019.

10.2.5†
Letter Agreement, dated December 18, 2019, between AXA Equitable Holdings, Inc., AXA Equitable Life Insurance Company and Mark Pearson (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 19, 2019).

10.2.6†
Letter Agreement, dated February 14, 2023, between Equitable Holdings, Inc., Equitable Financial Life Insurance Company and Mark Pearson (incorporated by reference to Exhibit 10.2.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on February 21, 2023).

10.3†
Director Indemnification Agreement, dated May 4, 2018, between AXA Equitable Holdings, Inc. and each of its directors (incorporated by reference to Exhibit 10.6 to our Form 10-Q for the quarterly period ending March 31, 2018, filed on June 20, 2018).

10.4
Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Citigroup Global Markets Inc., as Dealer (incorporated by reference to Exhibit 10.08 to AB Holding’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 11, 2016).

10.5	Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer (incorporated by reference to Exhibit 10.10 to AB Holding’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 11, 2016).
10.6	Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of November 1, 2023, between AllianceBernstein L.P., as Issuer, and Barclays Capital Inc., as Dealer (incorporated by reference to Exhibit 10.27 to AB Holding’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 9, 2024).
10.7	Amended and Restated Revolving Credit Agreement, originally dated October 13, 2021, and amended August 5, 2025, among AllianceBernstein, L.P., as Borrower, Bank of America, N.A., as Administrative Agent, and the banks and financial institutions named therein (incorporated by reference to Exhibit 10.11 of AB Holding’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on February 12, 2026).
10.8†	Profit Sharing Plan for Employees of AllianceBernstein L.P., as amended and restated as of January 1, 2015, and as further amended as of January 1, 2017 (incorporated by reference to Exhibit 10.05 to AB Holding’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 11, 2016).
10.8.1†	Amendment to the Profit Sharing Plan for Employees of AllianceBernstein L.P., dated as of October 20, 2016, and effective as of January 1, 2017 (incorporated by reference to Exhibit 10.06 to AB Holding’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 13, 2018).
10.8.2†	Amendment to the Profit Sharing Plan for Employees of AllianceBernstein L.P., dated as of April 1, 2018 (incorporated by reference to Exhibit 10.12 to AB Holding’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 13, 2019).
10.8.3†
Amendment to the Profit Sharing Plan for Employees of AllianceBernstein L.P., dated as of June 28, 2022 (incorporated by reference to Exhibit 10.09 to Form 10-K for the fiscal year ended December 31, 2022, as filed February 10, 2023).

10.9†	Employment Agreement, dated as of April 28, 2017, among Seth Bernstein, AllianceBernstein Holding L.P., AllianceBernstein L.P. and AllianceBernstein Corporation (incorporated by reference to Exhibit 10.3 to AB Holding’s Current Report on Form 8-K filed on May 1, 2017).
10.9.1†	Amendment No. 1 to Seth P. Bernstein’s Employment Agreement, dated as of December 11, 2018 (incorporated by reference to Exhibit 10.01 to AB Holding’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 13, 2019).
10.9.2†	Amendment No. 2 to Seth P. Bernstein’s Employment Agreement, dated as of December 18, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 19, 2019).
10.10†	AB 2017 Long Term Incentive Plan, effective as of September 30, 2017 (incorporated by reference to Exhibit 10.06 to AB Holding’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 13, 2018).
10.11	Amended and Restated Revolving Credit Agreement, dated as of June 24, 2021, by and among the Company, the Subsidiary Account Parties party thereto, the banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 29, 2021).

10.11.1	Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated as of May 12, 2023, among Equitable Holdings, Inc., certain Subsidiary Account Parties, certain Banks and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 15, 2023).
10.12	Reimbursement Agreement, dated as of February 16, 2018, by and among AXA Equitable Holdings, Inc. the Subsidiary Account Parties (as defined therein) party thereto and Commerzbank AG, New York Branch (incorporated by reference to Exhibit 10.32 to the IPO Form S-1).
10.12.1	Amendment No. 1 to Reimbursement Agreement, dated as of March 22, 2021, by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Commerzbank AG, New York Branch (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on March 26, 2021).
10.12.2	Amendment No. 2 to Reimbursement Agreement, dated as of June 25, 2021, by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Commerzbank AG, New York Branch (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on June 29, 2021).
10.12.3	Amendment No. 3 to Reimbursement Agreement, dated as of June 9, 2022, by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Commerzbank AG, New York Branch (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 10, 2022).
10.12.4	Amendment No. 4 to Reimbursement Agreement, dated as of May 12, 2023, by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Commerzbank AG, New York Branch (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on May 15, 2023).
10.12.5	Amendment No. 5 to the Reimbursement Agreement, dated as of June 20, 2024, by and among Equitable Holdings, Inc. and Commerzbank AG, New York Branch (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ending June 30, 2024, filed on August 1, 2024).
10.12.6	Amendment No. 6 to the Reimbursement Agreement, dated as of August 25, 2025, by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and Commerzbank AG, New York Branch (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ending September 30, 2025, filed on November 7, 2025).
10.13	Reimbursement Agreement, dated as of January 23, 2024, by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and MUFG Bank Ltd. (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 26, 2024).
10.13.1	Amendment No. 1 to Reimbursement Agreement, dated as of August 25, 2025, by and among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein) party thereto and MUFG Bank Ltd. (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ending September 30, 2025, filed on November 7, 2025).
10.14†	Equitable Severance Benefit Plan, amended and restated as of January 1, 2024 (incorporated by reference to Exhibit 10.45 to the IPO Form S-1 ).
10.15†	Equitable Supplemental Severance Plan for Executives, as amended and restated as of May 9, 2018 (incorporated by reference to Exhibit 10.25 to our Form 10-Q for the quarterly period ending March 31, 2018, filed on June 20, 2018).
10.16†	Equitable Supplemental Severance Plan for Executives, as amended and restated as of August 9, 2019 (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ending June 30, 2019, filed on August 9, 2019).
10.17†	Equitable Executive Survivor Benefits Plan, dated as of April 1, 2012 (incorporated by reference to Exhibit 10.47 to the IPO Form S-1).
10.18†	Amended and Restated Variable Deferred Compensation Plan for Executives, as of November 1, 2001 (incorporated by reference to Exhibit 10.48 to the IPO Form S-1).
10.19†	Amended and Restated Equitable Post-2004 Variable Deferred Compensation Plan for Executives, as of January 1, 2014 (incorporated by reference to Exhibit 10.49 to the IPO Form S-1).
10.20†	AXA Equitable Post-2004 Variable Deferred Compensation Plan for Executives, as amended and restated as of January 1, 2019 (incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 8, 2019).
10.21†	Equitable Excess Retirement Plan, as amended and restated effective September 1, 2008 (incorporated by reference to Exhibit 10.50 to the IPO Form S-1).
10.22†	Equitable Holdings, Inc. Equity Plan for Directors, as amended as of February 27, 2014 (incorporated by reference to Exhibit 10.51 to the IPO Form S-1).
10.23†	Form of Stock Option Agreement under the Equitable Holdings, Inc. Equity Plan for Directors (incorporated by reference to Exhibit 10.52 to the IPO Form S-1).
10.24†	Form of Restricted Stock Agreement under the Equitable Holdings, Inc. Equity Plan for Directors (incorporated by reference to Exhibit 10.53 to the IPO Form S-1).
10.25†	Equitable Post-2004 Variable Deferred Compensation Plan for Directors, as amended and restated as of November 1, 2008 (incorporated by reference to Exhibit 10.54 to the IPO Form S-1).

10.26†	Equitable Holdings, Inc. Charitable Award Program for Directors, as amended as of May 17, 2007 (incorporated by reference to Exhibit 10.55 to the IPO Form S-1).
10.27†	Equitable Holdings, Inc. Short-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.56 to the IPO Form S-1).
10.28†	AXA Equitable Holdings, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.57 to the IPO Form S-1).
10.29†	Amended and Restated Equitable Holdings, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 28, 2025).
10.30†	Equitable Holdings, Inc. Stock Purchase Plan, effective as of December 1, 2018 (incorporated by reference to Exhibit 10.62 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 8, 2019).
10.31#	Form of Equitable Holdings, Inc. 2026 Long-Term Incentive Compensation Program Performance Shares Agreement under the 2019 Omnibus Incentive Plan, effective February 11, 2026.
10.32#	Form of Equitable Holdings, Inc. 2026 Long-Term Incentive Compensation Program Restricted Stock Unit Agreement under the 2019 Omnibus Incentive Plan, effective February 11, 2026.
10.33†	Form of Equitable Holdings, Inc. 2020 Long-Term Incentive Compensation Program Stock Option Agreement under the 2019 Omnibus Incentive Plan for awards granted before February 16, 2022 (incorporated by reference to Exhibit 10.58 to our Annual Report on Form 10-K for the fiscal period ended December 31, 2020, filed on February 24, 2021).
10.34†	AllianceBernstein 2025 Incentive Compensation Award Program (incorporated by reference to Exhibit 10.01 to AB Holding’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on February 12, 2026).
10.35†	AllianceBernstein 2023 Deferred Cash Compensation Program (incorporated by reference to Exhibit 10.02 to AB Holding’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on February 12, 2026).
10.36†	AllianceBernstein Form of Award Agreement, dated as of December 31, 2025, under Incentive Compensation Award Program, Deferred Cash Compensation Program and AB 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.03 to AB Holding’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on February 12, 2026).
10.37††	AllianceBernstein Form of Award Agreement, dated as of May 24, 2023, under AB 2017 Long Term Incentive Plan relating to equity compensation awards to Independent Directors (incorporated by reference to Exhibit 10.04 to AB Holding’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 9, 2024).
10.38††	AllianceBernstein Change in Control Plan for Executive Officers, dated December 11, 2020 (incorporated by reference to Exhibit 99.01 to AB Holding’s Current Report on Form 8-K filed on December 14, 2020).
10.39	Master Transaction Agreement, dated as of October 27, 2020, among Equitable Holdings, Inc., Venerable Insurance and Annuity Company and solely with respect to Article XIV, Venerable Holdings, Inc. (incorporated by reference to Exhibit 10.64 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 24, 2021).
10.40†	Coinsurance and Modified Coinsurance Agreement, dated as of June 1, 2021, between Equitable Financial Life Insurance Company and Corporate Solutions Life Reinsurance Company (redacted) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Equitable Financial Life Insurance Company on June 1, 2021).
10.41	Master Transaction Agreement, dated as of August 16, 2022, among Equitable Financial Life Insurance Company and First Allmerica Financial Life Insurance Company (redacted) (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ending September 30, 2022, filed on November 3, 2022).
10.42	Coinsurance and Modified Coinsurance Agreement, dated as of October 3, 2022, between Equitable Financial Life Insurance Company and First Allmerica Financial Life Insurance Company (redacted) (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ending September 30, 2022, filed on November 3, 2022).
10.43	Master Transaction Agreement, dated as of February 23, 2025, by and among Equitable Financial Life Insurance Company, Equitable Financial Life Insurance Company of America, Equitable Financial Life and Annuity Company and RGA Reinsurance Company (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ending March 31, 2025, filed on May 1, 2025).
10.44	Coinsurance and Modified Coinsurance Agreement, dated July 31, 2025, between Equitable Financial Life Insurance Company and RGA Reinsurance Company (redacted) (incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ending September 30, 2025, filed on November 7, 2025).
10.45	Coinsurance and Modified Coinsurance Agreement, dated July 31, 2025, between Equitable Financial Life Insurance Company of America and RGA Reinsurance Company (redacted) (incorporated by reference to Exhibit 10.4 to our Form 10-Q for the quarterly period ending September 30, 2025, filed on November 7, 2025).

10.46
Revolving Credit Agreement, dated as of July 29, 2025, among Equitable Holdings, Inc., the Subsidiary Account Parties (as defined therein), the Banks (as defined therein) party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 30, 2025).

10.47	Underwriting Agreement, dated March 12, 2025, among Equitable Holdings, Inc. and Citigroup Global Markets, Inc., Morgan Stanley & Co., LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on March 13, 2025).
19#	Insider Trading Policy.
21.1#	List of Subsidiaries of Equitable Holdings, Inc.
23.1#	Consent of PricewaterhouseCoopers LLP.
31.1#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97#	Clawback and Forfeiture Policy.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101)

#	Filed herewith.
†	Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Equitable Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2026.

EQUITABLE HOLDINGS, INC.

By:	/s/ Mark Pearson
Name: Mark Pearson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on February 25, 2026.

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