Form 10-K/A
period 2025-12-31
Equitable Holdings, Inc.
filed 2026-04-21
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-K/A

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
As of March 31, 2026, 281,499,559 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.
EXPLANATORY NOTE
As previously disclosed on a Current Report on Form 8-K filed on March 26, 2026, Equitable Holdings, Inc., a Delaware corporation (“Equitable”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Equitable, Corebridge Financial, Inc., a Delaware corporation (“Corebridge”), Mountain Holding, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of Corebridge (“HoldCo”), Marcy Holding, Inc., a newly formed Delaware corporation and a wholly-owned subsidiary of HoldCo (“Equitable Merger Sub”), and Palisade Holding, Inc., a newly formed Delaware corporation and a wholly-owned subsidiary of HoldCo (“Corebridge Merger Sub”).
Equitable and Corebridge have agreed, subject to the terms and conditions of the Merger Agreement, to effect an all-stock merger transaction to combine their respective businesses by: (a) Corebridge Merger Sub merging with and into Corebridge, with Corebridge surviving such merger as a wholly-owned subsidiary of HoldCo (the “Corebridge Merger”), (b) immediately following the consummation of the Corebridge Merger, Equitable Merger Sub merging with and into Equitable, with Equitable surviving such merger as a wholly-owned subsidiary of HoldCo (the “Equitable Merger” and, together with the Corebridge Merger, the “Mergers”), and (c) as of the closing of the Mergers (the “Closing”), changing the name of HoldCo to “Equitable Holdings, Inc.”
The Merger Agreement and the consummation of the transactions contemplated by the Merger Agreement have been unanimously approved by the boards of directors of both companies.
In order to allow for Equitable to hold a special meeting to consider and vote on the merger transaction, Equitable will hold its 2026 annual shareholder meetings on a later date to be announced as soon as reasonably practicable following the special meeting.
This Form 10-K/A amends the Equitable Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on February 25, 2026 (the “Original Report”), amended to include the information that would have otherwise been incorporated by reference from the Proxy Statement (the “Part III Information”). The following items have been amended to provide the Part III Information:
•Part III, Item 10. Directors, Executive Officers and Corporate Governance
•Part III, Item 11. Executive Compensation
•Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
•Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence
•Part III, Item 14. Principal Accountant Fees and Services
In addition, the Company’s Chief Executive Officer and Principal Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1 and 31.2).
Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

Part III, Item 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors Composition
The fundamental duty of our Board is to oversee the strategy and management of our Company for the benefit of our stockholders. It is essential that the Board be composed of directors who are qualified to conduct this oversight. Accordingly, the Board seeks directors who possess a broad range of skills, expertise and perspectives. The composition of our current Board, as reflected in the tables and charts below, demonstrates our commitment to these principles.
Board Composition Summary

Name	Age	Principal Professional Experience	Independent
Director Nominees
Joan Lamm-Tennant (Chair)	73	Founder and former Chief Executive Officer of Blue Marble Microinsurance	Yes
Douglas Dachille	61	Chief Investment Officer, American International Group, Inc. (retired)	Yes
Francis Hondal	61	Executive Advisor and President, Loyalty and Engagement, Mastercard Inc, (retired)	Yes
Arlene Isaacs-Lowe	66	Special Advisor and Global Head of Social Responsibility at Moody’s Corporation and President of the Moody’s Foundation (retired)	Yes
Daniel G. Kaye	71	Partner at Ernst & Young (retired)	Yes
Craig MacKay	63	Senior Advisor at England & Company, LLC	Yes
Mark Pearson	67	President and Chief Executive Officer of Equitable Holdings	No
Bertram L. Scott	75	Senior Vice President of Population Health of Novant Health, Inc.	Yes
George Stansfield	66	Deputy Chief Executive Officer and Group General Secretary of AXA S.A.	Yes
Charles G.T. Stonehill	68	Founding Partner of Green & Blue Advisors, LLC	Yes

The following is a brief overview of the business experience of each of our directors:

Joan Lamm-Tennant, Independent Chair of the Board of Directors

Professional Experience: Ms. Lamm-Tennant has been a director since January 2020 and Independent Chair of the Board since October 2021. Ms. Lamm-Tennant founded Blue Marble Microinsurance and served as its CEO from 2015 to 2020. She was also previously Adjunct Professor, International Business at The Wharton School of the University of Pennsylvania from 2006 to 2015, and a Professor of Finance at Villanova University from 1989 to 2000. Ms. Lamm-Tennant has served in a series of senior leadership positions in the insurance industry during her career, including as Head of Enterprise Risk Management and Advisor to the Chief Risk Officer at Marsh & McLennan Companies, Inc., Global Chief Economist and Risk Strategist at Guy Carpenter, and President of a Risk and Capital Advisory unit advising global clients of General Reinsurance.
Skills and Qualifications: Significant insurance industry, fintech, finance and management expertise, as well as academic experience, having held global business leadership roles and having had a distinguished career as a professor of finance and economics; expertise as an audit committee financial expert; experience as a director of other public companies.
Other Public Company Directorships: Octave Specialty Group, Inc. (NYSE: OSG), formerly Ambac Financial Group, Inc., and Element Fleet Management Corp (TSX: EFN)
Other Equitable Holdings
Franchise Directorships: Equitable Financial (2020-), Equitable America (2020-), AllianceBernstein Corporation (2021-)

Director since: 2020
Age: 73
Committees: Executive (Chair)

Douglas Dachille, Independent Director

Professional Experience: Mr. Dachille joined the Board in January 2025. Mr. Dachille has been the Managing Member at Non-Canonical Capital Management since June 2021 and the Chief Investment Officer at Legacy Liability Solutions, LLC since April 2023. Mr. Dachille most recently served as the Chief Investment Officer at American International Group Inc. (AIG) from 2015 until 2021, overseeing its (then) $350 billion portfolio and playing a crucial role in the company’s financial recovery. He co-founded First Principles Capital Management, an institutional fixed income asset manager, and served as its CEO prior to its acquisition by AIG. Prior to that, he was the President and COO of Zurich Capital Markets and held various leadership roles at J.P. Morgan Chase, including Global Head of Proprietary Trading and
Co-Treasurer. Mr. Dachille brings to the Board extensive expertise in complex corporate transactions, corporate governance and capital management
.
Skills and Qualifications: Expertise and distinguished track record of success in the financial services industry and over 30 years’ experience in capital markets; balance sheet management; risk management, senior executive experience; insurance experience; experience as a director of other public companies.

Other Public Company Directorships: BridgeBio Pharma, Inc. (NASDAQ: BBIO) and PNC Financial Services Group, Inc. (NYSE: PNC)

Other Equitable Holdings

Franchise Directorships: Equitable Financial (2025-), Equitable America (2025-)

Director since: 2025
Age: 61
Committees: Finance and Risk

Francis A. Hondal, Independent Director

Professional Experience: Ms. Hondal joined the Board in September 2020. Until December 31, 2022, she held the position of Executive Advisor and member of the management committee of Mastercard Inc., and previously served in a variety of senior leadership positions having first joined Mastercard in 2011, including as President, Loyalty and Engagement (2018 to 2022); Executive Vice President of Loyalty, Marketing and Digital
Services (2017); Executive Vice President, Global Credit and Global Loyalty Solutions (2015 to 2017); and Group Executive, Global Products and Solutions, Latin America and Caribbean (2011 to 2015). Previously, she was the Founder of Increventi Corp., an international business development and marketing consultancy, and enjoyed a 17-year career at American Express where she held various senior level regional and global general management roles within Consumer Products, Insurance and Finance. She began her professional career at Barnett Bank of Florida, as a Corporate Banking Officer, specializing in business development across various industries.
Skills and Qualifications: Expertise in consumer financial products, customer experiences; finance, marketing, and international and general management; extensive senior leadership experience in the financial services industry
Other Public Company Directorships: Bath & Body Works, Inc. (NYSE: BBWI) (f/k/a L Brands, Inc.)
Other Equitable Holdings
Franchise Directorships: Equitable Financial (2020-), Equitable America (2020-)

Director since: 2020
Age: 61
Committees: Compensation and Talent Finance and Risk

Arlene Isaacs-Lowe, Independent Director

Professional Experience: Ms. Isaacs-Lowe has been a director since July 2022. She joined the Board after having spent almost four decades as a respected global leader in driving growth and profitability for major firms throughout the financial services sector. During her nearly 25-year career at Moody’s, Ms. Isaacs-Lowe most recently served as Special Advisor to the Executive Leadership Team (2021-2022), having previously served as Global Head of Corporate and Social Responsibility and as President of The Moody’s Foundation (2017-2021). She also led business development and client relationship management efforts for Moody’s Investors Service Commercial operations teams across Europe, the Middle East and Africa and for Moody’s Financial Institutions, Real Estate, Public, and Project and Infrastructure Finance franchises in the U.S. Prior to joining Moody’s, Ms. Isaacs-Lowe served as CFO of Equinox Realty Advisors, a boutique real estate investment advisory firm and was a portfolio manager for MetLife Realty Group.
Ms. Isaacs-Lowe brings to the Board her knowledge of investment management, capital markets and expertise in enterprise risk management, building multi-disciplinary teams and integrating environmental, social and governance strategies that drive long-term value.
Skills and Qualifications: Expertise as an audit committee financial expert. Extensive senior leadership experience in the financial services industry honed over a nearly 40-year career.
Other Public Company Directorships: Bath & Body Works, Inc. (NYSE: BBWI) (f/k/a L Brands, Inc.)
Other Equitable Holdings
Franchise Directorships: Equitable Financial (2022-), Equitable America (2022-)

Director since: 2022
Age: 66
Committees: Audit Compensation and Talent Nominating and Corporate Governance

Daniel G. Kaye, Independent Director

Professional Experience: Mr. Kaye has been a director since 2018. From 2013 to 2014, Mr. Kaye served as Interim Chief Financial Officer and Treasurer of HealthEast Care System (“HealthEast”). Prior to joining HealthEast, Mr. Kaye spent 35 years with Ernst & Young LLP (“Ernst & Young”) from which he retired in 2012. Throughout his time at Ernst & Young, where he was an audit partner for 25 years primarily serving the financial services industry, Mr. Kaye enjoyed a track record of increasing leadership and responsibilities, including serving as the New England Managing Partner and the Midwest Managing Partner of Assurance.
Skills and Qualifications: Certified Public Accountant and National Association of Corporate Directors (NACD) Board Leadership Fellow; expertise as an audit committee financial expert; extensive financial services and insurance industry experience; extensive knowledge and experience in accounting, auditing and financial matters developed through leadership roles at Ernst & Young and HealthEast and as a director of Holdings, and CME.
Other Public Company Directorships: CME Group, Inc. (NASDAQ: CME)
Other Equitable Holdings
Franchise Directorships: Equitable Financial (2015-), Equitable America (2015-), AllianceBernstein Corporation (2017-)

Director since: 2018
Age: 71
Committees: Audit (Chair) Nominating and Corporate Governance (Chair)

Craig MacKay, Independent Director

Professional Experience: Mr. MacKay has been a director since June 2022. His extensive experience in private finance and governance spans over three decades, including dozens of acquisition financings, leveraged recapitalizations and refinancings across a broad spectrum of industries including financial services, business services, retail and technology. Mr. MacKay is currently a Senior Advisor at England & Company LLC, an independent investment bank where he previously served as a Partner from 2012 until his retirement in 2022. Mr. MacKay previously headed the Private Finance and High Yield Capital Markets Origination Groups at SunTrust Robinson Humphrey. He was also the founder and managing member of HNY Associates, LLC, an investment banking boutique. Mr. MacKay began his professional experience at Bankers Trust Company and holds degrees from The Wharton School at The University of Pennsylvania (BS, MBA).
Skills and Qualifications: Expertise as an audit committee financial expert; extensive finance, investment, and management expertise; fintech/consumer, risk management, senior executive, corporate governance and talent development experience as well as experience as a director of other public reporting companies.
Other Public Company Directorships: Carver Bancorp, Inc. (NASDAQ: CARV), where he previously served as Interim President & CEO (from October 1, 2023, until November 1, 2024); and currently serves as Independent Trustee of the Pioneer Funds, the U.S. funds managed by Amundi Asset Management US, Inc.
Other Equitable Holdings
Franchise Directorships: Equitable Financial (2022-), Equitable America (2022-)

Director since: 2022
Age: 63
Committees: Audit Finance and Risk

Mark Pearson

Professional Experience: Mr. Pearson has been a director and served as our President and Chief Executive Officer since 2011. From 2008 to 2011, he was the President and CEO of AXA Japan Holding Co. Ltd. (“AXA Japan”). Mr. Pearson joined AXA in 1995 with the acquisition of National Mutual Holdings and was appointed Regional Chief Executive of AXA Asia Life in 2001. Before joining AXA, Mr. Pearson spent approximately 20 years in the insurance sector, assuming several senior manager positions at Hill Samuel, Schroders, National Mutual Holdings and Friends Provident. Mr. Pearson is a Fellow of the Chartered Association of Certified Accountants. Mr. Pearson also serves as CEO of each of Equitable Financial and Equitable America.
Skills and Qualifications: Diverse financial services experience developed through service as an executive, including as President and CEO of Holdings and CEO of AXA Japan and other AXA affiliates; extensive global insurance industry experience.
Other Equitable Holdings
Franchise Directorships: Equitable Financial (2011-), Equitable America (2011-), AllianceBernstein Corporation (2011-)

Director since: 2011
Age: 67
Committees: Executive

Bertram L. Scott, Independent Director

Professional Experience: Mr. Scott has been a director since 2019. Mr. Scott previously served as Senior Vice President of population health of Novant Health, Inc. from 2015 to 2019, and prior to that as President and Chief Executive Officer of Affinity Health Plan; as President, U.S. Commercial of CIGNA Corporation; as Executive Vice President, Chief Institutional Development and Sales Officer of TIAA-CREF; and as President and Chief Executive Officer of TIAA-CREF Life Insurance Company. Mr. Scott also serves as Lead Director of the Board of Directors of Becton, Dickinson and Company (NYSE: BDX), and also serves on the Boards of Directors of Lowe’s Companies, Inc. (NYSE: LOW) and Dollar Tree, Inc. (Nasdaq: DLTR).
Skills and Qualifications: Expertise as an audit committee financial expert and strong strategic and operational expertise acquired through the variety of executive roles, including insurance industry and financial services experience; experience as a director of public companies.
Other Equitable Holdings
Franchise Directorships: Equitable Financial (2012-18, 2019-), Equitable America (2019-)

Director since: 2019
Age: 75
Committees: Compensation and Talent (Chair) Nominating and Corporate Governance

George Stansfield, Independent Director

Professional Experience: Mr. Stansfield has been a director since 2017. Mr. Stansfield has been Deputy Chief Executive Officer (Directeur Général Adjoint) of AXA since 2017, and since 2016, he has been Group General Secretary and a member of AXA’s Management Committee. Previously, he served as AXA’s Head of Group Human Resources and Group General Counsel.
Skills and Qualifications: Extensive experience and knowledge and key leadership skills developed through service as an executive, including experience as AXA’s Group General Secretary and Head of Group Human Resources and perspective as a member of AXA’s Management Committee.
Other Public Company Directorships: Various directorships within AXA, including as Chairman of AXA France, Chair of the Supervisory Board of GIE AXA (France), Chair of the Advisory Council of Atlantic Vantage Point Capital and director or Management Committee member of AXA ASIA (France), AXA Holdings Japan and AXA Foundation for Human Progress
Other Equitable Holdings
Franchise Directorships: Equitable Financial (2017-), Equitable America (2017-)

Director since: 2017
Age: 66
Committees: Audit Compensation and Talent Nominating and Corporate Governance Finance and Risk

Charles G.T. Stonehill, Independent Director

Professional Experience: Mr. Stonehill has been a director since 2018. Mr. Stonehill is currently Founding Partner of Green & Blue Advisors LLC, a position he has held since 2011. During his extensive financial services career, Mr. Stonehill has held senior leadership positions with Lazard Frères & Co., LLC, Credit Suisse First Boston, Morgan Stanley & Co. and JPMorgan.
Skills and Qualifications: Expertise and distinguished track record of success in the financial services industry and over 40 years’ experience in energy markets, investment banking and capital markets; experience as a director of other public companies.
Other Public Company Directorships: Previously served as a director of Julius Baer Group Ltd. and Bank Julius Baer & Co. Ltd., and currently serves as a member of the Supervisory Board of Deutsche Börse AG (OTCMKTS: DBOEY)
Other Equitable Holdings
Franchise Directorships: Equitable Financial (2017-), Equitable America (2017-18, 2019-), AllianceBernstein Corporation (2019-)

Director since: 2018
Age: 68
Committees: Executive Finance and Risk (Chair)

Information About Our Executive Officers
Our executive leadership team members, headed by our Chief Executive Officer and President, Mark Pearson (whose biographical information appears with our other director nominees’ information), are as follows:
Seth Bernstein, Head of Asset Management
Mr. Bernstein, age 64, has been the President and Chief Executive Officer of AllianceBernstein Corporation since 2017 and is Head of Asset Management and a member of the Company’s Management Committee. Mr. Bernstein is also a director of AllianceBernstein Corporation. From 2014 to 2017, Mr. Bernstein was Managing Director and Global Head of Managed Solutions and Strategy at JPMorgan Asset Management. In this role, he was responsible for the management of all discretionary assets within the Private Banking client segment. From 2012 to 2014, Mr. Bernstein was Managing Director and Global Head of Asset Management Solutions for JPMorgan Chase & Co. Among other roles, Mr. Bernstein was Managing Director and Global Head of Fixed Income & Currency from 2002 to 2012. Previously, Mr. Bernstein served as Chief Financial Officer at JPMorgan Chase’s investment management and private banking division.
Kurt W. Meyers, Chief Legal Officer and Secretary
Mr. Meyers, age 54, leads the Company’s Legal and Compliance functions and is responsible for ensuring outstanding corporate governance across the Company and its two principal franchises, Equitable and AllianceBernstein. Mr. Meyers is also a member of the Management Committee. Most recently, Mr. Meyers served as the Company’s Head of Life Insurance, where he led a strategic transformation of the business. Prior to this, he was the Company’s Deputy General Counsel, leading several law department practice groups and serving in enterprise leadership roles. Prior to joining Equitable in 2019, Mr. Meyers held a distinguished legal career with more than two decades of experience. He was a partner at McGuireWoods LLP from 2016-2019, where he focused on civil, regulatory and criminal matters. He also worked for the U.S. Department of Justice in the Western District of North Carolina from 2005-2016 and served as the Criminal Chief, overseeing 50 federal prosecutors and staff and all federal criminal investigations, litigation and trials. He began his career as a Litigation Associate at WilmerHale. Mr. Meyers has a bachelor’s degree from Franklin & Marshall College, a master’s degree with a specialty in ethics from the University of Arizona and is a cum laude graduate of Harvard Law School. He is a Fellow of the prestigious International Academy of Trial Lawyers.
Jeffrey J. Hurd, Chief Operating Officer
Mr. Hurd, age 59, has strategic oversight for the Company’s Human Resources, Information Technology, Operations, Communications, Corporate Real Estate and Security departments and is a member of the Company’s Management Committee. Mr. Hurd also has responsibility for the Company’s Innovation and Design Office, which is implementing the Company’s agile transformation. Prior to joining the Company in January 2018, Mr. Hurd held various senior leadership positions at American International Group, Inc. (“AIG”), where he most recently served as Executive Vice President and Chief Operating Officer. Mr. Hurd joined AIG in 1998 and served in various leadership positions there, including Chief Human Resources Officer, Chief Administrative Officer, Deputy General Counsel and Head of Asset Management Restructuring.
Nick Lane, President of Equitable
Mr. Lane, age 53, leads the Company’s Retirement, Wealth Management and Protection Solutions businesses, along with its Marketing functions, and serves as a member of the Company’s Management Committee. Mr. Lane also serves as President of Equitable. Mr. Lane has held various leadership roles with AXA and Equitable since joining Equitable (then a subsidiary of AXA) in 2005 as Senior Vice President of the Strategic Initiatives Group. He has served as President and CEO of AXA Japan, Senior Executive Director at Equitable with responsibilities across commercial divisions, and Head of AXA Global Strategy overseeing AXA’s five-year strategic plan across 60 countries. Prior to joining Equitable, Mr. Lane was a consultant for McKinsey & Company and a Captain in the United States Marine Corps. Mr. Lane also currently serves on the Board of Directors of AllianceBernstein Corporation.
Robin M. Raju, Chief Financial Officer
Mr. Raju, age 44, is responsible for all Treasury, Investment Management (General Account and Separate Accounts), Investor Relations, Corporate Development/M&A, Actuarial, Accounting/Controlling, Corporate Tax, Financial Planning & Analysis, Expense Management and Distribution Finance areas. He also serves as a member of the Company’s Management Committee. Prior to becoming Chief Financial Officer in April 2021, Mr. Raju was Head of Individual Retirement, driving the strategy for that business area, including distribution, product, inforce portfolio, M&A, capital, hedging and strategic relationships. Prior to that, he was Treasurer of Holdings and Business Chief Financial Officer for the Company’s Life, Retirement and Wealth Management businesses, where he played a key role in managing the capital and financials that underpin the Company’s business segments. He also led Holdings’ preparation for its successful IPO in 2018. Since joining the Company in 2004, Mr. Raju has held positions in the Office of the CEO, Equitable Funds Management Group, and with Equitable Advisors. He also spent three years at AXA Global Life and Savings at AXA S.A. headquarters in Paris. Mr. Raju also serves on the Board of Directors of AllianceBernstein Corporation.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Based on the information available to us during fiscal year 2025, we believe that all applicable Section 16(a) filing requirements were met on a timely basis, other than:
•On May 23, 2025, due to an administrative oversight, a late Form 3 filing was made on behalf of Douglas A. Dachille to report an initial holding of 0 shares of our common stock effective January 15, 2025.
Codes of Conduct
We have a Code of Business Conduct and Ethics that applies to all of our officers, employees and directors, and a Financial Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, senior corporate officers with financial, accounting and reporting responsibilities, including the Chief Accounting Officer, and any other employee performing similar tasks or functions for the Company. The Code of Business Conduct and Ethics and the Financial Code of Ethics each address matters such as conflicts of interest, confidentiality, fair dealing and compliance with laws and regulations. The Code of Business Conduct and Ethics and the Financial Code of Ethics are available without charge on the investor relations portion of our website at https://ir.equitableholdings.com.
We will promptly disclose any substantive changes in or waiver of, together with reasons for any waiver of, either of these codes granted to our directors or officers, including our Chief Executive Officer, Chief Financial Officer, senior corporate officers with financial, accounting and reporting responsibilities, including the Chief Accounting Officer, and any other employee performing similar tasks or functions for the Company, by posting such information on our website at https://ir.equitableholdings.com.
Audit Committee Report
The Audit Committee operates under a written charter adopted by the Board. The Audit Committee currently consists of three directors, each of whom are Independent directors (Daniel G. Kaye, Arlene Isaacs-Lowe, and Craig MacKay).
The Board has determined that all three members of the Audit Committee have the requisite experience to be designated an audit committee financial expert as such term is defined under Item 407(d)(5) of Regulation S-K under the Securities Act and the applicable standards of the NYSE.
Management is responsible for the preparation and presentation of the Company’s financial statements and the reporting process, for its accounting policies and procedures, and for the establishment of effective internal controls and procedures.
The primary duties of the Audit Committee are to (i) assist the Board in overseeing (a) the quality and integrity of our financial statements, (b) our systems of internal control over financial reporting, (c) the qualifications, independence and performance of our independent auditor, (d) our accounting, financial and external reporting policies and practices, (e) the performance of our internal audit function and (f) our compliance with legal and regulatory requirements, including without limitation any requirements promulgated by PCAOB and FASB; (ii) prepare the report of the Audit Committee required to be included in our annual proxy statement; and (iii) exercise an oversight function, as contemplated by the Implementation Guide of the National Association of Insurance Commissioners for the Annual Financial Reporting Model Regulation, over the statutory financial reporting (or other accepted financial reporting practice permitted by the applicable regulator) of certain insurance and captive reinsurance company subsidiaries.
The independent auditor is responsible for performing an independent audit of our financial statements and, as required, our internal control over financial reporting, in each case, in accordance with standards established by the PCAOB, and the independent auditor issues a report with respect to the audit. This report includes critical audit matters, which are audit matters that were communicated or required to be communicated to the Audit Committee that (i) relate to accounts or disclosures that are material to our financial statements and that (ii) involve especially challenging, subjective, or complex auditor judgment. The independent auditor must also express an opinion as to the conformity of our financial statements with generally accepted accounting principles and the effectiveness of our internal control over financial reporting. The independent auditor regularly affirms to the Audit Committee that it remains independent from the Company. The Audit Committee regularly meets with the independent auditor, both in general session and in executive session, to discuss our financial reporting processes, internal control over financial reporting, disclosure controls and procedures, required communications to the Audit Committee, the critical audit matters arising from the current period audit of the financial statements, fraud risks and any other matters that the Committee or the independent auditor deem appropriate.
More information on the Audit Committee and its responsibilities is included in the Audit Committee Charter available on our website at https://ir.equitableholdings.com.
In the performance of its oversight function, the Audit Committee has reviewed and discussed our audited consolidated financial statements for fiscal year 2025 with each of management and the independent auditor. The Audit Committee and the independent auditor have also discussed the matters required to be discussed by them under the applicable rules of the PCAOB. Each year management and the Audit Committee undertake a formal evaluation of the independent auditor and meet with auditor to share ideas on improving the effectiveness and efficiency of the audit process. The Audit Committee also received from our independent auditor those written disclosures and letters required by the applicable rules of the PCAOB, as currently in effect, regarding the firm’s communications with the Audit Committee relating to independence, and it has discussed the independent auditor’s independence and qualifications with the independent auditor.
Based on the review and discussions described in this Audit Committee Report, the Audit Committee recommended to the Board that the audited financial statements for fiscal year 2025 be included in the Original Report, for filing with the SEC.
Audit Committee
Daniel G. Kaye (Chair)
Arlene Isaacs-Lowe
Craig MacKay

Part III, Item 11.
EXECUTIVE COMPENSATION
2025 Executive Compensation Highlights
The overriding goal of the EQH Compensation Program continues to attract, retain and motivate top-performing executives dedicated to our long-term financial and operational success.
Executive Summary
Limited changes to overall program design. Our compensation program consists of a carefully chosen mix of fixed and at-risk components intended to reward long-term value creation, ensure alignment with our long-term financial success and facilitate the attraction, motivation and retention of top talent, as shown under “Program Components.” The program ties the financial interests of our executive management with that of our stockholders and received a high level of support from stockholders (94.3%) in 2025.
Continued focus on pay for performance. The total direct compensation for participants in the EQH Compensation Program continued to align with our pay-for-performance culture in 2025. A substantial majority of a participant’s compensation is contingent on Company performance as well as an assessment of the participant’s overall contribution to that success. Total direct compensation consisted of a mix of fixed (base salary) and variable (annual cash incentive and equity-based awards) components as shown in “2025 Total Direct Compensation.”
Modest adjustments to our Short-Term Incentive Compensation Program (“STIC Program”). Our STIC Program drives short-term (one-year) rewards for participants in the EQH Compensation Program. The current program was established in 2018 and is reviewed on an annual basis to ensure the program design is effective and in line with current public company market standards. There were no changes to the STIC Program metrics or weightings for 2025, with Non-GAAP Operating Earnings, Cash Flow, VNB and Strategic Initiatives each bearing a metric weighting of 25%. For the 2025 STIC Program, we widened the payout range for the VNB metric to +/- 30% of target to reflect market sensitivities outside of management control. Conversely, we narrowed the payout range for the Cash Flow metric to -20%/+15% of target in acknowledgment of greater predictability for this metric.
Continued balance of equity vehicles, with expansion of the Total Stockholder Return (“TSR”) peer group. As in prior years, 2025 annual equity grants consisted of time-based Restricted Stock Units (“RSUs”) (40%) and Performance Shares (60%); with the Performance Share component weighted equally between relative TSR and Non-GAAP EPS performance metrics. For 2025 grants, we updated the TSR peer group to reflect the addition of one new peer company, Reinsurance Group of America (“RGA”), based on financial scope and strongly correlated stock price.
Continued focus on corporate governance. In 2025, we continued to follow good compensation governance practices for executive compensation matters, as shown in “Compensation Governance Practices.”
2025 Total Direct Compensation
The following charts reflect the pay mix for our CEO and the average pay mix for the other participants in the 2025 EQH Compensation Program.

Program Components

Component	Description	Purpose
Total Direct Compensation
Base Salary	Fixed compensation based on a variety of factors reflecting career experience, scope of responsibilities and individual performance	Fairly and competitively compensate executives for their positions and the scope of their responsibilities
Short-Term Incentive Compensation	Variable annual cash incentive award determined based on performance relative to corporate and individual goals	Focus executives on annual corporate and business unit goals that, when attained, drive our success
Equity-Based Awards	Variable awards consisting of equity grants subject to performance and time-based vesting requirements determined based on the importance of retention, market data and other factors	Reward stockholder value creation and ensure alignment with our long-term financial success
Other Compensation and Benefits
Retirement, Health and Welfare and other Plans and Programs	Retirement savings, financial protection and other compensation and benefits providing long-term financial support and security for employees	Attract and retain high caliber executives by offering programs to all employees that assist with long-term financial support and security
Termination Benefits
Severance Benefits	Temporary income payments and other benefits for certain terminations of employment	Provide competitive total compensation packages
Change-in-Control Benefits	Benefits in the event of a termination related to a change in control	Retain executives and incent efforts to maximize stockholder value during a change in control
Compensation Governance Practices
We are committed to reviewing our program each year to ensure that it reflects stockholder feedback and continues to comport with strong governance principles, incentivizes excellent performance and aligns executives’ financial interests with those of our stockholders.

What We Do	What We Don’t Do
Link a substantial majority of executive pay to performance criteria	Reprice underwater stock options without stockholder approval
Require executives and directors to meet stock ownership guidelines	Allow executives and directors to hedge or pledge Company securities
Require clawbacks for incentive awards, including for conduct that causes reputational harm	Provide dividends or dividend equivalents with respect to stock options
Provide equity-based awards that are balanced between full value awards and performance-based awards	Provide executives with excessive perquisites
Provide the majority of long-term incentive awards in Performance Shares	Provide multi-year guaranteed incentive awards
Provide that all long-term incentive awards are granted and settled in equity	Provide excise tax gross-ups upon change in control
Receive advice from an independent consultant	Provide “single trigger” vesting of change in control benefits
Require a minimum vesting period of at least one year for annual equity-based awards to executives	Allow liberal share recycling under our active equity plan
Use a balanced mix of performance metrics to mitigate risk
COMPENSATION DISCUSSION AND ANALYSIS
Our 2025 Named Executive Officers are:
•Mark Pearson, President and Chief Executive Officer
•Robin M. Raju, Chief Financial Officer
•Jeffrey J. Hurd, Chief Operating Officer
•Nick Lane, President of Equitable Financial
•Seth Bernstein, Head of Asset Management
As President and Chief Executive Officer of Holdings, Mr. Pearson is responsible for the business strategy and operations of the Company. The other 2025 Named Executive Officers assist him in his oversight of the Company as members of the Holdings Management Committee (the “Management Committee”). In addition to their responsibilities as members of the Management Committee, Messrs. Raju, Hurd and Lane are responsible for day-to-day management of various functions for our retirement and protection businesses as executives of Equitable Financial and Equitable America while Mr. Bernstein is responsible for day-to-day management of our publicly traded asset management business as the Chief Executive Officer of AB.
Messrs. Pearson, Raju, Hurd and Lane participate in the EQH Compensation Program (collectively, the “EQH Program Participants”). AB maintains its own plans and programs as a publicly traded company; as such, Mr. Bernstein participates in AB’s executive compensation program rather than the EQH Compensation Program. Mr. Bernstein also received an equity grant under the EQH 2025 Equity Program in connection with his membership on the EQH Management Committee. AB Executive compensation is overseen by the AB Board and AB Compensation and Workplace Practices Committee as further described below.
EQH COMPENSATION PROGRAM
Compensation Philosophy
The overriding goal of the EQH Compensation Program is to attract, retain and motivate top-performing executives dedicated to our long-term financial and operational success. To achieve this goal, the program incorporates metrics to measure our success and fosters a pay-for-performance culture by:

•Providing total compensation opportunities competitive with the levels of total compensation available at the companies with which we most directly compete for talent;
•Making performance-based variable compensation the principal component of executive pay to ensure that the financial success of executives is based on corporate financial and operational success;
•Setting performance objectives and targets for variable compensation arrangements that provide individual executives with the opportunity to earn above-target compensation by achieving above-target results;
•Establishing equity-based arrangements that align executives’ financial interests with those of our stockholders by ensuring the executives have a material financial stake in Holdings’ common stock; and
•Structuring compensation packages and outcomes to foster internal equity.
Compensation Decision-Making Process
Roles and Responsibilities
The Compensation and Talent Committee is responsible for general oversight of our compensation programs and is further responsible for discharging the Board’s responsibilities relating to compensation of our executives including:
•Reviewing and approving corporate goals and objectives relevant to the compensation of the executives;
•Evaluating the executives’ performance in light of those goals and objectives and determining their compensation level based on this evaluation; and
•Reviewing and approving all compensation arrangements with executives.
The Compensation and Talent Committee is supported in its work by the Chief Executive Officer, our Human Resources Department and Meridian Compensation Partners (“Meridian”), the Compensation and Talent Committee’s independent compensation consultant for 2025. Other than the Chief Executive Officer, no Named Executive Officer plays a decision-making role in determining the compensation of any other Named Executive Officer. Mr. Hurd plays an administrative role as described in the table below.
Roles and Responsibilities

Chief Executive Officer
As Chief Executive Officer of Holdings, Mr. Pearson assists the Compensation and Talent Committee in its review of executive compensation other than his own. Mr. Pearson provides the Compensation and Talent Committee with his assessment of executive performance relative to the corporate and individual goals and other expectations set for the executives. Based on these assessments, he then provides his recommendations for the executives’ total compensation and the appropriate goals for each in the upcoming year. However, the Compensation and Talent Committee is not bound by his recommendations.

Human Resources
Human Resources performs many of the organizational and administrative tasks that underlie the Compensation and Talent Committee’s review and determination process and makes presentations on various topics. As Chief Operating Officer, Mr. Hurd oversees this work.

Meridian
Meridian attended Compensation and Talent Committee meetings and assisted and advised the Compensation and Talent Committee in connection with its review of executive compensation policies and practices. In connection with the selection of Meridian as the independent compensation consultant for 2025, the Compensation and Talent Committee considered and confirmed Meridian’s independence pursuant to the NYSE listing standards. Meridian does not perform any work for management.

Compensation Peer Group
We view a well-constructed peer group as a key part of a sound benchmarking process, but only a starting point since judgment is critical during both the benchmarking and compensation decision-making processes. Accordingly, the Compensation and Talent Committee used compensation data from the Compensation Peer Group listed below to help inform – but not determine – decisions related to the 2025 base salaries and short-and long-term incentive targets of the EQH Program Participants.

Compensation Peer Group
Ameriprise Financial, Inc. Brighthouse Financial, Inc. Corebridge Financial Jackson Financial Lincoln National Corporation Manulife Financial Corporation	Principal Financial Group, Inc. Prudential Financial, Inc. Sun Life Financial, Inc. Unum Group Voya Financial, Inc.
The Compensation Peer Group was originally established based on objective factors such as industry, geography and assets, management’s view of our competitors for talent and business and a review of the peer groups used by others in our sector. The Compensation and Talent Committee reviews the Compensation Peer Group in September of each year.
Competitive Compensation Analysis
In November 2025, our independent compensation consultant, Meridian, presented the Compensation and Talent Committee with a competitive compensation analysis for each of the EQH Program Participants (the “Independent Compensation Analysis”). The Independent Compensation Analysis was undertaken in accordance with our target pay philosophy:

Target Pay Philosophy
To provide competitive compensation opportunities by setting total target direct compensation for executive positions within a competitive range of the market median for total compensation with respect to the pay for comparable positions at our peer companies, taking into account certain individual factors such as the specific characteristics and responsibilities of a particular executive’s position as compared to similarly situated executives at our peer companies.

Our compensation program generally targets base salary, annual cash incentives and equity awards at the median of comparable positions within our peer group, unless individual circumstances warrant otherwise. An executive’s experience and tenure may result in target compensation that is initially below or above the median, as appropriate. Compensation levels and incentive targets are reviewed annually.
In assessing executive compensation, the Compensation and Talent Committee considered competitive market data, including peer group and survey reference points, as applicable. The Independent Compensation Analysis reviewed total direct compensation and its individual components, as well as the overall mix of fixed and variable pay, short-and long-term incentives, and cash and equity compensation.
Compensation Components
The EQH Compensation Program includes the following key components:

Total Direct Compensation
Base Salary
What is it?
Fixed compensation for services.
What is the purpose of it?
For executives, base salary is intended to provide a fair level of fixed compensation based on the position held, competitive market data, the executive’s career experience, the scope of the position’s responsibilities and the executive’s own performance.

Short-Term Incentive compensation
What is it?
Variable annual cash incentive awards determined based on performance relative to corporate and individual goals.
What is the purpose of it?
Short-term incentive compensation is intended to:
•Align cash incentive awards with corporate financial results and strategic objectives and reward executives based on corporate and individual performance;
•Enhance the performance assessment process with a focus on accountability;
•Differentiate compensation based on individual performance; and
•Provide competitive total annual compensation opportunities.

Equity-Based Awards
What is it?
Incentive awards consisting of equity vehicles subject to multi-year vesting requirements based on performance requirements and continued service.
What is the purpose of it?
Equity-based awards are intended to:
•Align long-term interests of award recipients with those of stockholders;
•Provide competitive total compensation opportunities; and
•Ensure focus on achievement of long-term strategic business objectives.

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

Termination Benefits
Severance Benefits
What is it?
Temporary income payments and other benefits provided for involuntary terminations of employment.
What is the purpose of it?
Severance benefits are intended to treat employees fairly at termination and provide competitive total compensation packages.

Change-in-Control Benefits
What is it?
Benefits in the event of a termination related to a change-in-control.
What is the purpose of it?
Change-in-control benefits are intended to retain executives and incent efforts to maximize stockholder value during a change in control. Severance benefits are intended to treat employees fairly at termination, provide competitive total compensation packages and secure certain Company protections in exchange for the severance provided.

Compensation Arrangements
Mr. Pearson is the only EQH Program Participant with an employment agreement. Under the terms of the agreement, Mr. Pearson’s employment will continue until terminated by Mr. Pearson or the Company on 30 days’ prior written notice.
Base Salary
None of the EQH Program Participants other than Mr. Pearson is entitled to a minimum rate of base salary. Under Mr. Pearson’s employment agreement, he is entitled to a minimum rate of base salary of $1,225,000 per year, except that his rate of base salary may be decreased in the case of across-the-board salary reductions similarly affecting all Equitable Financial officers who are members of the Management Committee.
The Compensation and Talent Committee reviewed the base salaries of the EQH Program Participants in February 2025, taking into consideration the Independent Compensation Analysis and input from management. Based on the foregoing, no adjustments were made to the base salaries of EQH Program Participants for 2025. The following table shows the annual rate of base salary of the EQH Program Participants:

EQH Program Participant	2025 Annual Rate of Base Salary
Mr. Pearson	$1,252,000
Mr. Raju	$850,000
Mr. Hurd	$900,000
Mr. Lane	$900,000
The base salaries earned by the EQH Program Participants in 2025, 2024 and 2023 are reported in the “Summary Compensation Table” included below.
Short-Term Incentive Compensation
Variable cash incentive awards are generally available for the EQH Program Participants under the Equitable Holdings, Inc. Short-Term Incentive Compensation Plan (the “STIC Plan”). The STIC Plan is an ongoing “umbrella” plan that allows the Compensation and Talent Committee or Board to establish annual programs setting forth performance goals and other terms and conditions applicable to cash incentive awards for employees (each, a “STIC Program”).

All EQH Program Participants were eligible for awards under the 2025 STIC Program. The amount of an EQH Program Participant’s individual award under the 2025 STIC Program was determined by multiplying their 2025 STIC Program award target (the “STIC Target”) by a funding percentage (the “Final Funding Percentage”) and by their “Individual Assessment Percentage” as further described below. The calculation is as follows, subject to a maximum award of 200% of an executive’s STIC Target:

2025 STIC Target	X	Final Funding Percentage	X	Individual Assessment Percentage	=	2025 STIC Program Award
This section describes each element of the award calculation.
STIC Targets
The Compensation and Talent Committee reviewed the STIC Targets of the EQH Program Participants in February 2025, taking into consideration the Independent Compensation Analysis and input from management, and made no adjustments to STIC targets for the EQH Program Participants. The following table shows the 2025 STIC Targets of the EQH Program Participants:

EQH Program Participant	STIC Target
Mr. Pearson	$3,148,000
Mr. Raju	$1,300,000
Mr. Hurd	$1,500,000
Mr. Lane	$1,400,000
We generally do not provide guaranteed annual incentive awards for any executives, except for certain limited guarantees for new hires. No EQH Program Participants were guaranteed a cash incentive award under the 2025 STIC Program.
Final Funding Percentage
Performance Objectives
A preliminary funding percentage (the “Initial Funding Percentage”) for each STIC Program is determined by measuring corporate performance with respect to certain financial and other performance objectives critical to the achievement of our annual and long-term goals. Several key performance objectives are chosen to incent performance across a range of activities and balance different types of metrics.
Based on its review of the 2024 STIC Program in February 2025, the Compensation and Talent Committee elected to retain the four performance objectives (i.e., Non-GAAP Operating Earnings, VNB, Cash Flow and Strategic Initiatives), as well as to retain the same overall relative weightings for the 2025 STIC Program. Recognizing that the performance objectives and their weightings for each STIC Program are determined based on our strategy and focus at the time of the program’s design, performance objectives and their weightings may vary in future years as different metrics become more relevant.
The 2025 STIC Program performance objectives and their relative weightings were as follows:
•Non-GAAP Operating Earnings – 25%
•VNB – 25%
•Cash Flow – 25%
•Strategic Initiatives – 25%

Non-GAAP Operating Earnings
What is it?
Non-GAAP Operating Earnings is an after-tax financial measure used to evaluate our financial performance that is determined by making certain adjustments to our after-tax net income (loss) attributable to Holdings. Specifically, it excludes items that can be distortive or unpredictable from the results of operations and focuses on corporate performance with respect to ongoing operations. Accordingly, it is used as the basis for management’s decision-making.
Non-GAAP Operating Earnings is a financial measure that is not computed in accordance with U.S. GAAP. Please see Appendix A for a more complete description of the calculation of Non-GAAP Operating Earnings.

Why do we use it?	Non-GAAP Operating Earnings was chosen as a performance objective for the 2025 STIC Program due to our belief that it is the strongest indicator of corporate performance for a year.
Value of New Business
What is it?
The VNB performance objective:
•Represents the present value of economic profits from new business under the Company’s economic model;
•Is a key pricing metric established during the product approval process and monitors actual versus expected economic returns;
•Is a key component of franchise value (i.e., the value of future potential new business) and is part of the Company’s economic value and economic coverage ratio; and
•Is measured in terms of absolute value (i.e., dollars or present value economic profit) and relative value by measuring VNB margin (i.e., absolute value as a percentage of certain new business annual premium equivalent).
Management has the ability to manage VNB through active management of certain new business sales and pricing.

Why do we use it?
VNB was chosen as a performance objective for the 2025 STIC Program due to our belief that it is a strong indicator of growth through the economic value creation of certain new business sold over the course of a year.

Cash Flow
What is it?	Cash Flow is net annual dividends and distributions to Equitable Holdings from its subsidiaries less annual Holding Company expenses.
Why do we use it?
Cash Flow was chosen as a performance objective for the 2025 STIC Program to ensure management is held accountable for the metrics communicated to investors and the market as most important to the Company. It is linked to longer- term sustainable earnings growth.

Strategic Initiatives
What is it?
The Strategic Initiatives performance objective measures corporate performance with respect to specific goals set for certain initiatives required to ensure Holdings’ continued success. Strategic Initiatives for 2025 include:
•Deliver meaningful value for our stakeholders including our people, clients and communities;
•Demonstrate meaningful improvements on building new commercial growth engines to grow franchise value;
•Execute on efficiency moonshot to support business growth; and
• Execute on our capital optimization initiative to support investor commitments.

Why do we use it?	The Strategic Initiatives were chosen as a performance objective for the 2025 STIC Program to ensure employees’ focus on the critical activities required to ensure our future success.

Calculation of Initial Funding Percentage
The Initial Funding Percentage was determined based on corporate performance with respect to targets approved by the Compensation and Talent Committee for each performance objective. For Non-GAAP Operating Earnings, VNB, and Cash Flow, the targets were numerical. For each Strategic Initiative, the qualitative target was set as the accomplishment of the 2025 goal for that initiative. Once set, the targets for each performance objective are not permitted to change during the course of the year except for exceptional circumstances as determined by the Compensation and Talent Committee.
Achievement at target for a performance objective results in a contribution to the Initial Funding Percentage equal to that performance objective’s weighting. Accordingly, achievement at target for all of the performance objectives would result in an Initial Funding Percentage of 100%. Achievement below target for a performance objective results in a decreased contribution to the Initial Funding Percentage down to a minimum of 0%. Achievement above target for a performance objective results in an increased contribution to the Initial Funding Percentage up to a maximum of twice the performance objective’s weighting. Accordingly, the Initial Funding Percentage could range from 0% to 200%.
The Non-GAAP Operating Earnings, VNB and Cash Flow performance objectives were also assigned threshold and maximum achievement levels that were approved by the Compensation and Talent Committee. Prior to 2025, the threshold and maximum goals for the Non-GAAP Operating Earnings, VNB and Cash Flow performance objectives were set at +/-25% of target. Beginning in 2025, the threshold and maximum goals for VNB were widened to +/-30% of target to reflect market sensitivities outside of management control. Conversely, the payout ranges for Cash Flow were narrowed to -20%/+15% of target in acknowledgment of greater predictability for this metric. Achievement at the maximum or higher for a performance objective results in that performance objective’s maximum contribution to the Initial Funding Percentage. Achievement below threshold results in no contribution to the Initial Funding Percentage by the performance objective.
The Strategic Initiatives’ performance objective was not assigned specific thresholds or maximums. Rather, its contribution to the Initial Funding Percentage (which could range from 0% to 50%, weighted, as described above) was determined by a qualitative assessment of performance, supported by indicators and considering a holistic assessment of business performance over the past year, subject to approval by the Compensation and Talent Committee.
The Initial Funding Percentage of the annual incentive was 109% of target (i.e., Non-GAAP Operating Earnings (9%) + VNB (21%) + Cash Flow (50%) + Strategic Initiatives (29%)). The following table presents the target and actual results for each of the performance objectives, along with their thresholds, maximums, relative weightings and ultimate contribution to the Initial Funding Percentage. All amounts listed for thresholds, maximums, target and actual results are in millions of U.S. dollars.
Non-GAAP Operating Earnings for 2025 STIC Program purposes were $1,788 million, $47 million more than 2025 reported Non-GAAP Operating Earnings of $1,741 million. The STIC Program framework provides the ability to make adjustments, including to eliminate the impact of non-recurring events or actuarial assumption updates related to Legacy business lines. The upward adjustment of $47 million is related to Equitable’s reinsurance agreement with RGA. While the transaction with RGA did not close until July 31, 2025, per the agreed terms, RGA was responsible for covered claims beginning April 1, 2025. Accordingly, an adjustment was made to reflect the associated claims.

Performance Objective	Threshold ($m)	Target	Maximum	Weight	Actual Results	Contribution to Initial Funding Percentage
Non-GAAP Operating Earnings	$1,605	$2,140	$2,675	25%	$1,788	9%
VNB	$441	$630	$819	25%	$597	21%
Free Cash Flow	$1,280	$1,600	$1,840	25%	$2,600	50%
Strategic Initiatives	N/A	Goals exceed	N/A	25%	29%	29%
Total						109%
______________
Note: For results in between the threshold and target and target and maximum, the contribution to the Initial Funding Percentage is determined by linear interpolation. Actual VNB results used for 2025 STIC Program purposes excludes VNB from certain newer businesses. Beginning in 2025, VNB results used for STIC purposes also excludes Wealth Management, as sales activity from that business is reflected in part through Non-GAAP Operating Earnings.

The Compensation and Talent Committee determined that the Strategic Initiatives performance objective’s contribution to the Initial Funding Percentage would be 29%, with some goals being evaluated as above target. Key performance objective results included:
•Our employee engagement and wellness scores continue to increase year-over-year, underscoring our commitment to embedding wellness into our operating model. Material ESG factors have been integrated into the investment process for most General Account assets, and we achieved our goal to commit an additional $1 billion in impact investments in 2025. Our Social Impact integration model was implemented through Equitable in two key markets to strengthen educator relationships and create a foundation for sustained growth. We continue to advocate for fair capital standards that protect consumers and position the insurance industry for future progress. We maintain strong ESG ratings across all four major rating agencies (MSCI, Sustainalytics, S&P and ISS), and our MSCI score of “AA,” positions us as a leader among our peers.
•Our most impactful commercial growth engines, Wealth Management and AB Private Markets, outperformed in multiple areas. Wealth Management delivered record post-tax earnings of c.$222 million in 2025, ahead of plan and 2027 Investor Day targets and achieved a new milestone of c.$122 billion in AUA while generating c.$8.4 billion in advisory net flows. The acquisition of Stifel Advisors will bring up to $9 billion in additional assets. With more than $19 billion of our $20 billion capital commitment to AB deployed in 2025, AB Private Markets assets AUM grew 18% to $82 billion.
•The execution of various initiatives under our efficiency moonshot enabled us to realize $120 million in run-rate expense saves, positioning us to meet or exceed our Investor Day commitment of $150 million in net savings by year-end 2027.
•2025 was a year of significant capital optimization achievements, led by the Individual Life reinsurance transaction with RGA, the largest ever life reinsurance transaction in the US, which freed over $2 billion of capital and reduced exposure to mortality by 75%. Transaction proceeds were used to invest in growing AB and Equitable Advisors as well as to accelerate capital return to stockholders. We also completed our first reinsurance transaction of approximately $30 billion of group annuity liabilities with our Equitable Financial Bermuda, which will improve the visibility into and consistency of future cash generation.
Determination of Final Funding Percentage
Once the Initial Funding Percentage was calculated as described above, it was reviewed by the Compensation and Talent Committee which had responsibility for determining the Final Funding Percentage. In making its determination, the Compensation and Talent Committee had discretion to increase the Initial Funding Percentage by up to twenty percentage points and unlimited discretion to decrease the percentage based on any relevant circumstances determined by the Committee, provided that it could not increase the Initial Funding Percentage above the maximum of 200%.
Other than the adjustment to Non-GAAP Operating Earnings outlined above, the Compensation and Talent Committee did not exercise any discretion regarding the 2025 STIC Program results.
Individual Assessment Percentage and Approval of Awards
An EQH Program Participant’s Individual Assessment Percentage is based on his individual performance and demonstrated leadership behaviors and can range from 0% to 130%. The Compensation and Talent Committee reviewed the 2025 performance of each EQH Program Participant as well as Mr. Pearson’s recommendations for each EQH Program Participant’s Individual Assessment Percentage (other than for himself) and 2025 STIC Program award. Based on its assessment of each EQH Program Participant’s performance, the Compensation and Talent Committee approved the amount of the 2025 STIC Program awards for each EQH Program Participant.
In making its recommendations, the Compensation and Talent Committee took into account the factors that it deemed relevant, including the following accomplishments achieved in 2025 by the EQH Program Participants.

Mr. Pearson
Accomplishments
Delivered strong business performance, including:
•Achieved $1.7 billion of Non-GAAP Operating Earnings, or $5.64 per share.
•Reached record of $1.1 trillion of AUM/A, representing 10% year-over-year growth.
•Drove strong organic growth with $5.9 billion of Retirement net inflows and a record $8.4 billion of advisory net inflows in Wealth Management.
Maintained balance sheet strength and consistent capital return, including:
•Delivered Cash Flow to Holdings of $2.6 billion, which includes $1 billion from the life reinsurance transaction with RGA. Organic cash generation was $1.6 billion, up over 10% year-over-year, and is on track to achieve $2 billion target by 2027.
•Returned $1.8 billion of capital to stockholders, which includes $500 million of additional share repurchases following the individual life reinsurance transaction. Excluding these incremental buybacks, the payout ratio was 68%, at the higher end of our 60-70% target
•Combined NAIC RBC ratio of c.475%, which is above our target of 400%+.
•Executed key strategic initiatives, including the individual life reinsurance transaction with RGA that freed $2 billion of capital.
•Continued to enhance our integrated flywheel business model and drive synergies across Equitable and AB; used a portion of the proceeds from the life reinsurance transaction to increase the level of ownership in AB; acquired Stifel Independent Advisors; and funded AB’s investment in FCA Re.
Enhanced company culture and performance, including:
•Achieved year-over-year improvement in our corporate engagement index score, outperforming the finance and industry benchmark.
•Improved Equitable’s wellness index scores reflecting the continued maturation of our operating model, and commitment to improving the wellness outcomes of our people.

2025 STIC Program Award	$3,431,320 (109% of target)

Mr. Raju
Accomplishments
Provided leadership and direction for Finance-related activities, including:
•Achieved $1.7 billion Non-GAAP Operating Earnings or $5.64 per share, $1.1 trillion of AUM/A, $580 million of capital invested in new business delivering 15% IRRs, and $0.6 billion of VNB. Retirement and Wealth Management had full year net inflows of $5.9 billion and $8.4 billion, respectively. AB Private Markets’ assets increased to $82 billion.
•Delivered Cash Flow to Holdings of $2.6 billion, which includes $1 billion from the life reinsurance transaction. Organic cash generation was $1.6 billion, with over 50% coming from our asset and wealth management businesses. Holdings returned $1.8 billion of capital to stockholders, equating to a 95% total payout ratio, or a 68% payout ratio excluding $500 million of incremental buybacks related to the life transaction.
•Maintained a strong combined NAIC RBC ratio of c.475%, well above our minimum target level of 400%, and we ended 2025 with $1.1 billion of cash and liquid assets at Holdings. Hedge effectiveness remained above 95%.
Executed strategies to enhance financial reporting framework, de-risk the balance sheet, unlock economic value, seed future growth, and generate additional income:
•On track to achieve 2023 Investor Day targets to increase annual cash generation to $2 billion by 2027 and grow Non-GAAP Operating EPS at a 12-15% CAGR from 2023-2027.
•Continued stockholder engagement via meetings with existing stockholders and prospective investors at arranged investor events and sell-side conferences.
•Completed our first internal reinsurance transaction with Equitable Financial Bermuda, ceding $30 billion of liabilities. This enables us to maintain economic management of the block and have greater visibility of future cash flows.
•Novated a portion of the Legacy VA policies reinsured to Venerable and a portion of the non-NY policies included in the 2023 internal reinsurance transaction.
•Completed the life reinsurance transaction with RGA, freeing $2 billion of capital and reducing mortality exposure by 75%.
•Used transaction proceeds to drive growth in Asset and Wealth Management and accelerate capital return. Committed c. $200 million for strategic growth investments in Stifel Independent Advisors and FCA Re.
•Achieved $110 million incremental investment income target two years ahead of schedule.
•Delivered $120 million of run-rate expense saves as of year-end 2025; on track to reach $150 million target by 2027.
•Issued $5 billion of funding agreement back notes, making Equitable a top five issuer in 2025.
Continued to build meaningful synergies with AB, including:
•Advanced enterprise growth initiatives, deploying $19 billion of $20 billion commitment to AB’s Private Markets platform, which grew to 82 billion.
•Invested $100 million in FCA Re sidecar.
Achieved goal to commit up to $1 billion to impact investments by the end of 2025, including renewable energy and energy efficiency projects

2025 STIC Program Award	$1,700,400 (131% of target)
______________
(1)Mr. Raju’s 2025 STIC Program Award was 131% of target, representing a Final Funding Percentage of 109% and an Individual Assessment Percentage of 120%, based principally on capital optimization achievements, including the successful completion of the life reinsurance transactions with RGA and Equitable Financial Bermuda.

Mr. Hurd
Accomplishments
Delivered continued progress during year two of Equitable’s three-year strategic initiative to reset our expense base and reallocate savings towards higher return opportunities. Examples include implementing a new and sustainable efficiency budgeting process, increasing speed and transparency in investment decisions, improving investment rigor by leveraging digital tools and business cases, and enhancing our risk assessment. Through year-end 2025, achieved $120 million of run-rate expense reductions; on track to achieve $150 million target by 2027.
Made significant progress on our strategy to deliver meaningful value to our stakeholders, including:
•Achieved strong employee engagement index culture score of 85.9, up year-over-year and above finance and insurance industry benchmark. Our company’s employee Net Promoter Score, or eNPS, a metric that measures how likely employees are to recommend us as an employer also remains healthy, exceeding the industry benchmark.
•Reimagined our learning and development curriculum to create a distinctly Equitable program that strengthens our talent pipeline and differentiates Equitable in a highly competitive talent marketplace.
•Our 2025 Wellness Survey shows improvement across every wellness dimension for the third consecutive year, with total favorability rising from 69.4% in 2023 to 82.3% in 2025.
•Held enterprise-wide health fairs and financial wellness educational seminars that were attended by more than 3,000 employees.
•Matured our Energy & Resilience management programming to provide nearly 3,000 employees with actionable content designed to help increase capacity in everyday tasks and reduce stress.
•Launched and scaled a differentiated Energy & Resilience curriculum linking learning to cultural transformation. Delivered 18 high-impact sessions to 2,500+ employees and advisors, providing practical strategies across stress and time management, focus and control, career progression, and daily routines to support a healthier, more resilient, and productive workplace.
Delivered value for stakeholders and supported our communities including:
•Executed high-impact projects to reengineer Service Operations for improved performance, consistently delivering strong SLA adherence across new business, in force and contact center operations, alongside high customer satisfaction.
•Delivered strategic initiatives that supported growth, enhanced security, modernized technology and improved efficiency, including the successful modernization of Equitable Advisors’ field compensation.
•Matured Equitable’s Generative AI program, combining advanced tools and innovative internal forums to drive adoption. Achieved nearly 3x growth in weekly active users of GenAI productivity tools.
•Reached more than 9,000 students through various higher education preparatory programs and awarded 100 renewable Equitable Excellence® scholarships to students from 64 high schools across 21 states.
•Supported more than 9,000 educators nationwide through various Equitable professional development and wellbeing programs.

2025 STIC Program Award	$1,880,250 (125% of target)
______________
(1)Mr. Hurd’s 2025 STIC Program Award was 125% of target, representing a Final Funding Percentage of 109% and an Individual Assessment Percentage of 115%, based principally on his leadership on several enterprise-wide initiatives, including continued progress toward our efficiency moonshot, significantly advancing stakeholder value, and advancing a holistic wellness strategy.

Mr. Lane
Accomplishments
Generated record value and volume in the Retirement businesses, including:
•Total Retirement sales of $22.4 billion (+7% vs. 2024), with record RILA sales.
•Maintained leadership positions in the RILA and tax-exempt markets, with sales up 8% and 28% vs. 2024, respectively.
•Generated $5.9 billion in total Retirement net flows, a 4% organic growth rate, and $0.6 billion in VNB.
Delivered strong results and growth in Wealth Management, including:
•Record advisory net flows of $8.4 billion (+76% vs. 2024), and over $120 billion in assets under advisement (+20% vs. 2024).
•Grew operating earnings 21% and improved operating margin from 13.5% in 2024 to 15.0% in 2025.
•Increased Wealth Planners by 12% to 920 and improved total advisor productivity by 8% vs. 2024.
•Recruited $1.4 billion in experienced advisor assets and announced the acquisition of Stifel Independent Advisors.
Achieved continued momentum in the emerging Institutional and Employee Benefits businesses, including:
•Institutional: Successfully launched HSA offering in 1Q25. Grew total Institutional premiums by 33%, generating $625 million in net flows and $1.8 billion in AUM
•Employee Benefits: Delivered 8% gross premium growth with c.875k lives covered. Executing pricing strategy with renewal retention +9ppts vs. 2024.
Executed on enterprise strategy to optimize capital; drove commercial innovation to build on competitive differentiation and drive sustainable value, including:
•Scaled advice model: Recognized for best-in-class learning and human capital programs, such as the Columbia University Coaching Credential program. Graduated 200 advisors from the Columbia program and trained 154 emerging Wealth Planners. Introduced AI-enabled advisor training that earned two prestigious industry awards. Secured strong external media placements with signature Wall Street Journal Great Wealth Transfer thought leadership piece
•Drove commercial innovation: Led development of AI strategy and enterprise execution. Launched new products and markets, including Multi-Year Guaranteed Annuities (“MYGAs”), SCS Premier, Pooled Employer Plan (“PEP”) in Group Retirement and the HSA market in Institutional.
•Life repositioning: Narrowed Life products and channels, delivering improved IRRs and expense savings. Executed milestone reinsurance transaction with RGA to generate $2 billion of value for Equitable Holdings, reducing exposure to future mortality volatility.
Strengthened organizational talent, with new leadership in Marketing and the Life business. Continued to improve the teams’ leadership skills and drive strong culture scores above the industry average.

2025 STIC Program Award	$1,678,600 (120% of target)
______________
(1)Mr. Lane’s 2025 STIC Program Award was 120% of target, representing a Final Funding Percentage of 109% and an Individual Assessment Percentage of 110%, based principally on his role in driving sales and growth in our Wealth Management and Retirement businesses in 2025.

The annual cash incentive awards and bonuses earned by the EQH Program Participants in 2025, 2024 and 2023 are reported in the “Summary Compensation Table” included below.
Equity-Based Awards
In 2025, the Compensation and Talent Committee granted equity-based awards to the EQH Program Participants under the Equitable Holdings, Inc. 2019 Omnibus Incentive Plan (the “2019 Equity Plan”). The 2019 Equity Plan is an umbrella plan that allows the Compensation and Talent Committee to approve the grant of equity-based awards under annual programs with varying terms and conditions.
The Compensation and Talent Committee approves annual grants of equity-based awards at its regularly scheduled February meeting. Equity-based awards may also be granted from time to time as part of a sign-on package or retention vehicle. The Compensation and Talent Committee has not delegated any authority to management to grant equity-based awards.
This section describes:
•Annual equity-based awards that were granted to the EQH Program Participants in 2025 by the Compensation and Talent Committee; and
•2023 equity-based award results.
2025 Annual Equity-Based Awards
Each year, the Compensation and Talent Committee approves an equity-based award program for the EQH Program Participants (an “Equity Program”). In February 2025, the Compensation and Talent Committee reviewed the equity vehicles granted under the 2019 Equity Program and their related terms and conditions and elected to keep them the same for the 2025 Equity Program other than the addition of RGA to the TSR peer group.
Equity Vehicles
The equity-based awards granted under the 2025 Equity Program consisted of a mix of “full value” restricted stock units and Performance Shares. All vehicles contain vesting requirements related to service and the Performance Shares also require the satisfaction of certain criteria related to corporate performance to obtain a payout. This mix of equity vehicles was chosen to ensure alignment with corporate performance while facilitating the ability to retain, motivate and reward the executives in the event of changes in the business environment or cycle.
The dollar value of the awards to each EQH Program Participant was approved by the Compensation and Talent Committee. This dollar value was then allocated between the different equity vehicles. Performance Shares received the highest allocation in accordance with our pay-for-performance culture. All individual equity grants were approved by the Compensation and Talent Committee at its regularly scheduled meeting on February 12, 2025, with a grant date of February 13, 2025. The following table provides an overview of the different equity vehicles.

Vehicle	Description	Type	Payout Requirements	Allocation Percentage
EQH RSUs	Restricted stock units that will be settled in shares of Holdings’ common stock.	Full Value	Service	40%
EQH TSR Performance Shares	Performance Shares that will be settled in shares of Holdings’ common stock.	Full Value	Service and Satisfaction of Relative TSR Performance Criteria	30%
EQH Non-GAAP EPS Performance Shares	Performance Shares that will be settled in shares of Holdings’ common stock.	Full Value	Service and Satisfaction of Non-GAAP EPS Performance Criteria	30%
EQH RSUs. EQH RSUs have a vesting schedule of three years, with one-third of the grant vesting on each of February 28, 2026, February 28, 2027, and February 28, 2028. EQH RSUs receive dividend equivalents with the same vesting schedule as their related units. The value of EQH RSUs will increase or decrease depending on the price of Holdings’ common stock.

EQH Performance Shares. EQH Performance Shares cliff vest after three years on February 28, 2028. EQH Performance Shares receive dividend equivalents subject to the same vesting schedule and performance conditions as their related shares and were granted unearned. Two types of EQH Performance Shares were granted in 2025:
•TSR Performance Shares. EQH Performance Shares that may be earned based on Holdings’ total stockholder return relative to its performance peer group (“Relative TSR”); and
•Non-GAAP EPS Performance Shares. EQH Performance Shares that may be earned based on Holdings’ growth in Non-GAAP Operating EPS.
Relative TSR and Non-GAAP EPS were chosen as the performance metrics for the EQH Performance Shares because they are important to our stockholders and represent the degree to which we create value for investors relative to peers, and reflect performance objective beyond those that are the focus of our STIC Program. The use of relative TSR as a performance metric ensures that TSR outperformance versus peers is rewarded with above-target payouts, while TSR underperformance versus peers is reflected with potential below-target (or no) payouts. The use of Non-GAAP EPS as a performance metric ensures that management is focused on achieving the metrics communicated as most important to the market and, together with relative TSR, can be viewed as the input/output to value creation for stockholders.

Relative TSR
What is it?
Relative TSR compares the total amount a company returns to investors during a designated period, including both share price appreciation and dividends, to such amounts returned by the company’s peers.

Why do we use it?	Relative TSR was selected as a performance metric to ensure that payouts are aligned with the experience of Holdings’ stockholders and to create incentives to outperform peers.
Non-GAAP EPS
What is it?
Non-GAAP EPS will be measured using Non-GAAP Common Operating Earnings less preferred stock dividends divided by diluted common shares outstanding. The Compensation and Talent Committee views Non-GAAP EPS as an important financial measure of profitability.

Why do we use it?
Non-GAAP EPS growth of 12-15% has been communicated to the market as a key financial goal through 2027. It was selected as a performance metric to ensure management is focused on achieving the metrics communicated as most important to the market.

TSR Performance Shares. The number of TSR Performance Shares that are earned will be determined at the end of a performance period (January 1, 2025 – December 31, 2027) by multiplying the number of unearned TSR Performance Shares by the “TSR Performance Factor.” The TSR Performance Factor will be determined as follows:

If Relative TSR for the TSR Performance Period is	The TSR Performance Factor will equal
87.5th percentile or greater (maximum)	200%
50th percentile (target)	100%
30th percentile (threshold)	25%
Below 30th percentile	0%
Note: For results in between the threshold and target and target and maximum amounts, the TSR Performance Factor will be determined by linear interpolation.
The Compensation and Talent Committee reviewed the peer group used for determining Relative TSR (the “TSR Peer Group”) under the 2025 TSR Performance Share grants with Meridian and determined to add one new company, Reinsurance Group of America, to the TSR Peer Group based on its close correlation to EQH in terms of stock price fluctuation and in order to ensure that the TSR Peer Group size remains sufficiently robust. The 2025 TSR Peer Group includes:

TSR Peer Group
Ameriprise Financial, Inc. Brighthouse Financial, Inc. CNO Financial Group, Inc. Corebridge Financial, Inc Globe Life Inc. Jackson Financial, Inc. Lincoln National Corporation Manulife Financial Corporation	Manulife Financial Corporation MetLife, Inc. Principal Financial Group, Inc. Prudential Financial, Inc. Reinsurance Group of America Sun Life Financial, Inc. Unum Group Voya Financial, Inc.
Non-GAAP EPS Performance Shares. The number of Non-GAAP EPS Performance Shares that are earned will be determined at the end of a performance period (January 1, 2025 – December 31, 2027) by multiplying the number of unearned Non-GAAP EPS Performance Shares granted by the “Final Non-GAAP EPS Performance Factor.” The Final Non-GAAP EPS Performance Factor will be determined by averaging the “Non-GAAP EPS Performance Factor” for each of the three calendar years in the Non-GAAP EPS Performance Period. Specifically, the Company will be assigned target, maximum and threshold amounts for Non-GAAP EPS for each of 2025, 2026 and 2027 that will determine the Non-GAAP EPS Performance Factor for the applicable year as follows:

If Non-GAAP EPS for the Non-GAAP EPS Performance Period is	The Non-GAAP EPS Performance Factor will equal
Maximum amount (or greater)	200%
Target amount	100%
Threshold amount	25%
Below threshold	0%
Note: For results in between the threshold and target and target and maximum amounts, the Non-GAAP EPS Performance Factor will be determined by linear interpolation.
Equity Targets
The Compensation and Talent Committee reviewed the Equity Targets of the EQH Program Participants in February 2025, taking into consideration the Independent Compensation Analysis and input from management. Based on the Independent Compensation Analysis and/or recommendations by the Compensation and Talent Committee, adjustments were made to the Equity Targets for each EQH Program Participant to better align with equity compensation levels of our peer companies. The following table shows the Equity Targets of the EQH Program Participants for 2025:

EQH Program Participant	2025 Equity Target
Mr. Pearson	$12,600,000
Mr. Raju	$3,000,000
Mr. Hurd	$2,500,000
Mr. Lane	$3,000,000
We do not provide guaranteed equity-based awards for any employees, except for certain limited guarantees for new hires. No EQH Program Participant was guaranteed an award under the 2025 Equity Program.
Award Amounts
Each EQH Program Participant received an award under the 2025 Equity Program. The Compensation and Talent Committee determined the U.S. dollar value of each award based on the EQH Program Participants’ Equity Targets, its review of each executive’s potential future contributions, its consideration of the importance of retaining the executive in their current position and its review of the Independent Compensation Analysis.

The amounts granted to the EQH Program Participants were as follows:

EQH Program Participant	Total U.S. Dollar Value of Award
Mr. Pearson	$12,600,000
Mr. Raju	$3,000,000
Mr. Hurd	$2,500,000
Mr. Lane	$3,000,000

The amounts granted were determined as follows:

To determine the amount of:	Percentage of the total award value was divided by:
EQH RSUs	40% of the total award value was divided by the fair market value of Holdings’ common stock closing price averaged over the 20-day trading period ending on grant date
TSR Performance Shares	30% of the total award value was divided by a fair value of Holdings’ common stock closing price averaged over the 20-day trading period ending on grant date
Non-GAAP EPS Performance Shares	30% of the total award value was divided by the fair market value of Holdings’ common stock closing price averaged over the 20-day trading period ending on grant date
Note: In prior years, RSUs and Non-GAAP EPS Performance Shares were valued at fair market value based on the closing stock price on the grant date, while TSR Performance Shares were valued using a Monte Carlo valuation. Based on our understanding that (i) fair market value is the prevailing practice for grant valuation methodologies and (ii) no peer companies currently use a Monte Carlo valuation to determine the number of performance shares in their LTIC programs, both RSUs and TSR and Non-GAAP EPS Performance Shares will be valued at fair market value based on an average closing stock price over the last 20 trading days through grant date for all 2025 grants. Use of an average fair market value rather than a single closing stock price on the grant date is intended to smooth out any short-term stock price fluctuations, among other things.
Termination of Employment and Restrictive Covenants
Generally, if an EQH Program Participant terminates employment, their equity-based awards will be forfeited with certain exceptions in the case of involuntary termination without cause on or after the first anniversary of the grant date and termination due to death or disability. Also, in the event that an EQH Program Participant who satisfies the Rule of 65 (i.e., (i) age plus years of service equals at least 65; (ii) is at least 55 years old; and (iii) has at least five years of service) terminates employment on or after the first anniversary of the grant date of an equity-based award, that particular equity-based award will continue to vest, subject to any applicable performance criteria.
In the event that an EQH Program Participant who retains all or a portion of their equity-based award following termination of employment violates certain non-competition and non-solicitation covenants contained in their award agreement, any remaining portion of their award at the time of violation will be immediately forfeited. Also, any portion of their award that vested after termination, and any shares or cash issued upon exercise or settlement of that vested portion, will be immediately forfeited or paid to the Company together with all gains earned or accrued. Lastly, a clawback provision in the 2025 equity-based awards provides for the clawback of any shares or cash issued upon exercise or settlement of an award that vested within a 12-month period prior to his termination date, if they were found to be in violation of the non-solicitation (i.e., of employees and customers) provision in their award agreement.
Detailed information on the 2025 Equity Program awards for each of the EQH Program Participants is reported in the “2025 Grants of Plan-Based Awards Table” included below.
2023 EQH Equity-Based Award Results
In February 2026, participants in the EQH Compensation Program received payouts with respect to TSR Performance Shares granted in February 2023 for the three-year performance period ended December 31, 2025.

The performance factor for the TSR Performance Shares was 149.1%, calculated as follows:

Relative TSR	TSR Performance Factor	Actual Results for Peer Group
87.5th percentile or greater (maximum)	200%	+118.4%
50th percentile (target)	100%	+48.5%
30th percentile (threshold)	25%	+26.3%
The Company’s TSR for the performance period of 72.7% fell between the 50th and 87.5th percentile for the peer group and the corresponding performance factor was 149.1%.
Other Compensation and Benefit Programs
Benefit Plans
All Equitable Financial employees, including the EQH Program Participants, are offered a benefits program that includes health and disability coverage, life insurance and various deferred compensation and retirement benefits. In addition, certain benefit programs are offered for executives that are not available to non-executive employees. The overall program is periodically reviewed to ensure that the benefits it provides continue to serve business objectives and remain cost-effective and competitive with the programs offered by large diversified financial services companies.

Qualified Retirement Plans
Why do we offer them?	We believe that qualified retirement plans encourage long-term service and provide a meaningful vehicle to save for retirement.
What plans are offered?
The Equitable 401(k) Plan (the “401(k) Plan”)

The 401(k) Plan is a tax-qualified defined contribution plan offered for eligible employees who may contribute to the 401(k) Plan on a before-tax, after-tax or Roth 401(k) basis (or any combination of the foregoing) up to tax law and plan limits. The 401(k) Plan also provides for matching contributions of participant voluntary deferrals on a dollar-for-dollar basis of up to 5% of their annual eligible compensation.

All of the EQH Program Participants were eligible to participate in the 401(k) Plan in 2025.

The Equitable Retirement Plan (the “Retirement Plan”)

The Retirement Plan is a tax-qualified defined benefit plan that provides a pay credit equal to 4% of eligible compensation up to the qualified plan compensation limit and deemed interest credits under a cash balance formula.

All of the EQH Program Participants were eligible to participate in the Retirement Plan in 2025.

Financial Protection Plans
Why do we offer them?	We believe that health, life insurance, disability and other financial protection plans are basic benefits that should be provided to all employees.
What plans are offered?
The Equitable Executive Survivor Benefits Plan (the “ESB Plan”)

In addition to our generally available financial protection plans, certain grandfathered employees (including Messrs. Pearson, Hurd and Lane), participate in the ESB Plan which offers benefits to a participant’s family in the case of their death. Eligible employees may choose up to four levels of coverage and the form of benefit to be paid at each level. Each level provides a benefit equal to one times the participant’s eligible compensation and offers different coverage choices. Generally, the participant can choose between a life insurance death benefit and a deferred compensation benefit payable upon death at each level. The ESB Plan was closed to new participants on January 1, 2019.

For additional information on 401(k) Plan benefits for the Named Executive Officers see the “Summary Compensation Table” included below. For additional information on Retirement Plan, Excess Plan and ESB Plan benefits for the EQH Program Participants, see the “Pension Benefits Table” included below.
Perquisites
EQH Program Participants receive only de minimis perquisites.
Pursuant to his employment agreement, Mr. Pearson is entitled to personal use of a car and driver, financial planning and excess liability insurance coverage.
The incremental costs of perquisites for the EQH Program Participants during 2025 are included in the column entitled “All Other Compensation” in the “Summary Compensation Table” included below.
Termination Benefits
Severance Benefits
We provide severance benefits to treat employees fairly at termination, provide competitive total compensation packages and secure certain Company protections in exchange for severance provided. Our severance benefits are summarized below.

Plan	Benefits
The Equitable Severance Benefit Plan (the “Severance Plan”)
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

The Equitable Supplemental Severance Plan for Executives (the “Supplemental Severance Plan”)
The Supplemental Severance Plan provides additional severance benefits for the EQH Program Participants other than Mr. Pearson. The Supplemental Severance Plan requires a participant’s general release and waiver of claims to include provisions regarding non-competition and non-solicitation of employees and customers for twelve months following termination of employment.

Mr. Pearson’s Employment Agreement
Mr. Pearson waived the right to receive any benefits under the Severance Plan or the Supplemental Severance Plan. Rather, his employment agreement provides that, if his employment is involuntarily terminated other than for cause or death, or Mr. Pearson resigns for “good reason,” Mr. Pearson will be entitled to certain severance benefits, including cash severance pay equal to two times the sum of his salary and short-term incentive compensation (based on the greatest of: (i) his most recent STIC Program award, (ii) his STIC Target and (iii) the average of his three most recent STIC Program awards) and a pro-rated target STIC Program award for the year of termination. The severance benefits are contingent upon Mr. Pearson releasing all claims against the Company and his entitlement to severance pay will be discontinued if he provides services for a competitor.

Change in Control Benefits
Change-in-control benefits are intended to retain executives and incent efforts to maximize stockholder value during a change in control. Our change-in-control benefits are summarized below.

Plan	Benefits
The Supplemental Severance Plan
In the event of a job elimination or voluntary termination for good reason within twelve months after a change in control of Holdings, the EQH Program Participants, other than Mr. Pearson, are eligible to receive two times the sum of their base salary and short- term incentive compensation.

2019 Equity Plan
Generally, in the event of a change in control of Holdings, equity awards granted under the 2019 Equity Plan that are not assumed or replaced with substitute awards having the same or better terms or conditions would fully vest and be cancelled for the same per share payment made to the stockholders in the change in control (less, in the case of options, the applicable exercise price).

For additional information on severance and change in control benefits for the EQH Program Participants as of December 31, 2025, see “Potential Payments Upon Termination or Change in Control” below.
MR. BERNSTEIN’S COMPENSATION
Compensation Philosophy
AB structures its executive compensation practices to help the firm realize its long-term growth strategy (the “Growth Strategy”), which includes firm-wide initiatives to:
•deliver superior investment solutions to AB’s clients;
•develop high-quality differentiated services; and
•maintain strong incremental margins.
AB is also focused on ensuring that its compensation practices are competitive with those of industry peers and within the geographies AB operates, and provide sufficient potential for wealth creation for its executives and employees generally, which it believes will enable it to meet the following key compensation goals:
•motivate and retain highly-qualified executive talent;
•reward current year performance;
•incentivize future contribution;
•recognize distinct outstanding individual performance that foster AB’s primary objective of helping its clients reach their financial goals; and
•align its executives’ long-term interests with those of its Unitholders and clients.
AB continued to use performance scorecards for senior leaders and executives in 2025, including Mr. Bernstein, which fosters the development and maintenance of a broad leadership mindset with priorities that are aligned with AB’s firm-wide goal of long-term value creation for all stakeholders. The scorecard for each executive reflects the Growth Strategy and includes actual results relative to target metrics across the following measures:
•financial performance, including peer results, adjusted operating margin6, adjusted net revenue growth and operating efficiency targets;
•investment performance, by delivering competitive returns across services and time periods;
•strategic, aligned with AB’s strategy of delivering core investment solutions, while developing high-quality differentiated services, in faster-growing geographies, responsibly, in partnership with the Company;
•organizational, including organizational effectiveness and efficiency, leadership impact, succession planning, developing talent, innovating and automating, and real estate utilization; and
•cultural, including purpose, employee engagement, diversity, retention and safety.
6AB’s adjusted operating margin is a Non-GAAP financial measure used by AB’s management in evaluating AB’s financial performance on a standalone basis and to compare its performance, as reported by AB in its public filings. It is not comparable to any other Non-GAAP financial measure used by the Company.
The performance scorecards support management and the AB Compensation and Workplace Practices Committee in assessing Mr. Bernstein’s performance relative to business, operational and cultural goals established at the beginning of the year and reviewed in the context of AB’s current year financial performance.
Compensation Decision-Making Process
In 2025, AB management contracted with Johnson Associates, Inc. (“Johnson Associates”), an independent compensation consulting firm that specializes in the financial services sector. Johnson Associates consulted on market data and trend forecasting provided by McLagan Partners for Mr. Bernstein and other senior executives of AB (“2025 Benchmarking Data”). The 2025 Benchmarking Data summarized 2024 compensation levels and 2025 salaries at selected asset management companies comparable to AB in terms of size and business mix (“Comparable Companies”) that were chosen by AB management with input from McLagan. The 2025 Benchmarking Data provided ranges of compensation levels at Comparable Companies for positions similar to Mr. Bernstein’s, including base salary and total compensation.

Comparable Companies
Barings	MFS Investment Management
Columbia Threadneedle	Neuberger Berman Group
Franklin Templeton Investments	Nuveen Investments
Goldman Sachs Asset Management	Pacific Investment Management
Invesco	Prudential Global Investment Management
Janus Henderson Investors	Schroder Investment Management
Loomis, Sayles & Company	T. Rowe Price
The 2025 Benchmarking Data indicated that the total compensation paid to Mr. Bernstein in 2025 fell within the ranges of total compensation paid to those in similar positions at the Comparable Companies.
The AB Compensation and Workplace Practices Committee considered the 2025 Benchmarking Data in concluding that Mr. Bernstein’s 2025 compensation was appropriate and reasonable.
Compensation Components
Under his employment agreement with AB (the “Bernstein Employment Agreement”), Mr. Bernstein serves as the President and Chief Executive Officer of AB for an initial term that commenced on May 1, 2017, and ended on May 1, 2020, provided that the term automatically extended for one additional year on May 1, 2020, and will continue to automatically extend on each anniversary thereafter (beginning May 1, 2021), unless the Bernstein Employment Agreement is terminated in accordance with its terms.
Base Salary
Under the Bernstein Employment Agreement, Mr. Bernstein is entitled to a minimum base salary of $500,000 that is reviewed each year by the AB Compensation and Workplace Practices Committee. The AB Compensation and Workplace Practices Committee has not made any adjustments to Mr. Bernstein’s base salary, consistent with AB’s policy to keep executive base salaries low in relation to their total compensation.
Annual Short-Term Incentive Compensation Award (Cash Bonus)
A 2025 variable cash incentive award was available for Mr. Bernstein under AB’s 2025 Incentive Compensation Program (the “2025 AB STIC Program”). Mr. Bernstein’s annual award is not correlated with any specific targets for AB performance but primarily is a function of AB’s financial performance and progress in advancing its Growth Strategy during the year, as well as the AB Compensation and Workplace Practices Committee’s assessment of Mr. Bernstein’s individual performance.
Adjusted Compensation Ratio
For the 2024 AB STIC Program, the AB Compensation and Workplace Practices Committee approved the use of the “Adjusted Compensation Ratio” as the metric to consider in determining the total amount of incentive compensation paid to all of AB’s employees, including Mr. Bernstein.⁷ The Adjusted Compensation Ratio is the ratio of “adjusted employee compensation and benefits expense” to “adjusted net revenues.”
•Adjusted employee compensation and benefits expense is AB’s total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals, and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments. AB also adjusts for certain performance-based fees passed through to their investment professionals.
•Adjusted net revenues is a financial measure that is not computed in accordance with U.S. GAAP and makes certain adjustments to net revenues.⁸ Specifically, adjusted net revenues:
•excludes investment gains and losses and dividends and interest on employee long-term incentive compensation-related investments;

•offsets distribution-related payments to third parties as well as amortization of deferred sales commissions against distribution revenues;
•excludes additional pass-through expenses incurred (primarily through AB’s transfer agent) that are reimbursed and recorded as fees in revenues;
•eliminates the revenues of consolidated AB-sponsored investment funds but includes AB’s fees from such funds and AB’s investment gains and losses on its investments in such funds that were eliminated in consolidation; and
•adjusts for certain acquisition-related pass-through performance-based fees and certain other performance-based fees passed through to AB’s investment professionals.
The AB Compensation and Workplace Practices Committee has approved a 50% limit for the Adjusted Compensation Ratio, except in unexpected or unusual circumstances. For 2025, the Adjusted Compensation Ratio was 48.3%.
Mr. Bernstein’s Award
In accordance with the terms of the Bernstein Employment Agreement, Mr. Bernstein’s short-term incentive compensation target for 2025 was $3,000,000, subject to review and increase from time to time by the AB Compensation and Workplace Practices Committee in its sole discretion. Based on its subjective determination of Mr. Bernstein’s performance, the AB Compensation and Workplace Practices Committee approved an award of $6,925,000 for Mr. Bernstein under the 2025 AB STIC Program.
In making its determination, the AB Compensation and Workplace Practices Committee considered the progress AB made in advancing its Growth Strategy, Mr. Bernstein’s performance in light of the target metrics included in his performance scorecard and Mr. Bernstein’s individual achievements during 2025.
7AB’s Adjusted Compensation Ratio is also used when determining the total amount of long-term incentive compensation under AB’s Incentive Compensation Award Program (or ICAP) paid to all AB employees, including Mr. Bernstein.
8Adjusted net revenues is a Non-GAAP financial measure used by AB’s management in evaluating AB’s financial performance on a standalone basis and to compare its performance, as reported by AB in its public filings. It is not comparable to any other Non-GAAP financial measure used by the Company.

Mr. Bernstein’s specific accomplishments during 2025 are summarized in the table below.

Mr. Bernstein
Accomplishments
Drove financial and investment performance, including:
•Oversaw teams through challenging fundraising environment; despite persistent active equity outflows, sustained strong flows into private wealth channel (+$2 billion net inflows in 2025) and institutional alternatives (+$8 billion net inflows in 2025).
•Earnings per unit (“EPU”) of $3.33 grew 2%, reflecting higher AUM and net revenues despite lower basis fees.
•Maintained strong performance in Fixed Income, with 86% of assets outperforming benchmarks over a 3-year period.
.
Executed on multiple strategic initiatives, including:
•Deepened market share for key strategies; oversaw the progression of AB’s SMA platform to $50 billion in AUM, as well as the expansion of the ETF platform to include 24 funds, the launch of Taiwan’s first active Fixed Income ETF, and the growth of overall ETF AUM to $14 billion.
•Grew AB’s insurance brand adding new relationships, and growing AUM to $195 billion. Made development in the insurance sidecar market with investments in Ruby Re (+$1 billion in AUM) and FCA Re (+$1.5 billion in AUM).
•Persisted in growing AB’s private alternatives platform, with AUM as of December 31, 2025 totaling $82 billion and progressing towards AB’s target range of $90-100 billion in private alternatives AUM by 2027.

Enhanced AB executive leadership team and organization, including:
•Successfully managed through senior leadership changes, including a CFO transition, with minimal disruption to AB’s results, and named Onur Erzan President of AB.
•Fostered a culture of meritocracy to retain and advance top talent into progressing roles of responsibility, established firm-wide target performance ratings to drive pay differentiation throughout firm, drove increased engagement across all levels of the firm, resulting in lower attrition levels of top talent.
•Invested in growth of AB India, appointed a new CEO and realized compensation savings through role relocation.

Fostered a culture of meritocracy to retain top talent, established firm-wide expectations for ratings distribution to drive consistency across groups, maintained promotion pipeline of senior vice presidents and drove engagement across all levels of the firm, with lower attrition levels in 2025 (compared to 2024).

9 AB’s Adjusted Earnings Per Unit is a Non-GAAP financial measure used by AB’s management in evaluating AB’s financial performance on a standalone basis and to compare its performance, as reported by AB in its public filings.
Equity-Based Awards
Under the Bernstein Employment Agreement, Mr. Bernstein is eligible to receive annual equity-based awards in accordance with AB’s compensation practices and policies generally applicable to the firm’s executive officers as in effect from time to time. The target value for Mr. Bernstein’s annual equity-based awards is $3,500,000, subject to review and determination by the AB Compensation and Workplace Practices Committee in its sole discretion from time to time. The AB Compensation and Workplace Practices Committee approved an equity-based award to Mr. Bernstein with a grant date fair value equal to $6,575,000 and three-year pro-rata vesting during its regular meeting held in November 2025 (the “2025 SB Award”).
The 2025 SB Award is denominated in restricted AB Holding Units to align Mr. Bernstein’s long-term interests directly with the interests of AB Unitholders and indirectly with the interests of our stockholders and AB clients, as strong performance for AB clients generally contributes directly to increases in AB’s AUM and improvements in our financial performance.

The AB Holding Units underlying the 2025 SB Award are restricted and are not permitted to be transferred by Mr. Bernstein. Quarterly cash distributions on vested and unvested restricted AB Holding Units in respect of the 2025 SB Award will be delivered to Mr. Bernstein when cash distributions generally are paid to all Unitholders.
If Mr. Bernstein resigns or is terminated without cause prior to the vesting date, he will be eligible to continue to vest in the 2025 SB Award, subject to compliance with the restrictive covenants set forth in the applicable award agreement, including confidentiality, restrictions on competition and solicitation of employees and clients. The 2025 SB Award will immediately vest upon a termination due to death or disability. AB is permitted to clawback the unvested portion of an award if Mr. Bernstein fails to adhere to risk management policies.
Other Compensation and Benefits
Under the Bernstein Employment Agreement, Mr. Bernstein is eligible to participate in all benefit plans available to AB executive officers and, for his safety and accessibility, a company car and driver for business and personal use and cybersecurity protection services contracted through a third party.
Mr. Bernstein participates in the Profit Sharing Plan for Employees of AB (as amended and restated as of January 1, 2015, and as further amended as of January 1, 2017, again as of April 1, 2018, and again as of June 28, 2022, the “Profit Sharing Plan”), a tax-qualified defined contribution retirement plan. The AB Compensation and Workplace Practices Committee determines the amount of company contributions (both the level of annual matching by the firm of an employee’s pre-tax salary deferral contributions and any annual company profit sharing contribution).
With respect to 2025, the AB Compensation and Workplace Practices Committee determined that employee deferral contributions would be matched on a dollar-for-dollar basis up to 5% of eligible compensation and that there would be no profit-sharing contribution.
AB also pays the premiums associated with a life insurance policy purchased on behalf of Mr. Bernstein and a stipend to cover the cost of a mobile phone.
Termination Benefits
The Bernstein Employment Agreement provides for certain severance and change in control benefits as described below. In April 2017, the AB Board, AXA and Holdings determined that these provisions were reasonable and appropriate because they were necessary to recruit and retain Mr. Bernstein and provide Mr. Bernstein with effective incentives for future performance. They further concluded that the provisions fit within AB’s overall compensation objectives because they:
•permitted AB to recruit and retain a highly-qualified Chief Executive Officer;
•aligned Mr. Bernstein’s long-term interests with those of AB’s Unitholders, our stockholders and clients;
•were consistent with AXA’s, Holdings’ and the AB Board’s expectations with respect to the manner in which AB and AB Holding would be operated during Mr. Bernstein’s tenure; and
•were consistent with the AB Board’s expectations that Mr. Bernstein would not be terminated without cause and that no steps would be taken that would provide him with the ability to terminate the agreement for good reason.
Severance Benefits
The Bernstein Employment Agreement provides that, if Mr. Bernstein’s employment is terminated without “cause” or he resigns for “good reason,” and he signs and does not revoke a waiver and release of claims, he will receive the following severance benefits:
•if Mr. Bernstein resigns for “good reason,” a cash payment equal to the sum of (a) his current base salary and (b) his bonus opportunity amount;
•if Mr. Bernstein’s employment is terminated by the company other than for “cause,” or due to his death or disability, a cash payment equal to 1.5 multiplied by the sum of (a) his current base salary and (b) his bonus opportunity amount;
•a pro-rata bonus based on actual performance for the fiscal year in which the termination occurs;
•monthly payments equal to the cost of COBRA coverage for the COBRA coverage period; and

•following the COBRA coverage period, access to participation in AB’s medical plans as in effect from time to time at Mr. Bernstein’s (or his spouse’s) sole expense.

Change in Control Benefits
The Bernstein Employment Agreement provides that, if Mr. Bernstein’s employment is terminated without “cause” or he resigns for “good reason” during the 12 months following a “change in control” in AB, and he signs and does not revoke a waiver and release of claims, he will receive the same severance benefits as described above, except that his cash payment will be equal to two times the sum of (a) his current base salary and (b) his bonus opportunity amount.
In the event any payments made to Mr. Bernstein upon a change in control of AB constitute “golden parachute payments” within the meaning of Section 280G of the Internal Revenue Code and would be subject to an excise tax imposed by Section 4999 of the Internal Revenue Code, such payments will be reduced to the maximum amount that does not result in the imposition of such excise tax, but only if such reduction results in Mr. Bernstein receiving a higher net-after tax amount than he would receive absent such reduction.
For purposes of the Bernstein Employment Agreement, a change in control is defined as, among other things, Holdings and its majority-owned subsidiaries ceasing to control the election of a majority of the AB Board.
For additional information on severance and change in control benefits for Mr. Bernstein as of December 31, 2025, see “Potential Payments Upon Termination or Change in Control” below.
Restrictive Covenants
Under the Bernstein Employment Agreement, following his termination of employment for any reason, Mr. Bernstein is subject to covenants with respect to non-competition for six months and non-solicitation of customers and employees for twelve months following termination.
2025 Equity Program Award
In addition to his compensation under AB’s executive compensation program, Holdings granted to Mr. Bernstein, in connection with his membership on the EQH Management Committee, a total equity award of $1,000,000 under the 2025 Equity Program, which was comprised of the following:
•An EQH RSU award with a grant date fair value of $400,007; and
•An EQH Non-GAAP EPS Performance Share award with a grant date fair value of $300,032, which can be earned subject to EQH’s growth in Non-GAAP Operating Earnings Non-GAAP EPS; and
•An EQH TSR Performance Share award with a grant date fair value of $300,032, which can be earned subject to EQH’s TSR relative to its peer group.
COMPENSATION-RELATED POLICIES
Clawback and Forfeiture Policy
We amended our Clawback and Forfeiture Policy effective October 2, 2023, to comply with the requirements under the final SEC clawback rules (issued on October 26, 2022) and the New York Stock Exchange listing standards. Our Clawback and Forfeiture Policy, as revised, provides that:
•If we are required to prepare an accounting restatement of our financial results due to material noncompliance with any financial reporting requirements under the securities laws, without regard to whether any misconduct occurred or an executive officer’s responsibility for the erroneous financial statements, we will claw back any incentive compensation paid to any executive officer (current or former) during the three years before the accounting restatement that is in excess of what would have been paid based on the restated financial information;
•If we are required to prepare an accounting restatement of our financial results due to material noncompliance with any financial reporting requirement under the securities laws caused by the fraud, misconduct or gross negligence of a current or former executive officer, we will use reasonable efforts to recover any incentive compensation paid to the executive officer that would not have been paid if the financial results had been properly reported; and

•If a current or former executive officer commits fraudulent or other wrongful conduct that causes us business, financial or reputational harm, we may seek recovery of performance-based compensation with respect to the period of misconduct.
For this purpose, an “executive officer” includes any officer of Holdings for purposes of Section 16 of the Exchange Act. Currently, this includes certain members of the Management Committee and the Chief Accounting Officer.
Stock Ownership Guidelines and Retention Requirements
The following stock ownership guidelines apply to members of the Management Committee, including the NEOs:

Executive	Requirement
Chief Executive Officer	6 x base salary
Other Management Committee Members	3 x base salary
For purposes of determining whether the guidelines are met, the following are taken into account:
•Holdings common stock;
•Unvested restricted Holdings stock units; and
•For MC members employed by AB, AB Holding Units and unvested restricted AB Holding Units.
The executives are required to retain 75% of any such equity (after the payment of withholding taxes) received as compensation unless the applicable requirement is met.
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
Rule 10b5-1 Trading Plan Policy
Holdings’ insider trading policy provides that our insiders may trade in Company securities during periods in which they would otherwise be restricted from doing so under the policy due to the possession of material non-public information or otherwise if they enter into a pre-established written trading plan in accordance with Rule 10b5-1 enacted by the SEC, as may be amended from time to time.
Policies Related to the Grant of Certain Equity Awards
Holdings does not currently grant new awards of stock options, stock appreciation rights, or similar option-like equity awards. Accordingly, Holdings has no specific policy or practice on the timing of grants of such awards in relation to the disclosure of material non-public information by Holdings, which would require disclosure under Item 402(x) of Regulation S-K. In the event Holdings determines to grant new awards of stock options or similar equity awards in the future, the Compensation and Talent Committee will evaluate the appropriate steps to take in relation to the foregoing. Holdings has not timed the release of material non-public information for purposes of affecting the value of executive compensation.
ACCOUNTING AND TAX CONSIDERATIONS
Internal Revenue Code Section 162(m) (“Section 162(m)”) limits tax deductions relating to executive compensation of certain executives of publicly held companies. Holdings is deemed to constitute a publicly held company for purposes of Section 162(m). Accordingly, the Compensation and Talent Committee may consider the deductibility of executive compensation under Section 162(m) when making compensation decisions. However, the Compensation and Talent

Committee will authorize compensation payments that are not deductible for federal income tax purposes when the committee believes that such payments are appropriate to attract, retain and incent executive talent.
Internal Revenue Code Section 409A (“Section 409A”) imposes stringent requirements that covered non-qualified deferred compensation arrangements must meet to avoid the imposition of additional taxes, including a 20% additional income tax, on the amounts deferred under the arrangements. The Company’s non-qualified deferred compensation arrangements that are subject to Section 409A are designed to comply with the requirements of Section 409A to avoid additional income taxes.
Accounting and other tax impacts not discussed above are also considered in the design of short-term incentive compensation and equity-based award programs.
CONSIDERATION OF MOST RECENT ‘SAY-ON-PAY’ VOTE
Holdings held its sixth “Say-on-Pay” vote in 2024. Our stockholders indicated their strong satisfaction with our executive compensation program through their overwhelming approval of the 2024 Say-on-Pay vote (96.1% of votes in favor) and during our regular investor outreach meetings. The Compensation and Talent Committee considered this feedback in reviewing our 2025 executive compensation program and, based on the high level of support for our existing program, did not make many substantial changes for 2025. For a summary of the compensation changes made for 2025, see the “2025 Executive Compensation Highlights” section herein.
Compensation and Talent Committee Report
The Compensation and Talent Committee reviewed the preceding Compensation Discussion and Analysis and discussed it with management. Based on the Compensation and Talent Committee’s review and discussion with management, the Compensation and Talent Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.
Compensation and Talent Committee
•Bertram L. Scott (Chair, through February 11, 2026)
•Francis A. Hondal Arlene Isaacs-Lowe
•George Stansfield (Chair, effective February 12, 2026)
Compensation and Talent Committee Interlocks and Insider Participation
The following directors served as Compensation and Talent Committee members during 2025: Mr. Scott, Ms. Hondal, Ms. Isaacs-Lowe, and Mr. Stansfield. During 2025 and through to the date of the filing of this Form 10-K/A, none of our executive officers served as: (a) a member of the Compensation and Talent Committee of any entity for which a member of our Board served as an executive officer or (b) a director of another entity, an executive officer of which serves as member of the Board.
Consideration of Risk Matters in Determining Compensation
Holdings has considered whether its compensation practices are reasonably likely to have a material adverse effect on Holdings and determined that they are not.
Holdings engaged a compensation consultant to conduct a risk assessment of our short-term incentive, long-term incentive and sales incentive plans for the employees in our retirement and protection businesses (the “Risk Assessment”) in 2024. The Risk Assessment confirmed that the programs have a number of features that contribute to prudent decision-making and avoid an incentive to take excessive risk. The Risk Assessment also noted good governance practices, well-defined oversight processes and well-honed day-to-day processes, roles and responsibilities with cross-functional representation.
Holdings also considered that AB generally denominates its equity-based awards in AB Holding Units and defers their delivery so the ultimate value that the employee derives from an award depends on the long-term performance of the firm. These features sensitize employees to risk outcomes and discourage them from taking excessive risks, whether relating to investments, operations, regulatory compliance and/or cybersecurity, which could lead to a decrease in the value of the AB Holding Units and/or an adverse effect on AB’s long-term prospects. Also, all outstanding AB equity based awards generally include a provision permitting AB to “claw-back” the unvested portion of the award if the AB Compensation and Workplace Practices Committee determines that (i) the employee failed to adhere to existing risk management policies and (ii) as a result of the employee’s failure, there has been or reasonably could be expected to be a material adverse impact on AB or the employee’s business unit.
Compensation Tables
2025 SUMMARY COMPENSATION TABLE
The following table presents the total compensation of the Named Executive Officers for services performed in the years ended December 31, 2025, December 31, 2024, and December 31, 2023.
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

Name and Principal Position	Year Fiscal	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Non-Equity Incentive Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($) (6)	Total
Pearson, Mark	2025	1,249,862	—	12,600,049	3,431,320	602,959	116,923	18,001,113
Chief Executive Officer and	2024	1,249,862	—	11,600,060	4,470,160	—	107,960	17,428,042
President, Equitable Holdings	2023	1,249,820	—	10,600,037	3,494,280	368,485	120,480	15,833,102
Raju, Robin	2025	847,718	—	3,000,103	1,700,400	19,119	17,500	5,584,840
Chief Financial Officer,	2024	847,718	—	2,650,047	2,215,200	—	31,050	5,744,015
Equitable Holdings	2023	847,718	—	2,550,036	1,465,200	6,201	29,700	4,898,854
Hurd, Jeffrey	2025	898,808	—	2,500,121	1,880,250	631,093	17,500	5,927,772
Chief Operating Officer,	2024	898,808	—	2,500,045	2,556,000	—	31,050	5,985,903
Equitable Holdings	2023	898,765	—	2,350,068	1,831,500	608,463	29,700	5,718,497
Lane, Nick	2025	897,583	—	3,000,103	1,678,600	420,863	25,561	6,022,710
President, Equitable	2024	897,583	—	2,700,060	2,186,800	—	57,867	5,842,310
	2023	897,583	—	2,600,037	1,595,625	278,632	50,657	5,422,534
Bernstein, Seth	2025	500,000	6,925,000	7,575,070	—	—	133,130	15,133,200
President and CEO,	2024	500,000	5,425,000	6,075,046	—	—	127,148	12,127,194
AllianceBernstein Corporation	2023	500,000	4,515,000	4,995,054	—	—	114,201	10,124,255
____________
(1)For the EQH Program Participants, the amounts in this column reflect actual salary paid in each year. Mr. Bernstein’s annual base salary is $500,000.
(2)No bonuses were paid to the EQH Program Participants in 2025, 2024 or 2023. For Mr. Bernstein, this column includes his annual cash incentive awards paid for performance in each year.
(3)For each Named Executive Officer, the amount reported in this column for 2025 includes the aggregate grant date fair value of EQH RSUs and EQH Performance Shares granted under the 2025 Equity Program, in accordance with FASB ASC Topic 718. For Mr. Bernstein, the amount reported in this column for 2025 also includes the grant date fair value of the 2025 SB Award. The assumptions made in calculating these amounts can be found in note 15 of the notes to Holdings’ consolidated financial statements for the year ended December 31, 2025. The EQH Performance Shares were valued at target, which represents the probable outcome at grant date. A maximum payout for the EQH Performance Shares, valued at the grant date fair value, would result in values of:

Named Executive Officer	Maximum Payout
Pearson, Mark	$15,120,059
Raju, Robin	$3,600,166
Hurd, Jeffrey	$3,000,210

Named Executive Officer	Maximum Payout
Lane, Nick	$3,600,166
Bernstein, Seth	$1,200,128
The EQH RSUs, EQH Performance Shares and 2025 SB Award are described in more detail below in “Supplemental Information for Summary Compensation and Grants of Plan-Based Awards Tables.”
(4)The amounts reported in this column represent the annual cash incentive awards paid for performance in 2025, 2024 and 2023, respectively.
(5)The amounts reported in this column represent the increase in the actuarial present value of accumulated pension benefits for the Named Executive Officer. The Named Executive Officers did not have any above-market earnings on non-qualified deferred compensation in 2025, 2024 or 2023. For more information regarding the pension benefits for each Named Executive Officer, see the “Pension Benefits as of December 31, 2025 Table” below.
(6)The following table provides additional details for the 2025 amounts in the All Other Compensation column:

Name		Auto ($) (a)	Excess Liability Insurance ($) (b)	Financial Advice ($) (c)	Profit Sharing/401k Plan Contributions ($) (d)	Other Perquisites/ Benefits ($) (e) (1)	TOTAL
Pearson, Mark	2025	21,213	28,950	49,260	17,500	—	116,923
Raju, Robin	2025	—	—	—	17,500	—	17,500
Hurd, Jeffrey	2025	—	—	—	17,500	—	17,500
Lane, Nick	2025	—	—	1,930	17,500	6,131	25,561
Bernstein, Seth	2025	107,948	—	—	17,500	7,682	133,130
_____________
(a) Pursuant to their employment agreements, both Mr. Pearson and Mr. Bernstein are entitled to the business and personal use of a dedicated car and driver. Personal use was valued by multiplying the related annual costs (parking, gas, insurance, lease payments, driver compensation, etc.) by a fraction, the numerator of which was the miles used for personal purposes and the denominator of which was the total miles used.
(b) Equitable Financial pays the premiums for excess liability insurance coverage for Mr. Pearson pursuant to his employment agreement. The amount in this column reflects the actual amount of premiums paid.
(c) Equitable Financial paid for financial planning services and expatriate tax services for Mr. Pearson in 2025 pursuant to his employment agreement. Mr. Lane also received assistance with expatriate tax services related to his time as CEO of AXA Japan.
(d) This column includes the amount of company contributions received by each EQH Program Participant under the 401(k) Plan and by Mr. Bernstein under the Profit Sharing Plan.
(e) For Mr. Lane, this column includes $6,131 related to business spousal travel. For Mr. Bernstein this column includes $3,564 in life insurance premiums and $4,118 in phone stipend and cybersecurity services.
2025 GRANTS OF PLAN-BASED AWARDS
The following table provides additional information about plan-based compensation disclosed in the “Summary
Compensation Table.” This table includes both equity and non-equity awards granted during 2025.

Name	Date	Approval Date(1)	Threshhold ($)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2) Target ($)	Maximum ($)	Threshold (#)	Estimated Future Payouts Under Equity Incentive Plan Awards (3) Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Unit(#)	Grant Date Fair Value of Stock and Option Awards ($)
Pearson, Mark			—	3,148,000	6,296,000	—	—	—	—	—
	02/13/25	02/12/25	—	—	—	—	—	—	94,524	5,040,020
	02/13/25	02/12/25	—	—	—	17,723	70,893	141,786	—	3,780,015
	02/13/25	02/12/25	—	—	—	17,723	70,893	141,786	—	3,780,015
Raju, Robin			—	1,300,000	2,600,000	—	—	—	—	—
	02/13/25	02/12/25	—	—	—	—	—	—	22,506	1,200,020
	02/13/25	02/12/25	—	—	—	4,220	16,880	33,760	—	900,042
	02/13/25	02/12/25	—	—	—	4,220	16,880	33,760	—	900,042

Name	Date	Approval Date(1)	Threshhold ($)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2) Target ($)	Maximum ($)	Threshold (#)	Estimated Future Payouts Under Equity Incentive Plan Awards (3) Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Unit(#)	Grant Date Fair Value of Stock and Option Awards ($)
Hurd, Jeffrey			—	1,500,000	3,000,000	—	—	—	—	—
	02/13/25	02/12/25	—	—	—	—	—	—	18,755	1,000,017
	02/13/25	02/12/25	—	—	—	3,517	14,067	28,134	—	750,052
	02/13/25	02/12/25	—	—	—	3,517	14,067	28,134	—	750,052
Lane, Nick			—	1,400,000	2,800,000	—	—	—	—	—
	02/13/25	02/12/25	—	—	—	—	—	—	22,506	1,200,020
	02/13/25	02/12/25	—	—	—	4,220	16,880	33,760	—	900,042
	02/13/25	02/12/25	—	—	—	4,220	16,880	33,760	—	900,042
Bernstein, Seth	12/10/25	12/09/25	—	—	—	—	—	—	159,937	6,575,000
	02/13/25	02/12/25	—	—	—	—	—	—	7,502	400,007
	02/13/25	02/12/25	—	—	—	1,407	5,627	11,254	—	300,032
	02/13/25	02/12/25	—	—	—	1,407	5,627	11,254	—	300,032
_____________
(1)On February 12, 2025, the Compensation and Talent Committee approved the grant of the EQH RSUs and EQH Performance Shares with a grant date of February 13, 2025. On December 9, 2025, the AB Compensation and Workplace Practices Committee approved the grant of the 2025 SB Award with a grant date of December 10, 2025.
(2)For the EQH Program Participants, the target column shows the target award under the 2025 STIC Program assuming the plan was 100% funded. The actual awards paid to the EQH Program Participants are listed in the Non-Equity Incentive Compensation column of the “Summary Compensation Table.”
(3)The second, third and fourth rows for each Named Executive Officer show the EQH RSUs, TSR Performance Shares and Non-GAAP EPS Performance Shares granted on February 13, 2025, respectively. For Mr. Bernstein, the first row shows the 2025 AB Award granted on December 10, 2025.
(4)The amounts in this column represent the aggregate grant date fair value of all equity-based awards granted to the Named Executive Officers in 2025 in accordance with ASC Topic 718. The EQH Performance Shares were valued at target, which represents the probable outcome at grant date.
SUPPLEMENTAL INFORMATION FOR SUMMARY COMPENSATION AND GRANTS OF PLAN-BASED AWARDS TABLES
2025 Annual Equity-Based Awards
EQH RSUs. EQH RSUs were granted on February 13, 2025, with a vesting schedule of three years, with one-third of the grant vesting on each of February 28, 2026, February 28, 2027, and February 28, 2028. EQH RSUs receive dividend equivalents with the same vesting schedule as their related units.
EQH TSR Performance Shares. EQH Performance Shares were granted on February 13, 2025, and will cliff vest after three years on February 28, 2028. EQH Performance Shares will receive dividend equivalents with the same vesting schedule as their related shares and were granted unearned. EQH Performance Shares granted in 2025 may be earned based on Holdings’ Relative TSR. The number of TSR Performance Shares that are earned will be determined at the end of a performance period (January 1, 2025 – December 31, 2027) by multiplying the number of unearned TSR Performance Shares by the “TSR Performance Factor.” The TSR Performance Factor will be determined as follows, subject to a cap of 100% if Holdings’ total stockholder return for the performance period is negative:

If Relative TSR for the TSR Performance Period is.	The TSR Performance Factor will equal
87.5th percentile or greater (maximum)	200%
50th percentile (target)	100%
30th percentile (threshold)	25%
Below 30th percentile	0%
_______________
Note: For results in between the threshold and target maximum amounts, the TSR Performance Factor will be determined by linear interpolation.

The TSR Peer Group for 2025 consisted of the following companies:

2025 TSR Peer Group
Ameriprise Financial, Inc. Brighthouse Financial, Inc. CNO Financial Group, Inc. Corebridge Financial, Inc. Globe Life, Inc. Jackson Financial, Inc Lincoln National Corporation Manulife Financial Corp.	MetLife, Inc. Principal Financial Group, Inc. Prudential Financial, Inc. Reinsurance Group of America Sun Life Financial, Inc. Unum Group Voya Financial, Inc.
EQH Non-GAAP EPS Performance Shares. EQH Non-GAAP EPS Performance Shares were granted on February 13, 2025, and will cliff vest after three years on February 28, 2028. EQH Non-GAAP EPS Performance Shares will receive dividend equivalents with the same vesting schedule as their related shares and were granted unearned. EQH Non-GAAP EPS Performance Shares granted in 2025 may be earned based on Holdings’ growth in Non-GAAP Operating Earnings Per Share. The number of Non-GAAP EPS Performance Shares that are earned will be determined at the end of a performance period (January 1, 2025 – December 31, 2027) by multiplying the number of unearned Non-GAAP EPS Performance Shares by the “Final Non-GAAP EPS Performance Factor.” The Final Non-GAAP EPS Performance Factor will be determined by averaging the “Non-GAAP EPS Performance Factor” for each of the three calendar years in the Non-GAAP EPS Performance Period. Specifically, the Company will be assigned target, maximum and threshold amounts for Non-GAAP EPS for each of 2025, 2026 and 2027 that will determine the Non-GAAP EPS Performance Factor for the applicable year as follows:

If Non-GAAP EPS for the Non-GAAP EPS Performance Period is	The Non-GAAP EPS Performance Factor will equal
Maximum amount (or greater)	200%
Target amount	100%
Threshold amount	25%
Below threshold	0%
Note: For results in between the threshold and target and target and maximum amounts, the Non-GAAP EPS Performance Factor will be determined by linear interpolation.

2025 Equity-based awards to the EQH Program Participants were granted under the Amended and Restated 2019 Equity Plan.
2025 SB Award
The 2025 SB Award is denominated in restricted AB Holding Units and has a three-year pro-rata vesting schedule. The AB Holding Units underlying the 2025 SB Award are restricted and are not permitted to be transferred by Mr. Bernstein. Mr. Bernstein has voluntarily elected to defer receipt of 50% of any vested portion of the 2025 SB Award until January 2030 to be received in ten annual installments and will receive the remaining 50% of the 2025 SB Award as it vests each December. Quarterly cash distributions on vested and unvested restricted AB Holding Units in respect of the 2025 SB Award will be delivered to Mr. Bernstein when cash distributions generally are paid to all Unitholders. If Mr. Bernstein resigns or is terminated without cause prior to the vesting date, he is eligible to continue to vest in the 2025 SB Award, subject to compliance with the restrictive covenants set forth in the applicable award agreement, including restrictions on competition and employee and client solicitation. The 2025 SB Award will immediately vest upon a termination due to death or disability. AB is permitted to claw-back an award if Mr. Bernstein fails to adhere to risk management policies.

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2025
The following table lists outstanding equity grants for each Named Executive Officer as of December 31, 2025. The table includes outstanding equity grants from past years as well as the current year.
OUTSTANDING EQUITY AWARDS AT 2025 YEAR-END
Option Awards Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Pearson, Mark	190,400	—	—	$23.18	02/26/30	499,716	23,811,480	697,104	33,217,006
Raju, Robin	—	—	—	—	—	118,819	5,661,739	162,050	7,721,683
Hurd, Jeffrey	56,149	—	—	$21.34	03/01/28	107,951	5,143,854	145,294	6,923,259
	39,267	—	—	$18.74	02/14/29	—	—	—	—
	114,417	—	—	$23.18	02/26/30	—	—	—	—
Lane, Nick	44,417	—	—	$23.18	02/26/30	120,681	5,750,473	163,807	7,805,404
Bernstein, Seth	—	—	—	—	—	338,844	13,405,419	58,123	2,769,561
______________
(1)For the EQH Program Participants, this column reflects the following:

	2023 EQH Performance Shares – Vesting on 2/28/26	2023 EQH RSUs – Vesting Ratably on 2/28/26	2024 EQH RSUs – Vesting Ratably on 2/28/26 and 2/28/27	2025 EQH RSUs – Vesting Ratably on 2/28/26, 2/28/27 and 2/28/28
Mr. Pearson	261,177	46,396	95,670	96,473
Mr. Raju	62,832	11,161	21,856	22,970
Mr. Hurd	57,904	10,286	20,619	19,142
Mr. Lane	64,064	11,379	22,268	22,970
Mr. Bernstein	20,452	3,633	8,248	7,657
For Mr. Bernstein, this column also reflects:

Amount	Grant
45,430	Restricted AB Holdings Units Granted in 2023 Vesting Ratably on December 1, 2026
93,488	Restricted AB Holdings Units Granted in 2024 Vesting Ratably on December 1, 2026 and December 1, 2027
159,937	Restricted AB Holdings Units Granted in 2025 Vesting Ratably on December 1, 2026, December 1, 2027 and December 1, 2028

(2)This column includes:

	2024 EQH TSR Performance Shares Vesting 2/28/27	2025 EQH Performance Shares Vesting 2/28/28
Mr. Pearson	TSR 192,424 Non-GAAP EPS 215,260	TSR 144,710 Non-GAAP EPS 144,710
Mr. Raju	TSR 43,960 Non-GAAP EPS 49,176	TSR 34,457 Non-GAAP EPS 34,457
Mr. Hurd	TSR 41,472 Non-GAAP EPS 46,392	TSR 28,715 Non-GAAP EPS 28,715
Mr. Lane	TSR 44,789 Non-GAAP EPS 50,104	TSR 34,457 Non-GAAP EPS 34,457
Mr. Bernstein	TSR 16,590 Non-GAAP EPS 18,559	TSR 11,487 Non-GAAP EPS 11,487
2023 Performance Shares are reported based on actual performance; 2024 and 2025 Performance Shares are reported at maximum.
OPTION EXERCISES AND STOCK VESTED IN 2025
The following table summarizes the value received from stock option exercises and stock awards vested during 2025.
OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting ($) (3)
Pearson, Mark	276,000	7,600,274	407,343	22,412,036
Raju, Robin	25,888	836,612	72,166	3,970,564
Hurd, Jeffrey	—	$—	79,617	4,380,549
Lane, Nick	108,206	2,587,089	96,359	5,301,662
Bernstein, Seth	—	$—	168,758	7,498,822
_____________
(1)The number of options exercised for Mr. Lane include 73,206 AXA stock options initially granted on June 27, 2018
(2)For Messrs. Pearson, Raju, Hurd and Lane, this column reflects the vesting of their 2022 EQH performance shares, the first tranche of their 2024 EQH RSUs, the second tranche of their 2023 RSUs, and the third tranche of their 2022 RSUs.
For Mr. Bernstein, this column reflects the vesting of:
•his 2022 EQH performance shares, the first tranche of his 2024 EQH RSUs, the second tranche of his 2023 EQH RSUs and the third tranche of his 2022 EQH RSUs;
•the third tranche of the restricted AB Holding Units granted to him in 2022, the delivery of which Mr. Bernstein elected to defer half until January 31, 2030.
•the second tranche of the restricted AB Holding Units granted to him in 2023, the delivery of which Mr. Bernstein elected to defer half until January 31, 2028.
•the first tranche of the restricted AB Holding Units granted to him in 2024, the delivery of which Mr. Bernstein elected to defer half until January 31, 2031.
Mr. Bernstein will receive quarterly cash distributions payable with respect to the vested but undelivered portion of his AB Holding Units on the same basis as cash distributions are paid to AB Holding Unitholders generally.
(3)The value of the 2022 performance shares, 2022 EQH RSUs, 2023 EQH RSUs, and 2024 RSUs that vested in 2025 were determined using the closing price of a Share on the vesting date. The value of the restricted AB Holding Units that vested in 2025 were determined using the closing price of an AB Holding Unit on the vesting date.

PENSION BENEFITS AS OF DECEMBER 31, 2025
The following table lists the pension program participation and actuarial present value of each Named Executive Officer’s defined benefit pension on December 31, 2025. Note that Mr. Hurd did not participate in the Excess Plan, and Mr. Raju did not participate in the Excess Plan or the Executive Survivor Benefit Plan, since they were not eligible to participate in the applicable plans prior to their freeze. Mr. Bernstein does not have any pension benefits.
PENSION BENEFITS

Name	Plan Name (1)	Number of Years Credited Service (#) (2)	Present Value of Accumulated Benefit ($)	Payments during the last fiscal year ($)
Pearson, Mark	Equitable Retirement Plan	64	108,035	—
	Equitable Excess Retirement Plan	5	905,316	—
	Equitable Executive Survivor Benefit Plan	31	5,240,108	—
Raju, Robin	Equitable Retirement Plan	9	79,835	—
	Equitable Excess Retirement Plan	—	—	—
	Equitable Executive Survivor Benefit Plan	—	—	—
Hurd, Jeffrey	Equitable Retirement Plan	1	14,377	—
	Equitable Excess Retirement Plan	—	—	—
	Equitable Executive Survivor Benefit Plan	7	2,216,872	—
Lane, Nick	Equitable Retirement Plan	9	244,874	—
	Equitable Excess Retirement Plan	8	443,688	—
	Equitable Executive Survivor Benefit Plan	20	1,640,795	—
______________
(1)The December 31, 2025 liabilities for the Retirement Plan, the Excess Plan, and the ESB Plan were calculated using the same participant data, plan provisions and actuarial methods and assumptions used for financial reporting purposes, except that a retirement age of 65 is assumed for all calculations. The assumptions used can be found in note 14 of the notes to Holdings’ consolidated financial statements for the year ended December 31, 2025.
(2)Credited service for purposes of the Excess Plan does not include any service after the freeze of the plans on December 31, 2013. Pursuant to his employment agreement, Mr. Pearson’s credited service for purposes of the ESB Plan includes approximately 16 years of service with Equitable Financial affiliates. However, this additional credited service does not result in any benefit augmentation for Mr. Pearson since he has elected benefits that do not vary based on years of service.
The Retirement Plan
The Retirement Plan is a tax-qualified defined benefit plan for eligible employees that provides a pay credit equal to 4% of eligible compensation up to the qualified plan compensation limit and deemed interest credits under a cash balance formula. For 2025, pay credits accrued on or after January 2025 received a deemed interest crediting rate of 6%.
Participants become vested in their benefits under the Retirement Plan after three years of service. Participants are eligible to retire and begin receiving benefits under the Retirement Plan: (a) at age 65 (the “normal retirement date”) or (b) if they are at least age 55 with at least 5 full years of service (an “early retirement date”).
Participants elect the time and form of payment of their cash balance account after they separate from service. The normal form of payment depends on a participant’s marital status as of the payment commencement date. If the participant is unmarried, the normal form will be a single life annuity. If the participant is married, the normal form will be a 50% joint and survivor annuity. Subject to spousal consent requirements, participants may elect the following optional forms of payment for their cash balance account:
•Single life annuity;
•Optional joint and survivor annuity of any whole percentage between 1% and 100%; and
•Lump sum.

Mr. Pearson and Mr. Hurd are currently eligible for retirement under the plan.
Messrs. Pearson, Raju and Lane have notional cash balance accounts in the Retirement Plan based upon a pay credit formula that was frozen effective December 31, 2013. These notional accounts continue to be credited with deemed interest credits. For pay credits earned on or after April 1, 2012, up to December 31, 2013, the interest rate is determined annually based on the average discount rates for one-year Treasury Constant Maturities. For pay credits earned prior to April 1, 2012, the annual interest rate is the greater of 4% and a rate derived from the average discount rates for one-year Treasury Constant Maturities. For 2025, all pay credits earned prior to December 31, 2013, received an interest crediting rate of 4.75%.
For certain grandfathered participants, the Retirement Plan provides benefits under a traditional defined benefit formula based on final average pay, estimated Social Security benefits and years of service. None of the Named Executive Officers are grandfathered participants.
The Excess Plan
The purpose of the Excess Plan, which was frozen as of December 31, 2013, was to allow eligible employees to earn retirement benefits in excess of those permitted under the Retirement Plan. Specifically, the Retirement Plan is subject to rules under the Internal Revenue Code that cap both the amount of eligible earnings that may be taken into account for determining benefits under the Retirement Plan and the amount of benefits that the Retirement Plan may pay annually. Prior to the freeze of the Retirement Plan, the Excess Plan permitted participants to accrue and be paid benefits that they would have earned and been paid under the Retirement Plan but for these limits. The Excess Plan is an unfunded plan and no assets are actually set aside in participants’ names.
Mr. Pearson and Mr. Lane are entitled to a frozen benefit under the Excess Plan.
The Excess Plan was amended effective September 1, 2008, to comply with the provisions of Internal Revenue Code Section 409A. Pursuant to the amendment, a participant’s Excess Plan benefits vested after 2005 will generally be paid in a lump sum on the first day of the month following the month in which separation from service occurs provided that payment will be delayed six months for “specified employees” (generally, the fifty most highly-compensated officers of Equitable Financial and its affiliates), unless the participant made a special one-time election with respect to the time and form of payment of those benefits by November 14, 2008. Neither Mr. Pearson nor Mr. Lane made a special election. The time and form of payment of Excess Plan benefits that vested prior to 2005 are the same as the time and form of payment of the participant’s Retirement Plan benefits.
The ESB Plan
The ESB Plan offers financial protection to a participant’s family in the case their death. Eligible employees may choose up to four levels of coverage and the form of benefit to be paid at each level. Each level provides a benefit equal to one time the participant’s eligible compensation (generally, base salary plus the higher of: (a) most recent short-term incentive compensation award and (b) the average of the three highest short-term incentive compensation awards), subject to an overall $25 million cap. Each level offers different coverage choices. Generally, the participant can choose between a life insurance death benefit and a deferred compensation benefit payable upon death at each level. Participants are not required to contribute to the cost of Level 1 or Level 2 coverage but are required to contribute annually to the cost of any options elected under Levels 3 and 4 until age 65.
Level 1 coverage continues after retirement until the participant attains age 65. Levels 2, 3 and 4 coverage continue after retirement until the participant’s death, provided that, for Levels 3 and 4 coverage, all required participant contributions are made.
The ESB Plan was closed to new participants on January 1, 2019. As a result, Mr. Raju is not eligible to participate in the ESB Plan.
Level 1
A participant can choose between the following two options at Level 1:
Lump Sum Option. Under the Lump Sum Option, a life insurance policy is purchased on the participant’s life. At the death of the participant, the participant’s beneficiary receives a tax-free lump sum death benefit from the policy. The participant is taxed annually on the value of the life insurance coverage provided.

Survivor Income Option. Upon the participant’s death, the Survivor Income Option provides the participant’s beneficiary with 15 annual payments approximating the value of the Lump Sum Option or a payment equal to the amount of the lump sum. The payments will be taxable but the participant is not subject to annual taxation.
Level 2
At Level 2, a participant can choose among the Lump Sum Option and Survivor Income Option, described above, and the following option:
Surviving Spouse Benefit Option. The Surviving Spouse Benefit Option provides the participant’s spouse with monthly income equal to about 25% of the participant’s monthly compensation (with an offset for social security). The payments are taxable but there is no annual taxation to the participant. The duration of the monthly income depends on the participant’s years of service (with a minimum duration of 5 years).
Levels 3 and 4
At Levels 3 and 4, a participant can choose among the Lump Sum Option and Survivor Income Option, described above and the following option:
Surviving Spouse Income Addition Option. The Surviving Spouse Income Addition Option provides monthly income to the participant’s spouse for life equal to 10% of the participant’s monthly compensation. The payments are taxable but there is no annual taxation to the participant.
NON-QUALIFIED DEFERRED COMPENSATION TABLE AS OF DECEMBER 31, 2025
The following table provides information on deferrals made by the EQH Program Participants under the Post-2004 Plan in 2025, as well as their aggregate balances in the Post-2004 Plan. It also reflects Mr. Bernstein’s deferral of certain equity awards and employer contributions received by Mr. Lane under the Lane Letter Agreement.

Name	Plan Name	Executive Contributions in Last FY ($) (1) (2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Pearson, Mark	The Post-2004 Variable Deferred Compensation Plan	—	458,800	—	3,245,630
Raju, Robin	The Post-2004 Variable Deferred Compensation Plan	175,298	207,527	—	1,468,348
Hurd, Jeffrey	The Post-2004 Variable Deferred Compensation Plan	127,800	221,085	—	3,656,060
Lane, Nick	The Post-2004 Variable Deferred Compensation Plan	—	292,813	—	2,112,555
	Lane Letter Agreement	—	19,706	—	139,407
Bernstein, Seth	2020 Equity Awards	—	166,064	414,562	4,597,221
	2021 Equity Awards	—	71,287	177,962	1,973,479
	2022 Equity Awards	813,346	(3,337)	136,245	2,266,298
	2023 Equity Awards	941,077	(35,435)	78,821	1,748,137
	2024 Equity Awards	968,033	(68,947)	—	899,355
______________
(1)Amounts reported in this column that are reported in the ‘‘Summary Compensation Table” (for 2025) are: Mr. Raju – $42,386 base salary and $132,912 bonus; and Mr. Hurd – $127,800 bonus.
(2)For Mr. Bernstein, the executive contributions column reflects the value of:
•for the 2022 Equity Award, 19,632 restricted AB Holding Units that vested on December 1, 2025, of which will be delivered in five (5) annual installments beginning January 31, 2030;
•for the 2023 Equity Award, 22,715 restricted AB Holding Units that vested on December 1, 2025, of which will be delivered in ten (10) annual installments beginning January 31, 2028; and

•for the 2024 Equity Award, 23,372 restricted AB Holding Units that vested on December 1, 2025, of which will be delivered in a single installment on January 31, 2031.
The Post-2004 Plan
The Post-2004 Plan allows eligible employees to defer the receipt of up to 50% of their base salary and short-term incentive compensation. Deferrals are credited to a bookkeeping account in the participant’s name on the first day of the month following the month in which the compensation otherwise would have been paid to him or her. The account is used solely for record keeping purposes and no assets are actually placed into any account in the participant’s name.
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
When participants establish an account, they must elect the form and timing of payments for that account. They may receive payments of their account balance in a lump sum or in any combination of lump sum and/or annual installments paid over consecutive years. They may elect to commence payments from an account in July or December of any year after the year following the deferral election provided that payments must commence by the first July or December following age 75.
The Lane Letter Agreement
The Lane Letter Agreement provided that, for each calendar year during which Mr. Lane was employed by Equitable Financial and on international assignment to AXA Life Japan for any portion of the year, he would be entitled to an employer contribution to a deferred compensation account for that year. For 2016, this contribution was equal to 10% of his salary prior to departure, pro-rated based on the period of service under the assignment during 2016. For each year after 2016, his contribution was equal to the value of any additional employer contributions that he would have received in that year under the AXA Equitable 401(k) Plan and its related excess plan if eligible compensation for purposes of those plans equaled his worldwide income.
Contributions were credited to the deferred compensation account for a year in February of the following calendar year and Mr. Lane was immediately vested in all contributions. Each account is used solely for record keeping purposes and no assets are actually placed into any account in Mr. Lane’s name. Account balances are credited with gains and losses as if invested in the available earnings crediting options chosen by Mr. Lane. The Lane Letter Agreement currently offers a variety of earnings crediting options.
Payment of Mr. Lane’s account balances are made in July of the fourth year after the year for which the contributions were made. Mr. Lane has a limited ability to change the time and form of payment of the account balances.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
EQH Program Participants
The table below and the accompanying text present the hypothetical payments and benefits that would have been payable if the EQH Program Participants terminated employment, or a change in control (“CIC”) of Holdings occurred on December 31, 2025 (the “Trigger Date”). The payments and benefits described below are hypothetical only, as no such payments or benefits have been paid or made available. Hypothetical payments or benefits that would be due under arrangements that are generally available on the same terms to all salaried employees are not described or included in the table below.
The following definitions are used for purposes of the table below:
•“2023 EQH Equity Awards” means the equity awards granted to the EQH Program Participants on February 15, 2023;
•“2024 EQH Equity Awards” means the equity awards granted to the EQH Program Participants on February 14, 2024;

•“2025 EQH Equity Awards” means the equity awards granted to the EQH Program Participants on February 13, 2025;
•“EQH Equity Awards” means the 2023 EQH Equity Awards, the 2024 EQH Equity Awards and the 2025 EQH Equity Awards; and
•“Cause” is defined as follows:

For purposes of:	Cause generally means:
Mr. Pearson’s employment agreement
• willful failure to substantially perform his duties after reasonable notice of his failure to do so;
•willful misconduct that is materially injurious to the Company;
•conviction of, or plea of nolo contendere to, a felony; or
•willful breach of any written covenant or agreement with the Company to not disclose information pertaining to the Company or to not compete or interfere with the Company.

The Supplemental Severance Plan
•violation of law during the course of employment;
•material breach of any Company policy related to workplace conduct;
•conduct resulting in damage to Company assets;
•conduct that is materially injurious to the Company, monetarily or otherwise;
•disclosure of confidential and/or proprietary information in violation of Company policies or standards; or
•breach of duty of loyalty to the Company.

EQH Equity Awards
•commission of a crime involving fraud, theft, false statements or other similar acts or commission of a felony;
•willful or grossly negligent failure to perform material employment-related duties;
•material violation of any Company policy;
•engaging in any act or making any public statement that materially impairs, impugns, denigrates, disparages or negatively reflects upon the name, reputation or business interests of the Company; or
•material breach of any employment agreement, or noncompetition, nondisclosure or non-solicitation agreement with the Company.

•“CIC” of Holdings generally includes the following events:
•any person becomes the beneficial owner of 30% or more of Holdings’ common stock;
•the individuals who constituted the Board at March 25, 2019, cease for any reason to constitute at least a majority of the Board provided, however, that any individual becoming a director subsequent to this date whose appointment was approved by a vote of at least a majority of the directors then comprising the Board shall be considered as though said individual was a member of the March 25, 2019 Board; and
•the consummation of a business combination (e.g., a merger, reorganization or similar transaction involving the Company) unless, following the business combination, substantially all of the persons that were the beneficial owners of Holdings immediately prior to the business combination beneficially own 50% or more of the resulting entity from the business combination in substantially the same proportions as their ownership of Holdings immediately prior to the business combination;
•“Good Reason” is defined as follows:

For purposes of:	Good Reason generally means:
Mr. Pearson’s employment agreement
•an assignment of duties materially inconsistent with Mr. Pearson’s duties or authority or a material limitation of Mr. Pearson’s powers;
•the removal of Mr. Pearson from his positions;
•Mr. Pearson being required to be based at an office more than 75 miles from New York City;
•a diminution of Mr. Pearson’s titles;
•a material failure by the Company to comply with the agreement’s compensation provisions; and
•a failure of the Company to secure a written assumption of the agreement by any successor company.

The Supplemental Severance Plan
•material diminution of duties, authority or responsibilities;
•material reduction in base compensation (other than in connection with, and substantially proportionate to, reductions by the Company of the compensation of other similarly situated senior executives); and
•material change in the geographic location of an executive’s position.

Please note the following when reviewing the tables:
•hypothetical payments and benefits related to equity-based awards are calculated using, as applicable the closing price of a Share on December 31, 2025;
•it is assumed that any involuntary termination is not for “cause;” and
•in all cases included in the table, the EQH Program Participants would have been entitled to the benefits described in the pension and non-qualified deferred compensation tables above with the exception of benefits under the ESB Plan unless otherwise indicated below.

Name	Temporary Income Payments ($)	Lump Sum Payments ($)	EQH Equity Awards ($)

Mr. Pearson
Retirement	—	3,148,000	30,174,553
Good Reason Termination	11,444,320	3,148,000	30,174,553
Involuntary Termination	11,444,320	3,148,000	30,174,553
CIC w/o Termination	—	—	31,733,258
Death	—	—	36,321,640
Disability	—	—	41,666,896

Mr. Raju
Involuntary Termination - no CIC(1)	4,594,377	1,340,000	5,655,506
CIC w/o Termination	—	—	7,481,536
Death	—	—	8,536,547
Disability	—	—	9,807,337

Mr. Hurd
Retirement	—	1,500,000	6,593,849
Involuntary Termination - no CIC(2)	5,180,375	1,540,000	6,593,849
CIC w/o Termination	—	—	6,814,133
Death	—	—	7,696,821
Disability	—	—	8,874,178

Mr. Lane
Involuntary Termination - no CIC(3)	4,626,575	1,440,000	5,764,655
CIC w/o Termination	—	—	7,595,896
Death	—	—	8,647,833
Disability	—	—	9,943,336
______________
(1) If the involuntary termination was within twelve months after a CIC, or Mr. Raju resigned for “good reason” within twelve months after a CIC, the temporary income payments would have been $6,125,835. See “Involuntary Termination – no CIC” below for more information.
(2)If the involuntary termination was within twelve months after a CIC, or Mr. Hurd resigned for “good reason” within twelve months after a CIC, the temporary income payments would have been $6,907,167. See “Involuntary Termination – no CIC” below for more information.
(3)If the involuntary termination was within twelve months after a CIC, or Mr. Lane resigned for “good reason” within twelve months after a CIC, the temporary income payments would have been $6,168,767. See “Involuntary Termination – no CIC” below for more information.
Retirement
Messrs. Pearson and Hurd are the only EQH Program Participants eligible to retire on the Trigger Date. For this purpose, “retirement” means termination of service on or after the normal retirement date or any early retirement date under the Retirement Plan. If Messrs. Pearson or Hurd had retired on the Trigger Date, they would have received the items described in the following table.

Item	Description
Lump Sum Payments	Messrs. Pearson and Hurd would each have received a 2025 STIC Program award equal to the lower of their respective 2024 STIC Program award and 2025 STIC Target.
EQH Equity Awards
The unvested portions of their 2025 EQH Equity Award would have been forfeited.

Their 2023 and 2024 EQH Equity Awards would continue to vest pursuant to their terms, including satisfaction of any applicable performance criteria. Any vested options held at the time of termination would remain exercisable until the earlier of five years from the date of termination and their expiration.

Other	Messrs. Pearson and Hurd would each have been entitled to access to retiree medical coverage without any company subsidy as well as continued participation in the ESB Plan (the “Medical/ESB Benefits”).
Good Reason Termination
Mr. Pearson is the only EQH Program Participant who is entitled to temporary income payments and lump sum payments (collectively, “Severance Benefits”) in connection with a termination for good reason unrelated to a CIC. If Mr. Pearson had voluntarily terminated on the Trigger Date for “good reason,” he would have received the items described in the following table.

Item	Description
Severance Benefits
Mr. Pearson waived his right to receive any benefits under the Severance Plan or the Supplemental Severance Plan. Under his employment agreement, he would have received:
•temporary income payments equal to the sum of two years of salary and two times the greatest of: (a) his most recent STIC Program award, (b) the average of his last three STIC Program awards and (c) his STIC Target; and
•a lump sum payment equal to his STIC Target.
The temporary income payments would have been paid over a two-year period beginning on the first payroll date of the Company following the 60th day after the date of termination of employment (the “Severance Period”), provided that they would cease if Mr. Pearson provided services for a competitor.
The Severance Benefits are contingent upon Mr. Pearson executing a release of all claims against the company.

EQH Equity Awards	His equity awards would have been treated as described above under “Retirement.”
Other	He would have received the Medical/ESB Benefits.
Involuntary Termination
If Mr. Pearson’s employment had been involuntarily terminated by the Company on the Trigger Date, he would have received the items described in the following table.

Item	Description
Severance Benefits	He would have been entitled to the same Severance Benefits under his employment agreement as those due upon a termination for good reason as described above, subject to the same conditions.
EQH Equity Awards
If he signed a release of all claims against the Company:
•his 2023 and 2024 EQH Equity Awards would continue to vest pursuant to their terms, including satisfaction of any applicable performance criteria. Any vested options held at the time of termination would remain exercisable until the earlier of five years from the date of termination and their expiration.
•his 2025 EQH Equity Award would have been forfeited.

Other	He would have received the Medical/ESB Benefits.
Involuntary Termination – No CIC
If they had experienced an involuntary termination of employment on the Trigger Date, the EQH Program Participants other than Mr. Pearson would have received the items described in the following table.

Item	Description
Severance Benefits
 They would have been eligible for Severance Benefits under the Severance Plan, as supplemented by the Supplemental Severance Plan. To receive those benefits, the executives would have been required to sign a separation agreement including a release of all claims against the Company.
The Severance Benefits would have included:
•temporary income payments equal to 78 weeks of base salary (104 weeks in the case of a termination within twelve months after a CIC);
•additional temporary income payments equal to 1.5 times (two times in the case of a termination within twelve months after a CIC) the greatest of:
•the most recent annual STIC Program award paid to the executive;
•the average of the three most recent STIC Program awards paid to the executive; and
•the executive’s STIC Target; and
•a lump sum payment equal to the sum of the executive’s STIC Target and $40,000.
If, instead of an involuntary termination, the executives had resigned for “good reason” within twelve months after a CIC, they would have been entitled to the same benefits as above, subject to the same conditions.

EQH Equity Awards
Provided they executed a release of claims:
•The executives would have retained a pro rata portion of their unvested 2023 and 2024 EQH Performance Shares and RSUs, each of which would remain outstanding and vest subject to the attainment of the applicable performance or service criteria.
•Any vested EQH stock options held at the time of termination would remain exercisable until the earlier of 30 days from the date of termination and their expiration.
They would have forfeited their 2025 EQH Equity Awards.

Change in Control w/o Termination
If there had been a CIC on the Trigger Date without any termination of employment, the EQH Program Participants would have received the items described in the following table.

Item	Description
EQH Equity Awards
Generally, in the event of a CIC, EQH Equity Awards without performance criteria that are not assumed or replaced with substitute awards having the same or better terms or conditions would fully vest and be cancelled for the same per share payment made to the stockholders in the CIC (less, in the case of stock options, the applicable exercise price).
EQH Equity Awards with performance criteria would be pro-rated at the time of the CIC based on either target or actual levels of performance, and then modified into time-vesting awards. The modified awards would then either be replaced, assumed or cashed out, as described above.
For purposes of the payments and benefits table above, we have assumed that the EQH Equity Awards are not assumed or replaced.

Death
If an EQH Program Participant had terminated employment due to death on the Trigger Date:

Item	Description
EQH Equity Awards
All EQH Equity Awards would have immediately vested. EQH stock options would have been exercisable until the earlier of one year from the date of death and their expiration. All other awards would have been immediately paid out, assuming target performance for EQH Performance Shares.

Disability
If an EQH Program Participant had terminated employment due to disability on the Trigger Date:

Item	Description
EQH Equity Awards
He would have been treated as if he continued in the employ of the Company with respect to his EQH Equity Awards. The estimated values of payouts related to awards with performance criteria at the Trigger Date assume target performance.
All EQH stock options would have been exercisable until the earlier of their expiration date and the five-year anniversary of the termination date.

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
The Supplemental Severance Plan
To receive benefits under the Supplemental Severance Plan, executives are required to sign a separation agreement including a release of all claims against the Company. The agreement also must include provisions regarding non-competition and non-solicitation of customers and employees for twelve months following termination of employment.

EQH Equity Awards
The award agreements for the EQH Equity Awards include provisions regarding non-competition and non-solicitation of customers and employees for twelve months following termination of employment. In the event that an EQH Program Participant who retains all or a portion of his equity-based award following termination of employment violates the non-competition and non-solicitation contained in his award agreement, any remaining portion of his award at the time of violation will be immediately forfeited. Also, any portion of his award that vested after termination, and any shares or cash issued upon exercise or settlement of that vested portion, will be immediately forfeited or paid to the Company together with all gains earned or accrued.
MR. BERNSTEIN
The table below and the accompanying text present the hypothetical payments and benefits that would have been payable if Mr. Bernstein terminated employment, or a CIC of AB (or, in the case of Mr. Bernstein’s EQH Equity Awards, a CIC of Holdings as defined above) occurred on December 31, 2025 (the “Trigger Date”). The payments and benefits described below are hypothetical only, as no such payments or benefits have been paid or made available. Hypothetical payments or benefits that would be due under arrangements that are generally available on the same terms to all salaried employees are not described or included in the table below.
For purposes of these tables, hypothetical payments and benefits related to Mr. Bernstein’s equity awards are calculated using the closing price of a Share on December 31, 2025, or the closing price of an AB Holding Unit on December 31, 2025, as applicable.
EQH Equity Awards

Retirement	$2,057,083
Death	$2,969,234
Disability	$2,969,234
Involuntary Termination or termination by Mr. Bernstein for good reason – no CIC	$2,057,083
CIC of Holdings without Termination	$2,580,782
Death
If Mr. Bernstein had terminated employment due to death on the Trigger Date, he would have immediately vested in the unvested portion of his EQH Equity Awards.
Disability
If Mr. Bernstein had terminated employment due to disability on the Trigger Date, he would have been treated as if he continued in the employ of the Company for purposes of his EQH Equity Awards.
Involuntary Termination – no CIC
If Mr. Bernstein’s employment had been involuntarily terminated by the Company on the Trigger Date without cause as defined above for EQH Equity Awards:
•he would have forfeited his 2025 Equity Program award; and
•he would have automatically vested in full in his 2024 and 2023 EQH Performance Shares and RSUs.
CIC
In the event of a CIC on the Trigger Date, the portions of his EQH Equity Awards without performance criteria that are not assumed or replaced with substitute awards having the same or better terms or conditions would fully vest and be cancelled for the same per share payment made to the stockholders in the CIC (less, in the case of stock options, the applicable exercise price).

The portions of Mr. Bernstein’s EQH Equity Awards with performance criteria would be pro-rated at the time of the CIC based on either target or actual levels of performance, and then modified into time-vesting awards. The modified awards would then either be replaced, assumed or cashed out, as described above.
For purposes of the table above, we have assumed that Mr. Bernstein’s awards are not assumed or replaced.
AB Holding Unit Awards

Reason for Employment Termination	Cash Payments ($)	AB Holding Unit Awards ($)	Other Benefits ($) (7)
CIC of AB	—	11,499,924	—
Termination by Mr. Bernstein for good reason (1)	3,500,000	11,499,924	22,359
Termination of Mr. Bernstein’s employment by AB without cause or due to Death or Disability (2)	5,250,000	11,499,924	22,359
Termination by Mr. Bernstein for good reason or by AB without cause and within 12 months of CIC of AB (3)	7,000,000	11,499,924	22,359
Termination by Mr. Bernstein without good reason (complies with applicable agreements and restrictive covenants) under the AB Incentive Compensation Award Program (“ICAP")	—	11,499,924	—
Death or Disability (4) (5) (6)	—	11,499,924	22,359
______________
(1)Under his employment agreement, if Mr. Bernstein resigns for “good reason” (as defined below) and he signs and does not revoke a waiver and release of claims, he will receive the following:
•a cash payment equal to the sum of (a) his current base salary and (b) his bonus opportunity amount;
•a pro rata bonus based on actual performance for the fiscal year in which the termination occurs;
•monthly payments equal to the cost of COBRA coverage for the COBRA coverage period; and
•following the COBRA coverage period, access to participation in AB’s medical plans as in effect from time to time at Mr. Bernstein’s (or his spouse’s) sole expense.
(2)If Mr. Bernstein’s employment is terminated without “cause”, he will receive the amounts described in (1) above, except that the cash payment will equal 1.5 times the sum of (a) his current base salary and (b) his bonus opportunity amount.
(3)If, during the 12 months following a CIC of AB, Mr. Bernstein is terminated without “cause” or resigns for “good reason”, he will receive the amounts described in (2) above, except that the cash payment will equal two times the sum of (a) his current base salary and (b) his bonus opportunity amount.
(4)Under the Bernstein Employment Agreement, “disability” is defined as a good faith determination by AB that Mr. Bernstein is physically or mentally incapacitated and has been unable for a period of 180 days in the aggregate during any 12-month period to perform substantially all of the duties for which he is responsible immediately before the commencement of the incapacity.
(5)Under the Bernstein Employment Agreement, upon termination of Mr. Bernstein’s employment due to death or disability, and after the COBRA period, AB will provide Mr. Bernstein and his spouse with access to participation in AB’s medical plans at Mr. Bernstein’s (or his spouse’s) sole expense based on a reasonably determined fair market value premium rate.
(6)Under the applicable ICAP award agreements, “disability” is defined as the inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to last for a continuous period of not less than 12 months, as determined by the carrier of the long-term disability insurance program maintained by AB or its affiliate that covers Mr. Bernstein.
(7)Reflects the value of group medical coverage to which Mr. Bernstein would be entitled.
Bernstein Employment Agreement Definitions
Change in Control
A CIC of AB includes, among other events, the Company ceasing to control the election of a majority of the AB Board.
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
Golden Parachute Payments
In the event any payments to Mr. Bernstein constitute “golden parachute payments” within the meaning of Section 280G of the Internal Revenue Code and would be subject to an excise tax imposed by Section 4999 of the Internal Revenue Code, payments shall be reduced to the maximum amount that does not result in the imposition of such excise tax, but only if such reduction results in Mr. Bernstein receiving a higher net-after tax amount than he would receive absent the reduction.
Restrictive Covenants
Mr. Bernstein is subject to a confidentiality provision, in addition to covenants with respect to non-competition during his employment and six months thereafter and non-solicitation of customers and employees for 12 months following his termination of employment.
Chief Executive Officer Pay Ratio Information
In 2025, the compensation of Mr. Pearson was approximately 154 times the median pay of all employees, resulting in a Chief Executive Officer pay ratio of 154:1.
Holdings identified a median employee in 2026 by examining 2025 total compensation for all individuals who were employed by Holdings and its subsidiaries as of December 31, 2025, using methods consistent with SEC rules for that purpose. All employees were included in this process, whether employed on a full-time or part-time basis. Total compensation included base salary (plus overtime, as applicable), commissions (as applicable), cash bonuses and the grant date fair value of equity-based awards.
The median employee’s compensation for 2025 ($117,020) was compared to Mr. Pearson’s compensation for 2025 ($18,001,113) using the same methodology used for the Summary Compensation Table below.
As illustrated in the table below, our 2025 CEO Pay Ratio is 154:1:

	Mark Pearson	Median Employee
Base salary ($)	1,249,862	98,624
Cash bonus ($)	3,431,320	10,000
Stock awards ($)	12,600,049	—
Change in pension value ($)	602,959	3,467
All other compensation ($)	116,923	4,929
Total ($)	18,001,113	117,020
2025 CEO Pay Ratio		154:1
Pay versus Performance
Holdings is providing the following disclosure in accordance with the SEC’s pay versus performance disclosure rules (the “PVP Rules”). However, we generally do not make compensation decisions based on “compensation actually paid” within the meaning of the PVP Rules, nor do we use the performance metrics that are required to be disclosed under the PVP Rules in our incentive compensation programs. In particular, we use Non-GAAP Operating Earnings, rather than net income, to determine compensation, because the nature of the products we offer result in net income volatility (as further described in the Original Report), and because we view the Non-GAAP Operating Earnings measure as more aligned with the underlying profitability drivers of our business than net income. Please refer to page 29 for a discussion of our incentive compensation programs, the performance objectives we utilize, and how we align pay and performance.

					Value of Initial Fixed $100 Investment Based on:
	Summary Compensation	Compensation	Average Summary Compensation Table Total	Average Compensation Actually Paid		Peer Group TSR (S&P)		Company Selected Measure: Non-GAAP	Supplemental Measure:
Fiscal Year (a)	Table Total for PEO (b	Actually Paid to PEO (C)	for Non-PEO NEOs (d	to Non-PEO NEOs (e)	Company TSR (f)	400 Financials) (g)	Net Income (h)10	Operating Earnings (i)	Relative 3-Year TSR Rank (h)
2025	$18,001,113	$19,346,522	$8,167,131	$9,673,241	$223	$184	$(1,380)	$1,741	68.40%
2024	$17,428,043	$40,163,722	$7,424,855	$12,374,559	$213	$183	$1,307	$2,007	67.10%
2023	$15,833,102	$19,204,586	$6,541,035	$6,958,269	$149	$136	$1,302	$1,694	36.10%
2022	$15,321,649	$7,211,420	$6,145,312	$4,215,506	$125	$126	$2,153	$1,726	59.70%
2021	$14,185,032	$28,457,088	$5,929,763	$10,114,513	$140	$131	$1,755	$2,555	91.30%
________________
(1)For purposes of this disclosure, “PEO” refers to Principal (or Chief) Executive Officer.
(2)To calculate Compensation Actually Paid (CAP) for each year, the “Summary Compensation Table” (SCT) total compensation amount for such year was adjusted by (1) deducting certain amounts from the SCT total, as shown in tables A and B below, (2) adding the equity component of CAP amounts, as shown in tables C and D below, and (3) adding the pension component of CAP amounts (i.e., service costs and prior service costs for the applicable year), which, for the PEO, were $258,956 for 2025, $270,911 for 2024, $274,579 for 2023, $465,238 for 2022, $477,973 for 2021, and $422,757 for 2020, and for non-PEO NEOs, averaged $87,985 for 2025, $79,538 for 2024, $77,191 for 2023, $130,323 for 2022, $133,038 for 2021, and $101,308 for 2020.
(3)Mark Pearson was the PEO in 2021, 2022, 2023, 2024 and 2025. 2022, 2023, 2024 and 2025 non-PEO NEOs include Robin Raju, Jeff Hurd, Nick Lane and Seth Bernstein. 2021 non-PEO NEOs include Anders Malmstrom (departed March 31, 2021), Robin Raju (promoted April 1, 2021), Jeff Hurd, Nick Lane and Seth Bernstein.
PEO SCT Total to CAP Reconciliation - Deductions - Table A

					Deductions from SCT Total
Year	Salary (included in SCT Total and CAP)	Bonus and Non-Bonus Equity Incentive Compensation (included in SC(T Total and CAP)	All Other Compensation (included in SC(T Total and CAP)	SCT Total (as shown in column (b) above)	Pension (deduct change in pension values reported in column (6) of the SCT from SCT Total)	Equity (deduct stock and option award values reported in columns (3) and (4) of the SCT from SCT Total)
2025	$1,249,862	$3,431,320	$116,923	$18,001,113	$602,959	$12,600,049
2024	$1,249,862	$4,470,160	$107,960	$17,428,043	$—	$11,600,060
2023	$1,249,820	$3,494,280	$120,480	$15,833,102	$368,485	$10,600,037
2022	$1,249,820	$2,518,400	$953,417	$15,321,649	$—	$10,600,012
2021	$1,249,820	$4,525,000	$410,201	$14,185,032	$—	$8,000,011
•Net Income and Non-GAAP Operating Earnings have been restated for years ending 2021 and 2022 in accordance with the implementation of the Long Duration Targeted Improvement accounting standard, which was effective January 2023.

Average Non-PEO SCT Total to CAP Reconciliation – Deductions – Table B

					Deductions from SCT Total
Year	Salary (included in SCT Total and CAP)	Bonus and Non-Bonus Equity Incentive Compensation (included in SC(T Total and CAP)	All Other Compensation (included in SC(T Total and CAP)	SCT Total (as shown in column (b) above)	Pension (deduct change in pension values reported in column (6) of the SCT from SCT Total)	Equity (deduct stock and option award values reported in columns (3) and (4) of the SCT from SCT Total)
2025	$768,027	$3,046,063	$48,423	$8,167,131	$267,769	$4,018,849
2024	$786,027	$3,095,750	$61,779	$7,424,855	$—	$3,481,300
2023	$786,017	$2,351,831	$56,065	$6,541,035	$223,324	$3,123,799
2022	$783,140	$2,026,250	$392,127	$6,145,312	$—	$2,943,796
2021	$647,494	$2,300,500	$152,496	$5,929,763	$114,244	$2,715,030
PEO Equity Component of CAP - Table C

	Equity Type	Fair Value of Current Year Equity Awards at 12/31 (a)	Change in Value of Prior Years’ Awards Unvested at 12/31 (b)	Change in Value of Prior Years’ Awards That Vested in FY (c)	Cash Dividends (d)	Equity Value Included in CAP (e) = (a)+(b)+(c)+(d)

2025	PS	$6,878,765	$(587,344)	$2,125,846	$—	$8,417,267
	RSUs	$4,596,937	$203,433	$1,071,824	$—	$5,872,194
	Options	$—	$—	$—	$—	$—
	Total	$11,475,702	$(383,911)	$3,197,670	$—	$14,289,461
2024	PS	$11,432,624	$13,826,821	$78,720	$—	$25,338,165
	RSUs	$6,632,394	$1,974,500	$119,770	$—	$8,726,664
	Options	$—	$—	$—	$—	$—
	Total	$18,065,018	$15,801,321	$198,490	$—	$34,064,829
2023	PS	$6,786,836	$918,141	$571,576	$—	$8,276,553
	RSUs	$4,435,159	$710,515	$306,053	$—	$5,451,727
	Options	$—	$—	$337,147	$—	$337,147
	Total	$11,221,995	$1,628,657	$1,214,775	$—	$14,065,427
2022	PS	$3,775,111	$(5,129,025)	$321,980	$—	$(1,031,934)
	RSUs	$3,610,424	$(362,760)	$34,581	$—	$3,282,335
	Options	$—	$(436,307)	$210,451	$—	$(225,856)
	Total	$7,385,535	$(5,928,092)	$567,013	$—	$2,024,545
2021	PS	$4,986,758	$5,944,129	$800,598	$—	$11,731,484
	RSUs	$3,850,878	$690,935	$1,260,838	$—	$5,802,651
	Options	$—	$2,788,739	$1,471,219	$—	$4,259,958
	Total	$8,837,636	$9,423,803	$3,532,655	$—	$21,794,093

Non-PEO NEOs Equity Component of CAP - Table D

	Equity Type	Fair Value of Current Year Equity Awards at 12/31 (a)	Change in Value of Prior Years’ Awards Unvested at 12/31 (b)	Change in Value of Prior Years’ Awards That Vested in FY (c)	Cash Dividends (d)	Equity Value Included in CAP (e) = (a)+(b)+(c)+(d)

2025	PS	$1,296,664	$(110,464)	$361,028	$—	$1,547,228
	RSUs	$2,405,089	$1,400,545	$341,830	$436,431	$4,583,894
	Options	$—	$—	$—	$—	$—
	Total	$3,701,752	$1,290,081	$702,859	$436,431	$6,131,122
2024	PS	$2,180,611	$2,491,518	$14,022	$—	$4,686,151
	RSUs	$2,565,342	$568,071	$217,287	$314,613	$3,665,313
	Options	$—	$—	$—	$—	$—
	Total	$4,745,953	$3,059,589	$231,309	$314,613	$8,351,464
2023	PS	$1,333,384	$158,915	$97,386	$—	$1,589,686
	RSUs	$1,928,620	$7,663	$(130,400)	$234,176	$2,040,060
	Options	$—	$—	$57,420	$—	$57,420
	Total	$3,262,004	$166,579	$24,407	$234,176	$3,687,166
2022	PS	$641,068	$(894,609)	$74,663	$—	$(178,877)
	RSUs	$1,625,231	$(654,319)	$(269,610)	$390,706	$1,092,008
	Options	$—	$(74,309)	$44,846	$—	$(29,463)
	Total	$2,266,299	$(1,623,236)	$(150,102)	$390,706	$883,667
2021	PS	$1,035,356	$1,299,026	$147,242	$—	$2,481,624
	RSUs	$1,801,440	$734,134	$685,615	$299,513	$3,520,702
	Options	$—	$579,483	$299,175	$—	$878,658
	Total	$2,836,796	$2,612,643	$1,132,032	$299,513	$6,880,984
•Mark Pearson was the PEO in 2021, 2022, 2023, 2024 and 2025. 2022, 2023, 2024 and 2025 non-PEO NEOs include Robin Raju, Jeff Hurd, Nick Lane and Seth Bernstein. 2021 non-PEO NEOs include Anders Malmstrom (departed March 31, 2021), Robin Raju (promoted April 1, 2021), Jeff Hurd, Nick Lane and Seth Bernstein.
Required Tabular Disclosure of Most Important Measures to Determine FY2025 CAP
•The five items listed below represent the most important metrics we used to determine CAP for FY2025 as further described in our Compensation Discussion and Analysis (CD&A) within the sections titled “Annual Incentive Compensation” and “Long-Term Incentive Compensation.”

Most Important Performance Measures
Relative Total Stockholder Return Earnings Per Share Growth Non-GAAP Operating Earnings Value of New Business Free Cash Flow
Comparative Disclosure
The amount of compensation actually paid to Mr. Pearson, and the average amount of compensation actually paid to Holdings’ non-PEO NEOs as a group, has aligned with Holdings’ performance in respect of TSR, and generally with

Holdings’ company selected measures, Non-GAAP Operating Earnings and relative TSR rank. As shown in the table above, Holdings’ TSR has outperformed peer group TSR in four of the five years reported. The alignment between compensation actually paid, TSR, and Holdings’ company selected measures generally correlates to Holdings’ strong and continued emphasis on pay-for-performance in setting NEO compensation. As further described in our CD&A, in particular within the sections titled “Annual Incentive Compensation” and “Long-Term Incentive Compensation,” a substantial amount of NEO compensation consists of variable short- and long-term incentive awards, the value of which are linked to the success of the Company and achievement of key TSR and earnings metrics. Holdings does not consider net income to be a meaningful indicator of company performance, and as such, does not use net income as a metric to determine compensation levels or incentivize NEOs. The compensation actually paid to Mr. Pearson, and the average amount of compensation actually paid to Holdings’ non-PEO NEOs as a group is not always generally aligned with Holdings’ net income performance.
Directors Compensation
The following table provides information on compensation that was paid to our directors in 2025 for service on the boards of directors of Holdings, Equitable Financial, and Equitable America. As a non-independent director, Mr. Pearson does not receive additional compensation for his board service. The total amount allocated to Equitable Financial for director compensation in 2025 was $1,010,880.
During 2025, Messrs. Kaye and Stonehill and Ms. Lamm-Tennant served on the AB board in addition to the Equitable Financial and Holdings boards. We believe their presence on the AB board was important due to their deep knowledge of the Company and their relevant experience and expertise. Such service on the AB board required a significant time commitment since AB’s business involves significantly different business, legal and other considerations than our retirement and protection businesses at Holdings, and AB is a publicly traded company with its own governance, disclosure and investor considerations, separate from those at Holdings. Given the time and effort required, we believe it is appropriate to compensate these directors for their services as directors of AB in addition to their services as directors of Holdings. Their AB compensation is consistent with that paid to other independent directors of the AB board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (2) (3)	Total ($)
Dachille, Douglas	120,139	175,045	295,184
Hondal, Francis	125,000	175,045	300,045
Isaacs-Lowe, Arlene	125,000	175,045	300,045
Kaye, Daniel	286,750	345,045	631,795
Lamm-Tennant, Joan	372,750	450,031	822,781
MacKay, Craig	125,000	175,045	300,045
Scott, Bertram	150,000	175,045	325,045
Stansfield, George	125,000	175,045	300,045
Stonehill, Charles (1)	320,250	345,045	665,295
______________
(1)Director Stonehill’s “Fees Earned or Paid in Cash” figure includes $20,000 received in connection with his role as Chair of the Investment Committees of Equitable Financial and Equitable America.
(2)The amounts reported in this column represent the aggregate grant date fair value of Holdings common stock and Restricted AB Holding Units granted to directors in 2025 in accordance with FASB ASC Topic 718, and the assumptions made in calculating them can be found in Note 15 of the Notes to Holdings’ Consolidated Financial Statements.

The grant date fair value of each award is as follows:

	Holdings Common Stock ($)	Restricted AB Holding Units ($)
Mr. Dachille	175,045
Ms. Hondal	175,045	—
Ms. Isaacs-Lowe	175,045	—
Mr. Kaye	175,045	170,000
Ms. Lamm-Tennant	280,031	170,000
Mr. MacKay	175,045	—
Mr. Scott	175,045	—
Mr. Stansfield	175,045	—
Mr. Stonehill	175,045	170,000

As of December 31, 2025, the directors had outstanding awards as follows:

Restricted AB Holding Units ($)
Mr. Dachille	—
Ms. Hondal	—
Ms. Isaacs-Lowe	—
Mr. Kaye	44,130
Ms. Lamm-Tennant	20,478
Mr. MacKay	—
Mr. Scott	—
Mr. Stansfield	—
Mr. Stonehill	25,176
Cash Retainers and Meeting Fees
As of the fiscal year 2025, non-employee director compensation also included the following:
•Holdings non-employee directors receive an annual cash retainer of $125,000, and the Independent Chair receives an additional cash retainer of $100,000. Committee Chairs receive the following additional cash retainers:
•Audit Committee – $35,000
•Compensation and Talent Committee – $25,000
•Nominating and Corporate Governance Committee – $20,000
•Finance and Risk Committee – $20,000
Equity Awards
Holdings’ Common Stock
Non-employee directors of Holdings receive an annual equity retainer consisting of shares of Holdings’ common stock with a value of $175,000. The Independent Chair receives an additional $105,000 equity retainer.
Benefits
Charitable Award Program for Directors
Under a prior charitable award program, the non-employee directors other than Messrs. Dachille and MacKay and Mses. Isaacs-Lowe, Lamm-Tennant and Hondal may designate up to five charitable organizations and/or education institutions to receive an aggregate donation of $500,000 after their deaths. Although the Company may purchase life insurance policies insuring the lives of the directors to financially support the program, it has not elected to do so.

Matching Gifts
Non-employee directors of Holdings may participate in the Equitable Foundation’s Matching Gifts program. Under this program, the Equitable Foundation matches donations made by participants to public charities of $50 or more, up to $2,000 per year.

Business Travel Accident Insurance
All Holdings directors are covered for accidental loss of life while traveling to, or returning from:
•Board or committee meetings;
•trips taken at our request; and
•trips for which the director is compensated.
Each director is covered up to four times annual compensation, subject to certain maximums
Director Education
All directors are encouraged to attend director education programs as they deem appropriate to stay abreast of developments in corporate governance and best practices relevant to their contribution to the Board generally, as well as to their responsibilities in their specific committee assignments and other roles. Holdings generally reimburses non-employee directors for the cost to attend director education programs offered by third parties, including related reasonable travel and lodging expenses, up to a maximum amount of $5,000 per director each calendar year.
Director Stock Ownership Guidelines
Our non-employee directors are required to hold five times the value of their annual cash retainer (excluding retainers related to committee service) in Holdings common stock. The directors are required to retain 50% of any Holdings common stock received as compensation until the ownership requirement is achieved.

Part III, Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The disclosure responsive to Item 201(d) of Regulation S-K is included in Part III, Item 12 of the Original Report.
Security Ownership of Certain Beneficial Owners and Management
Unless otherwise set forth in the footnotes to the table, the following table sets forth information as of April 09, 2026, with respect to the ownership of our common stock by:
▪Each person known to own beneficially more than five percent of our common stock;
▪Each of our current directors;
▪Each of our current named executive officers; and
▪All of our current executive officers and directors as a group.
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
Percentage computations are based on 281,536,375 shares of our shares outstanding as of April 9, 2026.
Unless otherwise set forth in the footnotes to the table, the address for each listed stockholder is c/o 1345 Avenue of the Americas, New York, New York 10105.

Holdings Common Stock
Security Ownership of Our Directors and Executive Officers

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Douglas Dachille	3,393	*
Francis A. Hondal	24,787	*
Arlene Isaacs-Lowe	16,363	*
Daniel G. Kaye	55,686	*
Joan Lamm-Tennant	47,891	*
Craig MacKay	16,799	*
Mark Pearson (1)	1,473,875	*
Robin M. Raju (2)	309,454	*
Bertram L. Scott	26,001	*
George Stansfield	38,827	*
Charles G. T. Stonehill	37,457	*
Seth Bernstein (3)	97,709	*
Jeffrey J. Hurd (4)	399,313	*
Kurt Meyers (5)	85,755	*
Nick Lane (6)	271,209	*
All current directors and executive officers as a group (15 persons) (7)	2,904,519	<1.1%
__________
* Number of shares listed represents less than one percent of the outstanding Holdings common stock.
(1)Includes (i) 110,187 shares Mr. Pearson can acquire within 60 days under option plans and (ii) 536,831 shares of unvested EQH Performance Shares.
(2)Includes 125,745 shares of unvested EQH Performance Shares.
(3)Includes 42,445 shares of unvested EQH Performance Shares.
(4)Includes (i) 200,475 shares Mr. Hurd can acquire within 60 days under option plans and (ii) 109,401 shares of unvested EQH Performance Shares.
(5)Includes 100,187 shares of unvested EQH Performance Shares.
(6)Includes (i) 14,417 shares Mr. Lane can acquire within 60 days under option plans and (ii) 124,652 shares of unvested EQH Performance Shares.
(7)Includes (i) 325,079 shares the directors and executive officers as a group can acquire within 60 days under option plans and (ii) 939,074 shares of unvested EQH Performance Shares.
Security Ownership of Other Beneficial Owners
Following are the only persons known to us to be the beneficial owners of more than five percent of any class of our voting securities based on information provided in the most recently publicly available Schedule 13G filings as of April 9, 2026.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
BlackRock Inc. (1), 50 Hudson Yards, New York, NY 10001	32,843,336	9.7%
T. Rowe Price Associates, Inc. (2), 1307 Point Street, Baltimore, MD 21231	16,789,618	5.5%
Canada Pension Plan Investment Board (3), One Queen Street East Suite 2500, Toronto, Ontario, M5C 2W5	19,284,053	6.7%
______________
(1)Based on a Schedule 13G/A filed with the SEC on January 24, 2024, by BlackRock Inc., reporting beneficial ownership as of December 31, 2023, with sole voting power with respect to 30,381,808 of the shares of Equitable common stock, sole dispositive power with respect to 32,843,336 of the shares of Equitable common stock and no shared voting power and no shared dispositive power with respect to any of the shares of Equitable common stock.
(2)Based on a Schedule 13G/A filed with the SEC on or about August 14, 2025, by T. Rowe Price Associates, Inc., reporting beneficial ownership as of June 30, 2025, with sole voting power with respect to 15,626,720 shares of our common stock, sole dispositive power with respect to 16,761,971 shares of our common stock and no shared voting power and no shared dispositive power with respect to any of the shares of our common stock.
(3)Based on a Schedule 13G/A filed with the SEC on or about February 17, 2026, by Canada Pension Plan Investment Board., reporting beneficial ownership as of December 31, 2025, with sole voting power with respect to 19,284,053 shares of our common stock, sole dispositive power with respect to 19,284,053 shares of our common stock and no shared voting power and no shared dispositive power with respect to any of the Shares of our common stock.
AllianceBernstein Holding L.P. Units (“AB Holding Units) and AllianceBernstein L.P. Units (“AB Units”)
The following table sets forth information as of April 9, 2026, regarding the ownership of AB Holding Units and AB Units by each of our current directors and current executive officers and by all of our current directors and executive officers as a group.

AB Holding Units and AB Units	AllianceBernstein Holding L.P.		AllianceBernstein L.P.
Name of Beneficial Owner	Number of Units Owned (1)	Percent of Class	Number of Units Owned (1)	Percent of Class
Douglas Dachille	—	—	—	—
Francis Hondal	—	—	—	—
Arlene Isaacs-Lowe	—	—	—	—
Daniel G. Kaye	44,130	*	—	—
Joan Lamm-Tennant	20,478	—	—	—
Craig MacKay	—	—	—	—
Mark Pearson	—	—	—	—
Robin M. Raju	—	—	—	—
Bertram L. Scott	10	*	—	—
George Stansfield	4,000	—	—	—
Charles G. T. Stonehill	25,176	*	—	—
Seth Bernstein(2)	838,354	*	—	—
Jeffrey J. Hurd	—	—	—	—
Nick Lane	—	—	—	—
Kurt Meyers	—	—	—	—
All current directors and executive officers as a group (15 persons)	932,148	1%	—	—
______________
* Number of AB Holding Units listed represents less than 1% of the units outstanding.
(1)Excludes units beneficially owned by Holdings and its subsidiaries.
(2)Includes 597,308 AB Holdings Units that have not yet vested or with respect to which Mr. Bernstein has deferred delivery.
Part III, Item 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships And Related Person Transactions
Related Person Transaction Approval Policy
Our Board has approved the Equitable Holdings, Inc. Related Person Transaction Policy (the “Related Person Transaction Policy”) which sets forth procedures with respect to the review and approval of related person transactions. Under the policy, any potential related person transaction is required to be reported to our legal department, which will then determine whether it should be submitted to our Audit Committee for consideration. The Audit Committee must then review and decide whether to approve the transaction.
For the purposes of the Related Person Transaction Policy, a “Related Person Transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and the amount involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect interest.

A “Related Person,” as defined in the Related Person Transaction Policy, means:
▪Any person who is, or at any time since the beginning of the Company’s last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company;
▪Any person who is known to be the beneficial owner of more than 5% of our Shares;
▪Any immediate family member of any of the foregoing persons; and
▪Any firm, corporation or other entity in which any of the foregoing persons is a general partner or, for other ownership interests, a limited partner or other owner in which such person has a beneficial ownership interest of 10% or more.
Any transaction involving AB is not subject to the Related Person Transaction Policy so long as AB maintains separate policies or procedures for the review of related party transactions.
Generally, the partnership agreements for each of AB Holding and ABLP expressly permit its affiliates to provide services to AB Holding and ABLP if the terms of the transaction are approved by the General Partner in good faith as being comparable to (or more favorable to each such partnership than) those that would prevail in a transaction with an unaffiliated party. This requirement is conclusively presumed to be satisfied as to any transaction or arrangement that (i) in the reasonable and good faith judgment of the General Partner, meets that unaffiliated party standard, or (ii) has been approved by a majority of those directors of the General Partner who are not also directors, officers or employees of an affiliate of the General Partner.
In practice, ABLP’s management pricing committees review investment advisory agreements with affiliates, which is the manner in which the General Partner reaches a judgment regarding the appropriateness of the fees. Other transactions with affiliates are submitted to ABLP’s audit committee for review and approval.
From time to time, we may engage in ordinary course transactions with an entity or affiliate of an entity that is the beneficial owner of more than 5% of our outstanding common stock. All of our transactions with these greater than 5% holders and their affiliates were arm’s-length transactions entered into in the ordinary course of business, with management and other fees based on the prevailing rates for non-related persons. For example, in May 2020 we announced that BlackRock selected Equitable as one of two insurers to help deliver LifePath Paycheck™, an investment solution being developed by BlackRock.
Director Independence
Our Board considers annually whether each of its members is Independent for purposes of NYSE listing standards which provide that a director is “independent” if our Board determines that the director does not have any direct or indirect material relationship with the Company.
Our Board has affirmatively determined, after considering all of the relevant facts and circumstances, that Chair Lamm-Tennant and current Directors Dachille, Hondal, Isaacs-Lowe, Kaye, MacKay, Scott, Stansfield and Stonehill are each independent as defined under applicable NYSE and SEC listing standards, rules and regulations. These determinations were based, in part, on detailed information provided by each director regarding their business and professional relationships, and those of their family members, with the Company and those entities with which we have significant business or financial interactions.
In making its independence determinations, our Nominating and Corporate Governance Committee and our Board considered both the “bright line” independence criteria set forth in NYSE rules, as well as other relationships which, although not expressly inconsistent with independence under NYSE, may nevertheless have been determined to constitute a “material direct or indirect relationship” that would prevent a director from being independent. These included relationships and transactions in the following categories, which our Nominating and Corporate Governance Committee and our Board have deemed immaterial to the director’s independence due to the nature of the relationship or transaction or the amount involved:
•holdings of equity or debt securities of companies with which certain directors are affiliated and which were ordinary course and immaterial in amount; and
•membership on the board of an affiliate or subsidiary.

Part III, Item 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to PricewaterhouseCoopers LLP
The following table sets forth the fees paid by the Company to PwC for professional services rendered for the fiscal year ended December 31, 2025. Audit amounts are presented on an accrual basis and cover services performed for the year under audit, regardless of the calendar year in which they were performed. All other fees are presented on an as incurred basis.

	Year Ended December 31,
	2025	2024
Fees	(in Millions)
Audit Fees(1)	$18.3	$18.7
Audit-Related Fees(2)	3.5	3.6
Tax Fees(3)	2.4	2.3
All Other Fees(4)	0.2	0.1
Total	$24.4	$24.7
_______________
(1)Audit Fees. Fees and related expenses billed for annual financial statement audits, and quarterly review services that are customary for the independent auditor to render an opinion. The amounts also include audit fees of $6.4 million for 2025 and 2024, respectively, that were paid directly by AB to PwC.
(2)Audit-Related Fees. Fees and related expenses billed for assurance and related services that are reasonably related to the audit or review of the Company’s financial statements and for other services that are traditionally performed by the independent auditor. These services include employee benefit plan audits, due diligence procedures, comfort letters and accounting advisory services. The amounts also include audit-related fees and related expenses of $2.3 million and $2 million for 2025 and 2024, respectively, that were paid directly by AB to PwC.
(3)Tax Fees. Fees and related expenses billed for permitted tax services, including tax compliance, tax advice, and tax planning and preparation. The amounts also include tax fees of $1.8 million for 2025 and 2024, respectively, which were paid directly by AB to PwC.
(4)All Other Fees. Fees and related expenses billed for other permitted non-audit services.

Audit Committee Pre-Approval Policy
The charter of the Audit Committee requires its pre-approval of all audit and permitted non-audit services provided to the Company by the independent auditor to ensure that the provision of such services does not impair the auditor’s independence. Accordingly, the Audit Committee has adopted the Equitable Holdings, Inc. Audit Committee Pre-Approval of Independent Auditors Services Policy (the “Pre-Approval Policy”) which sets forth pre-approval procedures. Pursuant to the Pre-Approval Policy, the committee will pre-approve the annual audit services and may also pre-approve audit-related, tax and permissible non-audit services that it believes would not impair the independence of the auditor.
The Pre-Approval Policy delegates authority to the Audit Committee of the Board of Directors of AllianceBernstein, which consists entirely of independent directors and for which Director Stonehill serves as Chair, to pre-approve audit and non-audit services provided to AB. In addition, the Pre-Approval Policy delegates authority to the Audit Committee Chair to pre-approve audit and non-audit services provided to the Company where the amounts involved do not exceed $200,000. Each quarter, the specific details and related fees for the audit and non-audit service projects completed in the prior quarter and any pre-approval decisions made pursuant to delegated authority under the Pre-Approval Policy are reported to the Audit Committee.

Part IV, Item 15.
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of March 26, 2026, by and among Equitable Holdings, Inc., Corebridge Financial, Inc., Mountain Holding, Inc., Marcy Holding, Inc. and Palisade Holding, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed March 26, 2026)

10.1
Voting and Support Agreement, dated as of April 8, 2026, by and among Equitable Holdings, Inc., Corebridge Financial, Inc., and Nippon Life Insurance Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 8, 2026)

31.1#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101)

#	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Equitable Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 21, 2026.

EQUITABLE HOLDINGS, INC.

By:	/s/ Mark Pearson
Name: Mark Pearson
Title: President and Chief Executive Officer