Form 10-Q
period 2026-03-31
Equitable Holdings, Inc.
filed 2026-05-07
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2026, 281,519,390 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

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
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) the ability to complete the Proposed Transaction (as defined below) on the timeframe or in the terms currently anticipated or at all, including due to a failure to obtain requisite stockholder, stock exchange, regulatory, governmental or other approvals; (ii) risks related to difficulties, inabilities or delays in integrating the parties’ businesses; (iii) the ability to realize the anticipated benefits of the Proposed Transaction, including estimated run-rate expense synergies and projected cost savings at the time, and to the extent anticipated, as well as expected, operating earnings and cash flow generation; (iv) the occurrence of any event, change or other circumstance that could give rise to the right of either or both parties to terminate the merger agreement; (v) the potential impact of the announcement or consummation of the Proposed Transaction on Equitable or Corebridge’s stock price and on their respective business, contractual and operational relationships (including with regulatory bodies, employees, suppliers, clients and competitors); (vi) risk related to business disruptions from the Proposed Transaction that may harm the business or current plans and operations of either or both parties, including diversion of management time from ongoing business operations; (vii) the risk that the Proposed Transaction and the announcement thereof could have an adverse effect on the operations; (viii) the risk that the Proposed Transaction and the announcement thereof could have an adverse effect on the ability of either or both parties to hire and retain key personnel; (ix) the parties’ ability to raise debt on favorable terms or at all; (x) the outcome of any legal proceedings that may be instituted against Equitable, Corebridge, their new parent company or their respective directors; (xi) restrictions on the conduct of Equitable and Corebridge’s respective businesses prior to the closing of the Proposed Transaction and on each of their ability to pursue alternatives to the Proposed Transaction; (xii) the possibility that the Proposed Transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events, or unforeseen or unknown liabilities; (xiii) the potential impact of a downgrade in Equitable or Corebridge’s insurer financial strength ratings or credit ratings or of the new parent company of Equitable and Corebridge following completion of the Proposed Transaction; (xiv) conditions in the financial markets and economy, including the impact of geopolitical conflicts, changes in tariffs and trade barriers, the impact on the Company of a continued shutdown of the U.S. government, and related economic conditions, equity market declines and volatility, interest rate fluctuations, impacts on our goodwill and changes in liquidity and access to and cost of capital; (xv) operational factors, including reliance on the payment of dividends to Holdings by its subsidiaries, protection of confidential customer information or proprietary business information, operational failures by us or our service providers, potential strategic transactions, changes in accounting standards, and catastrophic events, such as the outbreak of pandemic diseases; (xvi) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults by third parties and affiliates and economic downturns, defaults and other events adversely affecting our investments; (xvii) our reinsurance and hedging programs; (xviii) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, variations in statutory capital requirements, financial strength and claims-paying ratings, state insurance laws limiting the ability of our insurance subsidiaries to pay dividends and key product distribution relationships; (xix) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves and experience differing from pricing expectations, amortization of deferred acquisition costs and financial models; (xx) our Asset Management segment, including fluctuations in assets under management and the industry-wide shift from actively-managed investment services to passive services; (xxi) recruitment and retention of key employees and experienced and productive financial professionals; (xxii) subjectivity of the determination of the amount of allowances and impairments taken on our investments; (xxiii) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; (xxiv) risks related to our common stock; and (xxv) general risks, including strong industry competition, information systems failing or being compromised and protecting our intellectual property.

Forward-looking statements should be read in conjunction with the other cautionary statements, risks, uncertainties and other factors identified in Holdings’ Annual Report on Form 10-K for the year ended December 31, 2025, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q, including in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. You should read this Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE HOLDINGS, INC.
Consolidated Balance Sheets
March 31, 2026 (Unaudited) and December 31, 2025

	March 31, 2026	December 31, 2025
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $84,644 and $82,106) (allowance for credit losses of $8 and $0)	$78,808	$77,162
Fixed maturities, at fair value using the fair value option (1)	2,934	2,943
Mortgage loans on real estate (net of allowance for credit losses of $286 and $313) (1)	22,785	22,668
Mortgage loans, at fair value using the fair value option	72	50
Policy loans	1,845	1,862
Other equity investments (1)	3,670	3,779
Trading securities, at fair value	1,645	1,572
Other invested assets (1)	9,920	10,968
Total investments	121,679	121,004
Cash and cash equivalents (1)	9,904	12,462
Cash and securities segregated, at fair value	351	499
Broker-dealer related receivables	2,183	2,162
Deferred policy acquisition costs	7,584	7,523
Goodwill and other intangible assets, net	5,350	5,309
Amounts due from reinsurers (allowance for credit losses of $7 and $7)	20,373	20,127
Current and deferred income taxes	2,611	2,577
Purchased market risk benefits	5,266	5,260
Other assets (1)	3,936	3,771
Assets for market risk benefits	675	752
Separate Accounts assets	130,470	136,544
Total Assets	$310,382	$317,990
LIABILITIES
Policyholders’ account balances	$132,662	$133,433
Liability for market risk benefits	9,825	10,153
Future policy benefits and other policyholders’ liabilities	17,441	17,660
Broker-dealer related payables	665	1,370
Customer related payables	1,988	1,937
Amounts due to reinsurers	1,306	1,542
Short-term debt	—	25
Long-term debt	3,837	3,835
Notes issued by consolidated variable interest entities, at fair value using the fair value option (1)	3,090	2,702
Other liabilities (1)	6,848	7,001
Separate Accounts liabilities	130,470	136,544
Total Liabilities	$308,132	$316,202
Redeemable noncontrolling interest (1) (2)	$390	$322
Commitments and contingent liabilities (3)
EQUITY
Equity attributable to Holdings:
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,068	$1,068
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 466,227,784 and 468,341,734 shares issued, respectively; 281,499,559 and 283,358,187 shares outstanding, respectively	5	5
Additional paid-in capital	1,915	1,932
Treasury stock, at cost, 184,728,225 and 184,983,547 shares, respectively	(5,190)	(5,165)
Retained earnings	8,775	8,366
Accumulated other comprehensive income (loss)	(6,300)	(6,280)
Total equity attributable to Holdings	273	(74)
Noncontrolling interest	1,587	1,540
Total Equity	1,860	1,466
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$310,382	$317,990
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
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Income (Loss)
Three Months Ended March 31, 2026 and 2025 (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$429	$636
Premiums	240	304
Net derivative gains (losses)	580	799
Net investment income (loss)	1,284	1,248
Investment gains (losses), net:
Credit and intent to sell losses on available-for-sale debt securities and loans	7	—
Other investment gains (losses), net	(36)	(14)
Total investment gains (losses), net	(29)	(14)
Investment management and service fees	1,327	1,285
Other income	399	318
Total revenues	4,230	4,576

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	385	759
Remeasurement of liability for future policy benefits	9	(2)
Change in market risk benefits and purchased market risk benefits	325	672
Interest credited to policyholders’ account balances	770	678
Compensation and benefits	625	601
Commissions and distribution-related payments	556	501
Interest expense	62	55
Amortization of deferred policy acquisition costs	209	188
Other operating costs and expenses	402	950
Total benefits and other deductions	3,343	4,402
Income (loss) from continuing operations, before income taxes	887	174
Income tax (expense) benefit	(156)	(24)
Net income (loss)	731	150
Less: Net income (loss) attributable to the noncontrolling interest (1)	110	87
Net income (loss) attributable to Holdings	621	63
Less: Preferred stock dividends	14	14
Net income (loss) available to Holdings’ common shareholders	$607	$49

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$2.16	$0.16
Diluted	$2.14	$0.16
Weighted average common shares outstanding (in millions):
Basic	281.3	307.8
Diluted	283.8	311.9
______________
(1)    Includes redeemable noncontrolling interest. See Note 14 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2026 and 2025 (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$731	$150
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	(635)	609
Change in market risk benefits - instrument-specific credit risk	521	584
Change in liability for future policy benefits - current discount rate	60	(63)
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	38	17
Foreign currency translation adjustment	(6)	11
Total other comprehensive income (loss), net of income taxes	(22)	1,158
Comprehensive income (loss)	709	1,308
Less: Comprehensive income (loss) attributable to the noncontrolling interest	108	100
Comprehensive income (loss) attributable to Holdings	$601	$1,208

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
Three Months Ended March 31, 2026 and 2025 (Unaudited)

	Three Months Ended March 31,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
Balance, beginning of period	$1,068	$5	$1,932	$(5,165)	$8,366	$(6,280)	$(74)	$1,540	$1,466
Stock compensation	—	—	11	23	—	—	34	9	43
Purchase of treasury stock	—	—	—	(147)	—	—	(147)	—	(147)
Reissuance of treasury stock	—	—	—	—	(22)	—	(22)	—	(22)
Retirement of common stock	—	—	—	100	(100)	—	—	—	—
Purchase of AB Holding units	—	—	—	—	—	—	—	(7)	(7)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(99)	(99)
Dividends on common stock (cash dividends declared per common share of $0.27)	—	—	—	—	(76)	—	(76)	—	(76)
Dividends on preferred stock	—	—	—	—	(14)	—	(14)	—	(14)
Net income (loss)	—	—	—	—	621	—	621	94	715
Other comprehensive income (loss)	—	—	—	—	—	(20)	(20)	(2)	(22)
Other	—	—	(28)	(1)	—	—	(29)	52	23
March 31, 2026	$1,068	$5	$1,915	$(5,190)	$8,775	$(6,300)	$273	$1,587	$1,860

Balance, beginning of period	$1,507	✓	$5	✓	$2,336	a	$(4,198)	✓	$10,627	a	$(8,712)	$1,565	$1,858	$3,423
Stock compensation	—		—		18		24		—		—	42	8	50
Purchase of treasury stock	—		—		(5)		(257)		—		—	(262)	—	(262)
Reissuance of treasury stock	—		—		—		—		(20)		—	(20)	—	(20)
Retirement of common stock	—		—		—		135		(135)		—	—	—	—
Purchase of AB Holding units	—		—		—		—		—		—	—	(30)	(30)
Dividends paid to noncontrolling interest	—		—		—		—		—		—	—	(130)	(130)
Dividends on common stock (cash dividends declared per common share of $0.24)	—		—		—		—		(74)		—	(74)	—	(74)
Dividends on preferred stock	—		—		—		—		(14)		—	(14)	—	(14)
Redemption of preferred stock	—		—		—		—		—		—	—	—	—
Net income (loss)	—		—		—		—		63		—	63	84	147
Other comprehensive income (loss)	—		—		—		—		—		1,145	1,145	13	1,158
Other	—		—		(44)	✓	—	✓	—		—	(44)	1	(43)
March 31, 2025	$1,507		$5		$2,305		$(4,296)		$10,447		$(7,567)	$2,401	$1,804	$4,205

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2026 and 2025 (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in millions)
Cash flows from operating activities:
Net income (loss)	$731	$150
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	770	678
Policy charges and fee income	(429)	(636)
Net derivative (gains) losses	(580)	(799)
Credit and intent to sell losses on available-for-sale debt securities and loans	(7)	—
Investment (gains) losses, net	36	14
(Gains) losses on businesses held-for-sale	—	—
Realized and unrealized (gains) losses on trading securities	31	1
Loss on novation	13	499
AB Retirement plan losses	—	21
Non-cash long term incentive compensation expense	22	26
Amortization and depreciation	224	213
Remeasurement of liability for future policy benefits	9	(2)
Change in market risk benefits	325	672
Equity (income) loss from limited partnerships	(29)	(28)
Changes in:
Net broker-dealer and customer related receivables/payables	(17)	248
Reinsurance recoverable and related balances, net	(768)	(307)
Segregated cash and securities, net	148	(272)
Capitalization of deferred policy acquisition costs	(301)	(282)
Future policy benefits	(74)	28
Current and deferred income taxes	(35)	6
Other, net	430	(72)
Net cash provided by (used in) operating activities	$499	$158

Cash flows from investing activities:
Proceeds from the sale/maturity/pre-payment of:
Fixed maturities, available-for-sale	$2,762	$4,470
Fixed maturities, at fair value using the fair value option	155	131
Mortgage loans on real estate	485	349
Trading account securities	142	168
Short term investments	3	34
Other	213	130
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(5,356)	(4,989)
Fixed maturities, at fair value using the fair value option	(183)	(190)
Mortgage loans on real estate	(569)	(841)
Mortgage loans, at fair value using the fair value option	(25)	—
Trading account securities	(239)	(216)
Short term investments	(8)	(48)
Other	(447)	(297)
Cash settlements related to derivative instruments, net	180	200
Investment in capitalized software, leasehold improvements and EDP equipment	(9)	(10)

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2026 and 2025 (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in millions)
Other, net	(59)	(90)
Net cash provided by (used in) investing activities	$(2,955)	$(1,199)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$5,163	$6,722
Withdrawals	(4,002)	(2,059)
Transfers (to) from Separate Accounts	467	484
Payments of market risk benefits	(164)	(154)
Repayment of short-term financings	(25)	—
Change in collateralized pledged assets	(722)	8
Change in collateralized pledged liabilities	(861)	(2,871)
Issuance of long-term debt	—	495
Proceeds from collateralized loan obligations	33	34
Repayment of collateralized loan obligations	(7)	(24)
Proceeds from notes issued by consolidated VIEs	792	461
Repayment of notes issued by consolidated VIEs	(367)	(465)
Dividends paid on common stock	(76)	(74)
Dividends paid on preferred stock	(14)	(14)
Purchase of AB Holding Units to fund long-term incentive compensation plan awards, net	(7)	(30)
Purchase of treasury shares	(147)	(262)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	79	92
Distribution to noncontrolling interest of consolidated subsidiaries	(99)	(130)
Change in securities lending	(110)	9
Other, net	(29)	6
Net cash provided by (used in) financing activities	$(96)	$2,228

Effect of exchange rate changes on cash and cash equivalents	$(6)	$13
Change in cash and cash equivalents	(2,558)	1,200
Cash and cash equivalents, beginning of period	12,462	6,964
Cash and cash equivalents, end of period	$9,904	$8,164

Non-cash transactions from investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$7	$15

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited)

1)    ORGANIZATION
Equitable Holdings, Inc. is the holding company for a diversified financial services organization. The Company conducts operations in three segments: Retirement, Asset Management and Wealth Management, and management evaluates the performance of each of these segments independently. See Note 16 of the Notes to these Consolidated Financial Statements for further information on the change to the reportable segments, which was made in the third quarter of 2025 and retrospectively applied.
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
•The Asset Management segment provides diversified investment management and related services globally to a broad range of clients through three main client channels-Institutional, Retail and Private Wealth. The Asset Management segment reflects the business of AB Holding and ABLP and their subsidiaries (collectively, AB).
•The Wealth Management segment is an emerging leader in the wealth management space with a differentiated advice value proposition that offers discretionary and non-discretionary investment advisory accounts, financial planning and advice, life insurance, and annuity products.
The Company reports certain activities and items that are not included in our segments in Corporate and Other. Corporate and Other includes the closed block of life insurance (the “Closed Block”), results for certain run-off blocks of business, and certain strategic investments and unallocated items, including interest and corporate expenses. In addition, beginning with the third quarter of 2025, results for the Individual Life and Employee Benefits businesses are reported in Corporate and Other. AB’s results of operations are reflected in the Asset Management segment. Accordingly, Corporate and Other does not include any items applicable to AB.
As of March 31, 2026 and December 31, 2025, the Company’s economic interest in AB was approximately 68% and 68%, respectively. The General Partner of AB is a wholly owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods presented.
Corebridge Merger
On March 26, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Holdings, Corebridge Financial, Inc., a Delaware corporation (“Corebridge”), Mountain Holding, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of Corebridge (“Corebridge HoldCo”), Marcy Holding, Inc., a newly formed Delaware corporation and a wholly-owned subsidiary of Corebridge HoldCo (“Equitable Merger Sub”), and Palisade Holding, Inc., a newly formed Delaware corporation and a wholly-owned subsidiary of Corebridge HoldCo (“Corebridge Merger Sub”).
Holdings and Corebridge have agreed, subject to the terms and conditions of the Merger Agreement, to effect an all stock merger transaction to combine their respective businesses by: (a) Corebridge Merger Sub merging with and into Corebridge, with Corebridge surviving such merger as a wholly-owned subsidiary of Corebridge HoldCo (the “Corebridge Merger”), (b) immediately following the consummation of the Corebridge Merger, Equitable Merger Sub merging with and into Holdings, with Holdings surviving such merger as a wholly-owned subsidiary of Corebridge HoldCo (the “Equitable Merger” and, together with the Corebridge Merger, the “Proposed Transaction”), and (c) as of the closing of the Proposed Transaction (the “Closing”), changing the name of Corebridge HoldCo to “Equitable Holdings, Inc.”
The Proposed Transaction is expected to close by the end of 2026, subject to customary closing conditions, including the receipt of required regulatory approvals and approval of the respective shareholders of both Corebridge and Holdings.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
RGA Reinsurance Transaction
On July 31, 2025, Equitable Financial, as well as Equitable America and Equitable Financial L&A (each a “Ceding Company” and, together, the “Ceding Companies”), completed the master transaction agreement with RGA entered into on February 23, 2025, pursuant to which and subject to the terms and conditions set forth in such agreement, RGA entered into reinsurance agreements, as reinsurer, with each such Ceding Company, to effect the RGA Reinsurance Transaction.
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
As consideration for the RGA Reinsurance Transaction, the Ceding Companies transferred assets of $11.6 billion, including primarily available-for-sale securities, cash and policy loans as the consideration for the reinsurance transaction. The transfer of assets resulted in a loss of $1.1 billion to the Company, recorded in Investment gains (losses), net. In addition, the Company recorded $12.3 billion of direct insurance liabilities ceded under the reinsurance contract included in amounts due from reinsurers (includes $334 million of ceded reserves related to the non-insulated (“NI”) modco offset by NI modco payable) and $593 million of deferred gain on cost of reinsurance included within other liabilities. We recorded a $154 million residual liability representing the difference between Closed Block Assets and Liabilities for the amount owed to RGA. Additionally, Equitable Financial and Equitable America ceded a total of $14.1 billion of Separate Account liabilities under the modified coinsurance portion of the respective reinsurance agreements.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025.
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
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “first quarter 2026” and “first quarter 2025” refer to the three months ended March 31, 2026 and 2025, respectively. The terms “first three months of 2026” and “first three months of 2025” refer to the three months ended March 31, 2026 and 2025, respectively.
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
As of March 31, 2026 and December 31, 2025, respectively, Equitable Financial holds $128 million and $98 million of equity interests in the CLOs. The Company consolidated the CLOs as of March 31, 2026 and December 31, 2025, as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the CLO’s loan manager. The assets of the CLOs are legally isolated from the Company’s creditors and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligation to satisfy the liabilities of the CLOs. As of March 31, 2026, Equitable Financial holds $0 million of equity interests in a SPE established to purchase loans from the market in anticipation of a new CLO transaction. The Company consolidated the SPE as of March 31, 2026, as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the SPE loan manager.
Resulting from this consolidation in the Company’s consolidated balance sheets are fixed maturities, at fair value using the fair value option with total assets of $2.9 billion and $2.9 billion and total liabilities of $3.1 billion and $2.7 billion at March 31, 2026 and December 31, 2025, respectively. The unpaid outstanding principal balance of the notes and short-term borrowing is $2.8 billion and $2.3 billion at March 31, 2026 and December 31, 2025.
Consolidated Limited Partnerships and LLCs
As of March 31, 2026 and December 31, 2025, the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIE model. Included in other invested assets, mortgage loans on real estate, other equity investments, trading securities, cash and other liabilities in the Company’s consolidated balance sheets at March 31, 2026 and December 31, 2025, are total net assets of $3.6 billion and $3.3 billion, respectively, related to these VIEs.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Consolidated AB-Sponsored Investment Funds
Included in the Company’s consolidated balance sheets as of March 31, 2026 and December 31, 2025, are assets of $422 million and $346 million, liabilities of $33 million and $25 million, and redeemable noncontrolling interests of $246 million and $169 million, respectively, associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets as of March 31, 2026 and December 31, 2025, are assets of $27 million and $27 million, liabilities of $0 million and $0 million, and redeemable noncontrolling interests of $10 million and $10 million, respectively, from consolidation of AB-sponsored investment funds under the VOE model.
Non-Consolidated VIEs
As of March 31, 2026 and December 31, 2025, respectively, the Company held approximately $3.1 billion and $3.2 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. The Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $387.1 billion and $385.8 billion as of March 31, 2026 and December 31, 2025, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $3.1 billion and $3.2 billion and approximately $877 million and $1.0 billion of unfunded commitments as of March 31, 2026 and December 31, 2025, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Non-Consolidated AB-Sponsored Investment Products
As of March 31, 2026 and December 31, 2025, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $50.8 billion and $51.3 billion, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $46 million and $40 million as of March 31, 2026 and December 31, 2025, respectively. The Company has no further commitments to or economic interest in these VIEs.
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of March 31, 2026 and December 31, 2025, was $666 million and $669 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three months ended March 31, 2026 and 2025.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following tables provide information relating to the Company’s fixed maturities classified as AFS:
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2026
Fixed Maturities:
Corporate (1)	$49,712	$8	$401	$4,395	$45,710
U.S. Treasury, government and agency	5,058	—	1	1,359	3,700
States and political subdivisions	378	—	2	72	308
Foreign governments	553	—	1	84	470
Residential mortgage-backed (2)	7,673	—	50	119	7,604
Asset-backed (3)	16,336	—	72	81	16,327
Commercial mortgage-backed	4,880	—	14	262	4,632
Redeemable preferred stock	54	—	3	—	57
Total at March 31, 2026	$84,644	$8	$544	$6,372	$78,808

December 31, 2025:
Fixed Maturities:
Corporate (1)	$48,193	$—	$658	$4,010	$44,841
U.S. Treasury, government and agency	5,040	—	1	1,304	3,737
States and political subdivisions	378	—	3	71	310
Foreign governments	556	—	3	77	482
Residential mortgage-backed (2)	7,093	—	85	92	7,086
Asset-backed (3)	15,978	—	126	46	16,058
Commercial mortgage-backed	4,814	—	26	250	4,590
Redeemable preferred stock	54	—	4	—	58
Total at December 31, 2025	$82,106	$—	$906	$5,850	$77,162
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.

The contractual maturities of AFS fixed maturities as of March 31, 2026 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
March 31, 2026
Contractual maturities:
Due in one year or less	$2,563	$2,548
Due in years two through five	16,555	16,312
Due in years six through ten	17,150	16,732
Due after ten years	19,425	14,596
Subtotal	55,693	50,188
Residential mortgage-backed	7,673	7,604
Asset-backed	16,336	16,327
Commercial mortgage-backed	4,880	4,632
Redeemable preferred stock	54	57
Total at March 31, 2026	$84,636	$78,808
The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Three Months Ended March 31,
	2026	2025
	(in millions)
Proceeds from sales	$155	$1,302
Gross gains on sales	$2	$2
Gross losses on sales	$(3)	$(3)

Net (increase) decrease in Allowance for Credit and Intent to Sell losses	$(20)	$(6)

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Three Months Ended March 31,
	2026	2025
	(in millions)
Balance, beginning of period	$54	$47
Previously recognized impairments on securities that matured, paid, prepaid or sold	(1)	—
Recognized impairments on securities impaired to fair value this period (1)	4	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	12	5
Additional credit losses this period on securities previously impaired	2	1
Balance, end of period	$71	$53
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The tables below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:

Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Three Months Ended March 31, 2026
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(4,944)	$24	$10	$(4,910)
Net investment gains (losses) arising during the period	(898)	—	—	(898)
Reclassification adjustment:
Included in net income (loss)	20	—	—	20
Excluded from net income (loss)	—	—	—	—
Other	—	—	(4)	(4)
Impact of net unrealized investment gains (losses)	—	(5)	186	181
Net unrealized investment gains (losses) excluding credit losses	(5,822)	19	192	(5,611)
Net unrealized investment gains (losses) with credit losses	(6)	—	1	(5)
Balance, end of period	$(5,828)	$19	$193	$(5,616)

	Three Months Ended March 31, 2025
Balance, beginning of period	$(8,074)	$71	$464	$(7,539)
Net investment gains (losses) arising during the period	844	—	—	844
Reclassification adjustment:
Included in net income (loss)	8	—	—	8
Other	—	—	(8)	(8)
Impact of net unrealized investment gains (losses)	—	(5)	(178)	(183)
Net unrealized investment gains (losses) excluding credit losses	(7,222)	66	278	(6,878)
Net unrealized investment gains (losses) with credit losses	(4)	—	1	(3)
Balance, end of period	$(7,226)	$66	$279	$(6,881)

The following tables disclose the fair values and gross unrealized losses of the 4,231 issues as of March 31, 2026, and the 3,287 issues as of December 31, 2025, that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2026
Fixed Maturities:
Corporate	$10,772	$195	$20,136	$4,195	$30,908	$4,390
U.S. Treasury, government and agency	102	1	3,553	1,358	3,655	1,359
States and political subdivisions	13	—	221	72	234	72
Foreign governments	37	—	352	84	389	84
Residential mortgage-backed	3,274	26	757	93	4,031	119
Asset-backed	6,046	51	514	30	6,560	81
Commercial mortgage-backed	904	8	2,447	254	3,351	262
Total at March 31, 2026	$21,148	$281	$27,980	$6,086	$49,128	$6,367

December 31, 2025:
Fixed Maturities:
Corporate	$4,286	$68	$21,138	$3,942	$25,424	$4,010
U.S. Treasury, government and agency	29	—	3,621	1,304	3,650	1,304
States and political subdivisions	13	—	223	71	236	71
Foreign governments	19	—	364	77	383	77
Residential mortgage-backed	619	3	836	89	1,455	92
Asset-backed	2,114	12	580	30	2,694	42
Commercial mortgage-backed	263	2	2,562	248	2,825	250
Total at December 31, 2025	$7,343	$85	$29,324	$5,761	$36,667	$5,846

The Company maintains a diversified portfolio of AFS securities across industries and issuers and does not have exposure to any single issuer in excess of 0.5% of total fixed maturities. The largest exposure to a single issuer held as of March 31, 2026 and December 31, 2025, was $413 million and $402 million, respectively, representing 22.2% and 27.4% of the consolidated equity of the Company.
Corporate high-yield securities, consisting primarily of public high-yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC Designation (as defined below) of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of March 31, 2026 and December 31, 2025, respectively, approximately $1.8 billion and $1.8 billion, or 2.1% and 2.1%, of the $84.6 billion and $82.1 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $69 million and $70 million as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026 and December 31, 2025, respectively, the $6.1 billion and $5.8 billion of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to the allowance for credit losses for these securities was not warranted at either March 31, 2026 or December 31, 2025. As of March 31, 2026 and December 31, 2025, the Company neither intended to sell the securities nor was it more likely than not required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of March 31, 2026, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Securities Lending
The Company enters into securities lending agreements with an agent bank whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of March 31, 2026 and December 31, 2025, the estimated fair value of loaned securities was $1.3 billion and $1.4 billion. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as cash or security collateral, calculated daily. We do not have the right to sell or pledge the securities posted as collateral. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. As of March 31, 2026 and December 31, 2025, collateral received was in the amount of $1.3 billion and $1.4 billion, of which $299 million and $408 million, respectively, is cash collateral. A securities lending payable for the overnight and continuous loans is included in other liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as Net investment income and were not material for the three months ended March 31, 2026 and 2025.
Mortgage Loans on Real Estate
Accrued interest receivable on commercial, agricultural and residential mortgage loans as of March 31, 2026 and December 31, 2025, was $120 million and $118 million, respectively. There was no accrued interest written off for commercial, agricultural and residential mortgage loans for the three months ended March 31, 2026 and 2025.
There were no mortgage loans foreclosed during the three months ended March 31, 2026.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial, agricultural and residential mortgage loans were as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$299	$259
Current-period provision for expected credit losses	3	(5)
Write-offs charged against the allowance	(34)	—
Recoveries of amounts previously written off	—	—
Net change in allowance	(31)	(5)
Balance, end of period	$268	$254

Agricultural mortgages:
Balance, beginning of period	$6	$15
Current-period provision for expected credit losses	2	(2)
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	2	(2)
Balance, end of period	$8	$13

Residential mortgages:
Balance, beginning of period	$8	$4
Current-period provision for expected credit losses	2	1
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	2	1
Balance, end of period	$10	$5

Total allowance for credit losses	$286	$272

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Credit Quality Information
The Company’s commercial and agricultural mortgage loans segregated by risk rating exposure were as follows:
Loan to Value (“LTV”) Ratios (1) (3) (4)

	March 31, 2026
	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
0% - 50%	$—	$60	$185	$237	$612	$1,916	$14	$—	$3,024
50% - 70%	128	2,483	1,208	768	963	2,551	332	329	8,762
70% - 90%	156	559	250	238	794	2,060	160	342	4,559
90% plus	—	4	—	—	590	1,605	—	—	2,199
Total commercial	$284	$3,106	$1,643	$1,243	$2,959	$8,132	$506	$671	$18,544

Agricultural:
0% - 50%	$27	$185	$38	$99	$139	$1,305	$—	$—	$1,793
50% - 70%	18	116	153	47	129	385	—	—	848
70% - 90%	—	—	—	—	—	—	—	—	—
90% plus	—	—	—	—	—	9	—	—	9
Total agricultural	$45	$301	$191	$146	$268	$1,699	$—	$—	$2,650

Total commercial and agricultural mortgage loans:
0% - 50%	$27	$245	$223	$336	$751	$3,221	$14	$—	$4,817
50% - 70%	146	2,599	1,361	815	1,092	2,936	332	329	9,610
70% - 90%	156	559	250	238	794	2,060	160	342	4,559
90% plus	—	4	—	—	590	1,614	—	—	2,208
Total commercial and agricultural mortgage loans	$329	$3,407	$1,834	$1,389	$3,227	$9,831	$506	$671	$21,194

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Debt Service Coverage (“DSC”) Ratios (2) (3) (4)

	March 31, 2026
	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
Greater than 2.0x	$—	$127	$185	$175	$1,150	$3,747	$—	$—	$5,384
1.8x to 2.0x	—	—	103	—	—	1,184	—	307	1,594
1.5x to 1.8x	—	170	424	285	804	1,234	72	164	3,153
1.2x to 1.5x	84	2,115	813	387	479	711	30	94	4,713
1.0x to 1.2x	200	694	118	262	351	1,098	404	106	3,233
Less than 1.0x	—	—	—	134	175	158	—	—	467
Total commercial	$284	$3,106	$1,643	$1,243	$2,959	$8,132	$506	$671	$18,544

Agricultural:
Greater than 2.0x	$15	$28	$8	$5	$11	$215	$—	$—	$282
1.8x to 2.0x	—	26	10	16	44	143	—	—	239
1.5x to 1.8x	10	44	45	11	37	309	—	—	456
1.2x to 1.5x	9	75	41	41	65	592	—	—	823
1.0x to 1.2x	10	104	69	43	87	393	—	—	706
Less than 1.0x	1	24	18	30	24	47	—	—	144
Total agricultural	$45	$301	$191	$146	$268	$1,699	$—	$—	$2,650

Total commercial and agricultural mortgage loans:
Greater than 2.0x	$15	$155	$193	$180	$1,161	$3,962	$—	$—	$5,666
1.8x to 2.0x	—	26	113	16	44	1,327	—	307	1,833
1.5x to 1.8x	10	214	469	296	841	1,543	72	164	3,609
1.2x to 1.5x	93	2,190	854	428	544	1,303	30	94	5,536
1.0x to 1.2x	210	798	187	305	438	1,491	404	106	3,939
Less than 1.0x	1	24	18	164	199	205	—	—	611
Total commercial and agricultural mortgage loans	$329	$3,407	$1,834	$1,389	$3,227	$9,831	$506	$671	$21,194
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
(4)Mortgage loans carried at fair value using the fair value option of $72 million are excluded from the above tables.

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

DSC Ratios (2) (3)

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
The amortized cost of residential mortgage loans by credit quality indicator and origination year was as follows:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	March 31, 2026
	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
	(in millions)
Performance indicators:
Performing	$29	$729	$524	$308	$164	$123	$1,877
Nonperforming	—	—	—	—	—	—	—
Total	$29	$729	$524	$308	$164	$123	$1,877

	December 31, 2025
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
Performance indicators:
Performing	$711	$602	$340	$168	$121	$4	$1,946
Nonperforming	—	—	—	—	—	—	—
Total	$711	$602	$340	$168	$121	$4	$1,946

Past-Due and Nonaccrual Mortgage Loan Status
The aging analysis of past-due mortgage loans at amortized cost were as follows:
Age Analysis of Past Due Mortgage Loans at Amortized Cost

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
March 31, 2026:
Mortgage loans:
Commercial	$—	$—	$—	$—	$18,459	$18,459	$85	$18,544	$—	$—
Agricultural	26	—	17	43	2,597	2,640	10	2,650	—	—
Residential	2	3	5	10	1,867	1,877	—	1,877	—	—
Total	$28	$3	$22	$53	$22,923	$22,976	$95	$23,071	$—	$—

December 31, 2025:
Mortgage loans:
Commercial	$—	$—	$—	$—	$18,348	$18,348	$37	$18,385	$—	$—
Agricultural	13	—	24	37	2,602	2,639	11	2,650	9	—
Residential	5	1	4	10	1,936	1,946	—	1,946	—	—
Total	$18	$1	$28	$47	$22,886	$22,933	$48	$22,981	$9	$—
As of March 31, 2026 and December 31, 2025, the amortized cost of problem mortgage loans that had been classified as non-accrual loans were $49 million and $11 million, respectively.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Loan Modifications
During the three months ended March 31, 2026. the Company granted modifications on two commercial mortgage loans. One modification involved extending the maturity two years to April 20, 2028, the ability to capitalize interest, and reinstatement of financial covenant testing. The other modification involved splitting a commercial mortgage loan into two notes. No principal forgiveness or interest rate reduction was granted. The loans have an amortized cost of $207 million and represent 1.1% of total commercial loans.
During 2025, the Company granted a modification to a commercial mortgage. This modification involved waiving a $10 million paydown requirement and extending the maturity date until June 10, 2027. Additionally, the loan will continue to accrue interest but will have a reduced pay rate, with the difference due and payable at maturity. The loan has an amortized cost of $35 million and represents 0.2% of total commercial mortgage loans.
During 2025, the Company also granted a modification splitting an agricultural mortgage loan into three notes. The loans have an amortized cost of $9 million, which is fully attributed to the first note, and represent 0.3% of total agricultural loans.
During 2024, the Company granted a modification splitting a commercial mortgage loan into two notes. One note retaining the original loan terms and the second note with an increased interest rate to market terms and required management of excess cash. The loans have an amortized cost of $65 million and represents 0.3% of total commercial mortgage loans.
During 2023, the Company granted a modification of interest rates on four commercial mortgage loans, but not to market terms and required management of excess cash. The loans have an amortized cost of $148 million which represents 0.8% of total commercial mortgage loans. Two of the four loans also have term extensions of 17 months to 4 years. During the year ended December 31, 2025, two of the modified loans of $84 million were disposed.
The impact to Investment income or gains (losses) as a result of these modifications was not material to the consolidated financial statements.
The above modifications are performing in accordance with their restructured terms.
Equity Securities
The breakdown of unrealized and realized gains and (losses) on equity securities was as follows:
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(6)	$—
Net investment gains (losses) recognized on securities sold during the period	1	—
Unrealized and realized gains (losses) on equity securities	$(5)	$—
Trading Securities
As of March 31, 2026 and December 31, 2025, respectively, the fair value of the Company’s trading securities was $1.6 billion and $1.6 billion. As of March 31, 2026 and December 31, 2025, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $65 million and $73 million.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The breakdown of net investment income (loss) from trading securities was as follows:
Net Investment Income (Loss) from Trading Securities

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(31)	$(17)
Net investment gains (losses) recognized on securities sold during the period	—	16
Unrealized and realized gains (losses) on trading securities	(31)	(1)
Interest and dividend income from trading securities	19	9
Net investment income (loss) from trading securities	$(12)	$8
Fixed maturities, at fair value using the fair value option
The breakdown of net investment income (loss) from fixed maturities, at fair value using the fair value option were as follows:
Net Investment Income (Loss) from Fixed Maturities, at Fair Value using the Fair Value Option

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(22)	$7
Net investment gains (losses) recognized on securities sold during the period	3	2
Unrealized and realized gains (losses) from fixed maturities	(19)	9
Interest and dividend income from fixed maturities	9	—
Net investment income (loss) from fixed maturities	$(10)	$9
Net Investment Income
The following table provides the components of Net investment income by investment type:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Fixed maturities	$955	$936
Mortgage loans on real estate	299	260
Other equity investments	83	44
Policy loans	24	55
Trading securities	(12)	8
Other investment income	(11)	(23)
Mortgage loans at fair value	(2)	—
Fixed maturities, at fair value using the fair value option	(10)	9
Gross investment income (loss)	1,326	1,289
Investment expenses	(42)	(41)
Net investment income (loss)	$1,284	$1,248

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses were as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Fixed maturities	$(20)	$(8)
Mortgage loans on real estate	(5)	(7)
Other	(4)	1
Investment gains (losses), net	$(29)	$(14)

For the three months ended March 31, 2026 and 2025, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $0 million and $0 million.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
The following table presents the gross notional amount and fair value of the Company’s derivatives:

Derivative Instruments by Category

	March 31, 2026				December 31, 2025
		Fair Value				Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$3,421	$117	$114	$3	$3,286	$96	$142	$(46)
Interest swaps	952	—	336	(336)	952	—	330	(330)
Total: designated for hedge accounting	4,373	117	450	(333)	4,238	96	472	(376)
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	16,476	4	—	4	15,052	1	—	1
Swaps	18,030	1,022	135	887	18,290	61	47	14
Options	85,430	23,619	6,026	17,593	88,273	27,686	6,580	21,106
Forwards	—	1	2	(1)	—	34	—	34
Interest rate contracts:
Futures	8,493	—	—	—	8,802	—		—
Swaps	598	—	11	(11)	601	—	18	(18)
Options	50	5	—	5	50	5	—	5
Credit contracts:
Credit default swaps	356	1	5	(4)	397	1	11	(10)
Currency contracts:
Currency swaps	110	2	—	2	—	—	—	—
Currency forwards	81	19	16	3	90	15	16	(1)
Other freestanding contracts:
Margin	—	1,094	—	1,094	—	948	—	948
Collateral	—	145	17,386	(17,241)	—	144	20,776	(20,632)
Total: not designated for hedge accounting	129,624	25,912	23,581	2,331	131,555	28,895	27,448	1,447

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2)	—	—	18,537	(18,537)	—	—	21,819	(21,819)
Modco payable	—	2	—	2	—	(1)	—	(1)
Total embedded derivatives	—	2	18,537	(18,535)	—	(1)	21,819	(21,820)

Total derivative instruments	$133,997	$26,031	$42,568	$(16,537)	$135,793	$28,990	$49,739	$(20,749)
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss):
Derivative Instruments by Category

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	Net Derivative Gains (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivative Gains (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI

Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$1	$5	$97	$66	$—	$6	$33	$(37)
Interest swaps	—	7	—	(4)	—	(3)	—	(21)
Total: designated for hedge accounting	1	12	97	62	—	3	33	(58)
Derivatives: not designated for hedge accounting
Equity contracts:
Futures	(85)	—	—	—	(200)	—	—	—
Swaps	520	—	—	—	705	—	—	—
Options	(2,253)	—	—	—	(2,645)	—	—	—
Forwards	(35)	—	—	—	—	—	—	—
Interest rate contracts:
Futures	2	—	—	—	(23)	—	—	—
Swaps	(6)	—	—	—	15	—	—	—
Options	—	—	—	—	(1)	—	—	—
Credit contracts:
Credit default swaps	3	—	—	—	—	—	—	—
Currency contracts:
Currency swaps	—	—	—	—	(30)	—	—	—
Currency forwards	2	—	—	—	—	—	—	—
Other freestanding contracts:
Margin	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	(1,852)	—	—	—	(2,179)	—	—	—

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features	2,437	—	—	—	2,978	—	—	—
Modco payable	(6)	—	—	—	—	—	—	—
Total embedded derivatives	2,431	—	—	—	2,978	—	—	—

Total derivative instruments	$580	$12	$97	$62	$799	$3	$33	$(58)
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents a roll-forward of cash flow hedges recognized in AOCI:
Roll-forward of Cash flow hedges in AOCI

	Three Months Ended March 31,
	2026	2025
	(in millions)
Balance, beginning of period	$(67)	$80
Amount recorded in AOCI
Currency swaps	49	10
Interest swaps	(1)	(29)
Total amount recorded in AOCI	48	(19)
Amount reclassified from (to) income to AOCI
Currency swaps (1)	17	(47)
Interest swaps (1)	(3)	8
Total amount reclassified from (to) income to AOCI	14	(39)
Balance, end of period (2)	$(5)	$22
______________
(1)    Currency swaps income is reported in Net investment income in the consolidated statements of income (loss). Interest swaps income is reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)    The Company does not estimate the amount of the deferred losses in AOCI at March 31, 2026 and 2025, which will be released and reclassified into net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of March 31, 2026 and December 31, 2025, are exchange-traded and net settled daily in cash. As of March 31, 2026 and December 31, 2025, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $941 million and $810 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $137 million and $128 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $32 million and $26 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of March 31, 2026 and December 31, 2025, respectively, the Company held $17.4 billion and $20.8 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $145 million and $144 million as of March 31, 2026 and December 31, 2025, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
As of March 31, 2026 and December 31, 2025, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables present information about the Company’s offsetting of financial assets and liabilities and derivative instruments:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of March 31, 2026

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$26,028	$18,370	$7,658	$(5,645)	$2,013
Secured lending	299	—	299	—	299
Other financial assets	1,963	—	1,963	—	1,963
Other invested assets	$28,290	$18,370	$9,920	$(5,645)	$4,275

Liabilities:
Derivative liabilities (2)	$18,385	$18,370	$15	$—	$15
Secured lending	299	—	299	—	299
Other financial liabilities	6,534	—	6,534	—	6,534
Other liabilities	$25,218	$18,370	$6,848	$—	$6,848
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
Assets allocated to the Closed Block inure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of the Company’s General Account, any of its Separate Accounts or any affiliate of the Company without the approval of the New York State Department of Financial Services (the “NYDFS”). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. For more information on the Closed Block, see Note 6 of the Notes to the Company's consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025.
Summarized financial information for the Company’s Closed Block is as follows:

	March 31, 2026	December 31, 2025
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$4,908	$4,970
Other liabilities	102	118
Total Closed Block liabilities	5,010	5,088

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $2,582 and $2,621) (allowance for credit losses of $0 and $0)	2,506	2,566
Mortgage loans on real estate (net of allowance for credit losses of $17 and $24)	1,425	1,426
Policy loans	492	500
Cash and other invested assets	242	257
Other assets	95	97
Total assets designated to the Closed Block	4,760	4,846

Excess of Closed Block liabilities over assets designated to the Closed Block	250	242
Amounts included in AOCI:
Net unrealized investment gains (losses), net of income tax: $16 and $12	(60)	(44)
Maximum future earnings to be recognized from Closed Block assets and liabilities	$190	$198

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Revenues:
Premiums and other income	$24	$27
Net investment income (loss)	48	51
Investment gains (losses), net	7	(1)
Total revenues	79	77

Benefits and Other Deductions:
Policyholders’ benefits and dividends	67	74
Other operating costs and expenses	1	—
Total benefits and other deductions	68	74
Net income (loss), before income taxes	11	3
Income tax (expense) benefit	(2)	(1)
Net income (loss)	$9	$2

6)    DAC AND OTHER DEFERRED ASSETS/LIABILITIES
The following table presents a reconciliation of DAC to the consolidated balance sheets:

	March 31, 2026	December 31, 2025
	(in millions)
Retirement
GMxB Core	$1,584	$1,587
EQUI-VEST Individual	153	153
Investment Edge	285	273
SCS	2,343	2,274
EQUI-VEST Group	792	789
Momentum	78	79
Corporate and Other
Term	273	288
Universal Life	165	167
Variable Universal Life	1,153	1,143
Indexed Universal Life	179	181
GMxB Legacy	462	472
Closed Block	96	98
Other	21	19
Total	$7,584	$7,523
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Changes in the DAC asset were as follows:

	Three Months Ended March 31, 2026
	Retirement						Corporate and Other						Total
	GMxB Core	EI	IE	SCS	EG	Momentum	Term	UL	VUL	IUL	GMxB Legacy	CB (1)
	(in millions)
Balance, beginning of period	$1,587	$153	$273	$2,274	$789	$79	$288	$167	$1,143	$181	$472	$98	$7,504
Capitalization	38	3	18	183	15	3	2	2	30	1	5	—	300
Amortization	(41)	(3)	(6)	(95)	(12)	(4)	(8)	(3)	(17)	(3)	(15)	(2)	(209)
Recovery of acquisition costs (2)	—	—	—	(19)	—	—	(9)	(1)	(3)	—	—	—	(32)
Balance, end of period	$1,584	$153	$285	$2,343	$792	$78	$273	$165	$1,153	$179	$462	$96	$7,563
______________
(1)“CB” defined as Closed Block.
(2)Related to third party reinsurance transactions.

	Three Months Ended March 31, 2025
	Retirement						Corporate and Other						Total
	GMxB Core	EI	IE	SCS	EG	Momentum	Term	UL	VUL	IUL	GMxB Legacy	CB
	(in millions)
Balance, beginning of period	$1,605	$154	$225	$1,938	$768	$83	$314	$170	$1,083	$186	$517	$107	$7,150
Capitalization	37	3	16	157	15	3	2	5	35	3	5	—	281
Amortization (1)	(38)	(3)	(5)	(77)	(12)	(4)	(9)	(3)	(16)	(3)	(18)	(2)	(190)
Balance, end of period	$1,604	$154	$236	$2,018	$771	$82	$307	$172	$1,102	$186	$504	$105	$7,241
______________
(1)Includes an immaterial impact from Novation. See Note 1 for additional details.

Changes in the Retirement and Corporate and Other sales inducement assets were as follows:

	Three Months Ended March 31,
	2026		2025
	Retirement	Corporate and Other	Retirement	Corporate and Other
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(in millions)
Balance, beginning of period	$107	$141	$117	$160
Capitalization	—	—	—	—
Amortization	(3)	(4)	(3)	(5)
Balance, end of period	$104	$137	$114	$155

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Changes in the Corporate and Other unearned revenue liability were as follows:

	Three Months Ended March 31,
	2026			2025
	UL	VUL	IUL	UL	VUL	IUL
	(in millions)
Balance, beginning of period	$112	$866	$254	$114	$840	$250
Capitalization	3	39	10	3	37	12
Amortization	(2)	(15)	(5)	(2)	(13)	(4)
Recovery of unearned revenue reserves (1)	(2)	(21)	(7)	—	—	—
Balance, end of period	$111	$869	$252	$115	$864	$258
______________
(1)    Related to third party reinsurance transactions.
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
Fair Value Measurements as of March 31, 2026

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$42,970	$2,740	$45,710
U.S. Treasury, government and agency	—	3,700	—	3,700
States and political subdivisions	—	308	—	308
Foreign governments	—	470	—	470
Residential mortgage-backed (2)	—	7,604	—	7,604
Asset-backed (3)	—	14,691	1,636	16,327
Commercial mortgage-backed	—	4,592	40	4,632
Redeemable preferred stock	—	57	—	57
Total fixed maturities, AFS	—	74,392	4,416	78,808
Fixed maturities, at fair value using the fair value option	—	2,495	439	2,934
Mortgage loans, at fair value using the fair value option	—	—	72	72
Other equity investments (4)	260	178	22	460
Trading securities	373	925	347	1,645
Other invested assets:
Short-term investments	—	102	—	102
Assets of consolidated VIEs/VOEs	30	391	1	422
Swaps	—	545	—	545
Credit default swaps	—	(4)	—	(4)
Futures	4	—	—	4
Options	—	17,598	—	17,598
Forwards	—	2	—	2
Total other invested assets	34	18,634	1	18,669
Cash equivalents	4,210	—	—	4,210
Segregated securities	—	351	—	351
Purchased market risk benefits	—	—	5,266	5,266
Assets for market risk benefits	—	—	675	675
Modco payable (5)	—	—	2	2
Separate Accounts assets (6)	127,219	2,774	—	129,993
Total Assets	$132,096	$99,749	$11,240	$243,085

Liabilities:
Notes issued by consolidated VIEs, at fair value using the fair value option (7)	$—	$2,785	$293	$3,078
SCS, SIO, MSO and IUL indexed features’ liability	—	18,537	—	18,537
Liabilities of consolidated VIEs and VOEs	—	25	—	25
Liabilities for market risk benefits	—	—	9,825	9,825
Contingent payment arrangements	—	—	9	9
Total Liabilities	$—	$21,347	$10,127	$31,474
______________
(1)Corporate fixed maturities includes both public and private issues.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Includes short position equity securities of $30 million that are reported in other liabilities.
(5)Represents ceded reserves on NI modco (see Note 1 of the Notes to these Consolidated Financial Statements). Reflected in Amounts due from reinsurers.
(6)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of March 31, 2026, the fair value of such investments was $290 million.
(7)Accrued interest payable of $12 million is reported in Notes issued by consolidated VIEs, at fair value using the fair value option in the consolidated balance sheets, which is not required to be measured at fair value on a recurring basis.
Fair Value Measurements as of December 31, 2025

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$42,345	$2,496	$44,841
U.S. Treasury, government and agency	—	3,737	—	3,737
States and political subdivisions	—	310	—	310
Foreign governments	—	482	—	482
Residential mortgage-backed (2)	—	7,086	—	7,086
Asset-backed (3)	—	14,513	1,545	16,058
Commercial mortgage-backed (2)	—	4,552	38	4,590
Redeemable preferred stock	—	58	—	58
Total fixed maturities, AFS	—	73,083	4,079	77,162
Fixed maturities, at fair value using the fair value option	—	2,484	459	2,943
Mortgage loans, at fair value using the fair value option	—	—	50	50
Other equity investments (4)	247	210	17	474
Trading securities	404	882	286	1,572
Other invested assets:
Short-term investments	—	28	68	96
Assets of consolidated VIEs/VOEs	33	318	1	352
Swaps	—	(380)	—	(380)
Credit default swaps	—	(10)	—	(10)
Futures	1	—	—	1
Options	—	21,111	—	21,111
Forwards	—	33	—	33
Total other invested assets	34	21,100	69	21,203
Cash equivalents	4,998	—	—	4,998
Segregated securities	—	499	—	499
Purchased market risk benefits	—	—	5,260	5,260
Assets for market risk benefits	—	—	752	752
Modco payable (5)	—	—	(1)	(1)
Separate Accounts assets (6)	133,142	2,678	—	135,820
Total Assets	$138,825	$100,936	$10,971	$250,732

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Level 1	Level 2	Level 3	Total
	(in millions)
Liabilities:
Notes issued by consolidated VIEs, at fair value using the fair value option (7)	$—	$2,454	$254	$2,708
SCS, SIO, MSO and IUL indexed features’ liability	—	21,819	—	21,819
Liabilities of consolidated VIEs and VOEs	—	20	—	20
Liabilities for market risk benefits	—	—	10,153	10,153
Contingent payment arrangements	—	—	9	9
Total Liabilities	$—	$24,293	$10,416	$34,709
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
(7)Accrued interest payable of $19 million is reported in Notes issued by consolidated VIEs, at fair value using the fair value option in the consolidated balance sheets, which is not required to be measured at fair value on a recurring basis.
Public Fixed Maturities
The fair values of the Company’s public fixed maturities, including those accounted for using the fair value option, are generally based on prices obtained from independent valuation service providers, for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs.
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
Freestanding Derivative Positions
The net fair value of the Company’s freestanding derivative positions as disclosed in Note 4 of the Notes to these Consolidated Financial Statements is generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including overnight index swap curves and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable.
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
Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as pre-payment, default, and collateral information, for the purpose of measuring the fair value of mortgage- and asset-backed securities. The Company’s AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.
Certain Company products, such as the SCS, EQUI-VEST variable annuity products, IUL and the MSO fund available in some life contracts, offer investment options which permit the contract owner to participate in the performance of an index, ETF or commodity price. These investment options, which depending on the product and on the index selected, can currently have one, three, five or six year terms, provide for participation in the performance of specified indices, ETF or commodity price movement up to a segment-specific declared maximum rate. Under certain conditions that vary by product, e.g., holding these segments for the full term, these segments also shield policyholders from some or all negative investment performance associated with these indices, ETFs or commodity prices. These investment options have defined formulaic liability amounts, and the current values of the option component of these segment reserves are classified as Level 2 embedded derivatives. The fair values of these embedded derivatives are based on data obtained from independent valuation service providers.

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
•Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit, which may include either a five-year or an annual reset; or
•Withdrawal: the withdrawal is guaranteed up to a maximum amount per year for life.
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
Purchased MRB assets, which are accounted for as MRBs carried at fair value, are also considered Level 3 for fair value leveling. The purchased MRB asset fair value reflects the present value of reinsurance premiums, net of recoveries, adjusted for risk margins and nonperformance risk over a range of market consistent economic scenarios, while the MRB asset and liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins and nonperformance risk, attributable to the MRB asset and liability over a range of market-consistent economic scenarios.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
After giving consideration to collateral arrangements, the Company reduced the fair value of its purchased MRB asset by $34 million and $42 million as of March 31, 2026 and December 31, 2025, respectively, to recognize incremental counterparty non-performance risk.
The Company’s Level 3 liabilities include contingent payment arrangements associated with acquisitions in 2020 by AB. At each reporting date, AB estimates the fair values of the contingent consideration expected to be paid based upon revenue and discount rate projections using unobservable market data inputs, which are included in Level 3 of the valuation hierarchy. The Company’s consolidated VIEs/VOEs hold investments that are classified as Level 3, primarily corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities.
Transfers of Financial Instruments Between Levels 2 and 3
During the three months ended March 31, 2026, fixed maturities with fair values of $512 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair values of $220 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 39.4% of total equity as of March 31, 2026.
During the three months ended March 31, 2025, fixed maturities with fair values of $879 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair values of $183 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 25.3% of total equity as of March 31, 2025.
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses). Not included below are the changes in balances related to MRBs and purchased MRBs level 3 assets and liabilities, which are included in Note 9 of the Notes to these Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31, 2026
	Corporate	Asset-backed	CMBS	Fixed maturities, at FVO	Mortgage Loans, at FVO
	(in millions)
Balance, beginning of period	$2,496	$1,545	$38	$459	$50
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	(7)	—
Investment gains (losses), net	(9)	(4)	—	—	(3)
Subtotal	(8)	(4)	—	(7)	(3)
Other comprehensive income (loss)	(19)	(12)	(1)	—	—
Purchases	464	319	3	46	25
Debt issuances	—	—	—	—	—
Sales	(111)	(115)	—	(11)	—
Settlements	—	—	—	—	—
Change in fair value of modco payable	—	—	—	—	—
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	21	69	—	126	—
Transfers out of Level 3 (1)	(103)	(166)	—	(174)	—
Balance, end of period	$2,740	$1,636	$40	$439	$72
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$(6)	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(19)	$(11)	$(1)	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of March 31, 2026, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31, 2026
	Other Equity Investments (1)	Trading Securities, at Fair Value	Short-term investments	Modco Payable	Notes issued by consolidated VIEs	Contingent Payment Arrangement

Balance, beginning of period	$18	$286	$68	$(1)	$(254)	$(9)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	—	—	—
Subtotal	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases	5	64	—	—	—	—
Debt issuances	—	—	—	—	(44)	—
Sales	(4)	(2)	—	—	—	—
Settlements	—	—	—	—	5	—
Change in fair value of modco payable	—	—	—	3	—	—
Other	—	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	—
Transfers into Level 3 (2)	4	—	—	—	—	—
Transfers out of Level 3 (2)	—	(1)	(68)	—	—	—
Balance, end of period	$23	$347	$—	$2	$(293)	$(9)

Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (3)	$—	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (3)	$—	$—	$—	$—	$—	$—
______________
(1)Other Equity Investments include other invested assets.
(2)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(3)For instruments held as of March 31, 2026, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31, 2025
	Corporate (3)	Asset-backed	CMBS	Fixed maturities, at FVO
	(in millions)
Balance, beginning of period	$2,472	$232	$8	$275
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	2
Investment gains (losses), net	(3)	—	—	(4)
Subtotal	(2)	—	—	(2)
Other comprehensive income (loss)	11	3	—	—
Purchases	145	386	—	112
Debt issuances	—	—	—	—
Sales	(98)	(122)	—	(14)
Settlements	—	—	—	—
Change in fair value of modco payable	—	—	—	—
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	—	149	—	32
Transfers out of Level 3 (1)	(697)	—	—	(140)
Balance, end of period	$1,831	$648	$8	$263
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$8	$3	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of March 31, 2025, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Three Months Ended March 31, 2025
	Other Equity Investments (1)	Trading Securities, at Fair Value	Notes issued by consolidated VIEs	Contingent Payment Arrangement

Balance, beginning of period	$55	$80	$(172)	$(9)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	—	—	—	—
Investment gains (losses), net	—	—	—	—
Subtotal	—	—	—	—
Other comprehensive income (loss)	—	—	—	—
Purchases	3	29	—	—
Debt issuances	—	—	(1)	—
Sales	—	—	—	—
Settlements	—	—	5	1
Change in fair value of modco payable	—	—	—	—
Other	—	—	—	—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31, 2025
	Other Equity Investments (1)	Trading Securities, at Fair Value	Notes issued by consolidated VIEs	Contingent Payment Arrangement

Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (2)	2	—	—	—
Transfers out of Level 3 (2)	(42)	—	—	—
Balance, end of period	$18	$109	$(168)	$(8)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (3)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (3)	$—	$—	$—	$—
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
Quantitative Information about Level 3 Fair Value Measurements as of March 31, 2026

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$1,203	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	4.4x - 26.3x 7.8% - 44.2% 0.9x - 25.7x 9.9% - 51.9%	12.7x 4.0% 6.3x 19.3%
Other equity investments	1	Discounted Cash Flow	Earnings multiple	4.4x - 8.7x	6.8x
Trading securities, at fair value (5)	83	Discounted cash flow	Earnings multiple Discount factor Discount years	10.9x 10.0% 7
Trading securities, at fair value (5)	238	Market comparable companies	EBITDA Multiples Cashflow Multiples	6.5x - 26.3x 0.9x - 25.7x	14.6x 7.5x
Mortgage loans, at fair value using the fair value option	72	Discounted cash flow	Discount rate Loan to value	6.2% - 6.6% 64.0% - 66.0%
Purchased MRB asset (1) (2) (4)	5,266	Discounted cash flow	Lapse rates Withdrawal rates GMIB Utilization rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.04% - 13.67% 0.12% - 6.51% 0.04% - 63.69% 0 bps - 91 bps 18% - 29% 0.01% - 0.17% 0.06% - 0.51% 0.31% - 40.40%	2.25% 0.66% 6.91% 6 bps 23% 3.34% (same for all ages) (same for all ages)
Liabilities:
AB Contingent consideration payable	$9	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 8.0% 1.9% - 1.9%	4.9% 1.9%
Direct MRB (1) (2) (3) (4)	9,150	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	107 bps 0.04%-38.09% 0.00%-8.00% 0.04%-100.00% 0.01%-0.17% 0.06%-0.51% 0.31%-40.40%	107 bps 4.03% 0.83% 5.49% 2.97% (same for all ages) (same for all ages)
______________
(1)Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.
(2)Lapses and pro rata withdrawal rates were developed as a function of the policy account value. Dollar-for-dollar withdrawal rates were developed as a function of the dollar-for-dollar threshold, the dollar-for-dollar limit. Utilization rates were developed as a function of the benefit base.
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $9.8 billion of MRB liabilities and $675 million of MRB assets.
(4)Includes Legacy and Core products.
(5)Certain newly acquired Level 3 Trading securities are not presented as cost basis approximates fair value as of March 31, 2026.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2025

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$1,189	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	4.8x - 34.0x 7.3% - 21.3% 0.6x - 29.5x 2.1% - 80.0%	13.8x 3.4% 15.0x 10.3%
Other equity investments	3	Discounted Cash Flow	Earnings Multiple	6.9x - 9.4x	6.9x
Trading securities, at fair value (5)	83	Discounted cash flow	Earnings multiple Discounts factor Discount years	10.9x 10.0% 7
Trading securities, at fair value (5)	139	Market comparable companies	EBITDA multiples Cashflow Multiples	6.8x - 34.0x 4.0x - 29.5x	15.1x 7.6x
Mortgage loans, at fair value using the fair value option	50	Discounted cash flow	Discount rate Loan to value	5.1% - 5.7% 64.0% - 64.5%
Purchased MRB asset (1) (2) (4)	5,260	Discounted cash flow	Lapse rates Withdrawal rates GMIB Utilization rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.04% - 13.67% 0.12% - 6.51% 0.04% - 63.69% 3 bps - 85 bps 13% - 29% 0.01% - 0.17% 0.06% - 0.51% 0.31% - 40.40%	2.34% 0.68% 6.87% 7 bps 23% 3.41% (same for all ages) (same for all ages)
Liabilities:
AB Contingent consideration payable	$9	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 13.3% 1.9% - 1.9%	6.8% 1.9%
Direct MRB (1) (2) (3) (4)	9,401	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	77 bps 0.04% - 38.09% 0.00% - 8.00% 0.04% - 100.00% 0.01% - 0.17% 0.06% - 0.51% 0.31% - 40.40%	77 bps 4.09% 0.83% 5.29% 2.95% (same for all ages) (same for all ages)
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
(2)Lapses and pro rata withdrawal rates were developed as a function of the policy account value. Dollar-for-dollar withdrawal rates were developed as a function of the dollar-for-dollar threshold, the dollar-for-dollar limit. Utilization rates were developed as a function of the benefit base.
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
Excluded from the tables above as of March 31, 2026 and December 31, 2025, respectively, are approximately $3.7 billion and $3.5 billion of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of March 31, 2026 and December 31, 2025, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of March 31, 2026 and December 31, 2025, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
Other Equity Investments
Included in other equity investments classified as Level 3 are venture capital securities in the Technology, Media and Telecommunications industries. The fair value measurements of these securities include significant unobservable inputs, including an enterprise value to revenue multiples and a discount rate to account for liquidity and various risk factors. Significant increases (decreases) in the enterprise value to revenue multiple inputs in isolation would have resulted in a significantly higher (lower) fair value measurement. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement.
Market Risk Benefits
Significant unobservable inputs with respect to the fair value measurement of the purchased MRB assets and MRB liabilities identified in the table above are developed using Company data. Future policyholder behavior is an unobservable market assumption and, as such, all aspects of policyholder behavior are derived based on recent historical experience. These policyholder behaviors include lapses, pro rata withdrawals, dollar-for-dollar withdrawals, GMIB utilization, deferred mortality and payout phase mortality. Many of these policyholder behaviors have dynamic adjustment factors based on the relative value of the rider as compared to the account value in different economic environments. This applies to all variable annuity related products; products with GMxB riders including but not limited to GMIB, GMDB, and GWBL.
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
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
March 31, 2026:
Mortgage loans on real estate	$22,785	$—	$—	$21,852	$21,852
Policy loans	$1,845	$—	$—	$1,922	$1,922
Policyholders’ liabilities: Investment contracts	$2,952	$—	$—	$2,910	$2,910
Modco payable (1)	$339	$—	$—	$339	$339
Funding agreements (2)	$17,430	$—	$17,283	$—	$17,283
Short-term debt	$—	$—	$—	$—	$—
Long-term debt	$3,837	$—	$3,728	$—	$3,728
Separate Accounts liabilities	$12,179	$—	$—	$12,179	$12,179

December 31, 2025:
Mortgage loans on real estate	$22,668	$—	$—	$21,907	$21,907
Policy loans	$1,862	$—	$—	$1,958	$1,958
Policyholders’ liabilities: Investment contracts	$2,808	$—	$—	$2,777	$2,777
Modco payable (1)	$323	$—	$—	$323	$323
Funding agreements	$17,996	$—	$17,916	$—	$17,916
Short-term debt	$25	$—	$25	$—	$25
Long-term debt	$3,835	$—	$3,814	$—	$3,814
Separate Accounts liabilities	$12,365	$—	$—	$12,365	$12,365
______________
(1)Modco payable is reported in Amounts due from reinsurers in the consolidated balance sheets.
(2)Excludes accrued interest of $117 million as of March 31, 2026.
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
Funding Agreements
The fair values of Equitable Financial and Equitable America’s FHLB long term funding agreements’ fair values are determined based on indicative market rates published by the FHLB, provided to AB and modeled for each note’s FMV. FHLB short-term funding agreements’ fair values are reflective of notional/par value.

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
Otherwise Not Required to be Included in the Table Above
The Company’s investment in COLI policies is recorded at their cash surrender value and therefore are not required to be included in the table above. See Note 2 of the Notes to these Consolidated Financial Statements for further description of the Company’s accounting policy related to its investment in COLI policies.
8)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS
The following table reconciles the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheets:

	March 31, 2026	December 31, 2025
	(in millions)
Reconciliation
Term	$1,209	$1,241
Payout	5,243	5,243
Group Pension - Benefit Reserve & DPL	417	432
Health	1,274	1,316
UL	1,347	1,328
Subtotal	9,490	9,560
Whole Life Closed Block and Open Block products	4,913	4,980
Other (1)	933	936
Future policyholder benefits total	15,336	15,476
Other policyholder funds and dividends payable	2,105	2,184
Total	$17,441	$17,660
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table summarizes balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts:

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	Retirement	Corporate & Other			Retirement	Corporate & Other
	Payout	Term	Group Pension	Health	Payout	Term	Group Pension	Health
	(in millions)
Present Value of Expected Net Premiums
Balance, beginning of period	$—	$1,818	$—	$(23)	$—	$1,932	$—	$(25)
Beginning balance at original discount rate	—	1,802	—	(24)	—	1,959	—	(26)
Effect of changes in cash flow assumptions	—	—	—	—	—	—	—	—
Effect of actual variances from expected experience	—	(26)	—	—	—	(29)	—	(2)
Adjusted beginning of period balance	—	1,776	—	(24)	—	1,930	—	(28)
Issuances	—	8	—	—	—	11	—	—
Interest accrual	—	22	—	—	—	24	—	—
Net premiums collected	—	(42)	—	1	—	(46)	—	1
Ending Balance at original discount rate	—	1,764	—	(23)	—	1,919	—	(27)
Effect of changes in discount rate assumptions	—	(16)	—	1	—	(7)	—	1
Balance, end of period	$—	$1,748	$—	$(22)	$—	$1,912	$—	$(26)

Present Value of Expected Future Policy Benefits
Balance, beginning of period	$5,243	$3,058	$432	$1,293	$5,050	$3,216	$460	$1,337
Beginning balance of original discount rate	5,402	2,991	472	1,458	5,390	3,215	514	1,555
Effect of changes in cash flow assumptions (1)	(15)	—	—	—	(468)	—	—	—
Effect of actual variances from expected experience	—	(38)	—	(1)	(1)	(39)	—	(6)
Adjusted beginning of period balance	5,387	2,953	472	1,457	4,921	3,176	514	1,549
Issuances	172	8	—	—	201	11	—	—
Interest accrual	52	37	4	12	51	40	5	13
Benefits payments	(141)	(58)	(14)	(36)	(127)	(58)	(16)	(38)
Ending Balance at original discount rate	5,470	2,940	462	1,433	5,046	3,169	503	1,524
Effect of changes in discount rate assumptions	(227)	16	(45)	(181)	(264)	34	(49)	(197)
Balance, end of period	$5,243	$2,956	$417	$1,252	$4,782	$3,203	$454	$1,327
Impact of flooring LFPB at zero	—	1	—	—	—	1	—	—
Net liability for future policy benefits	5,243	1,209	417	1,274	4,782	1,292	454	1,353
Less: Reinsurance recoverable	(1,206)	(916)	—	(991)	(960)	6	—	(1,060)
Net liability for future policy benefits, after reinsurance recoverable	$4,037	$293	$417	$283	$3,822	$1,298	$454	$293

Weighted-average duration of liability for future policyholder benefits (years)	7.4	6.8	6.8	8.1	7.7	6.8	6.9	8.3
______________
(1)Includes the net income impact due to novation as described in Note 1.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts:

	March 31, 2026	December 31, 2025
	(in millions)
Term
Expected future benefit payments and expenses (undiscounted)	$5,123	$5,214
Expected future gross premiums (undiscounted)	6,153	6,250
Expected future benefit payments and expenses (discounted; AOCI basis)	2,956	3,058
Expected future gross premiums (discounted; AOCI basis)	3,316	3,424

Payout
Expected future benefit payments and expenses (undiscounted)	7,785	7,683
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	5,123	5,127
Expected future gross premiums (discounted; AOCI basis)	—	—

Group Pension
Expected future benefit payments and expenses (undiscounted)	565	578
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	397	412
Expected future gross premiums (discounted; AOCI basis)	—	—

Health
Expected future benefit payments and expenses (undiscounted)	1,950	1,987
Expected future gross premiums (undiscounted)	58	60
Expected future benefit payments and expenses (discounted; AOCI basis)	1,245	1,280
Expected future gross premiums (discounted; AOCI basis)	$46	$48

The table below summarizes the revenue and interest related to nonparticipating traditional and limited payment contracts:

	Three Months Ended March 31,
	2026	2025	2026	2025
	Gross Premium		Interest Accretion
	(in millions)
Revenue and Interest Accretion
Term	$76	$83	$15	$16
Payout	43	67	54	53
Group Pension	—	—	4	5
Health	2	2	13	13
Total	$121	$152	$86	$87

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table provides the weighted average interest rates for the liability for future policy benefits:

	March 31, 2026	December 31, 2025
Weighted Average Interest Rate
Term
Interest accretion rate	5.6%	5.6%
Current discount rate	5.1%	4.9%
Payout
Interest accretion rate	4.6%	4.5%
Current discount rate	5.2%	5.0%
Group Pension
Interest accretion rate	3.4%	3.4%
Current discount rate	5.1%	4.8%
Health
Interest accretion rate	3.4%	3.4%
Current discount rate	5.3%	5.0%
The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities:

	Three Months Ended March 31,
	2026	2025
	Corporate and Other
	UL
	(in millions)
Balance, beginning of period	$1,328	$1,246
Beginning balance before AOCI adjustments	1,347	1,302
Effect of changes in interest rate & cash flow assumptions and model changes	—	—
Effect of actual variances from expected experience	—	5
Adjusted beginning of period balance	1,347	1,307
Interest accrual	15	14
Net assessments collected	16	17
Benefit payments	(15)	(22)
Ending balance before shadow reserve adjustments	1,363	1,316
Effect of reserve adjustment recorded in AOCI	(16)	(52)
Balance, end of period	$1,347	$1,264

Net liability for additional liability	$1,347	$1,264
Less: Reinsurance recoverable	(1,113)	—
Net liability for additional liability, after reinsurance recoverable	$234	$1,264

Weighted-average duration of additional liability - death benefit (years)	18.4	19.3

The following tables provide the revenue, interest and weighted average interest rates, related to the additional insurance liabilities:

	Three Months Ended March 31,
	2026	2025	2026	2025
	Assessments		Interest Accretion
	(in millions)
Revenue and Interest Accretion
UL	$139	$145	$15	$14
Total	$139	$145	$15	$14

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	March 31, 2026	December 31, 2025

Weighted Average Interest Rate
UL	4.5%	4.5%
Interest accretion rate	4.5%	4.5%
The discount rate used for additional insurance liabilities reserve is based on the crediting rate at issue.
9)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for MRBs for the GMxB benefits on deferred variable annuities:

	Three Months Ended March 31,
	2026				2025
	Retirement	Corporate and Other			Retirement	Corporate and Other
	GMxB Core	GMxB Legacy	Legacy Purchased MRB	Net Legacy	GMxB Core	GMxB Legacy	Legacy Purchased MRB	Net Legacy
	(in millions)
Balance, beginning of period	$804	$8,633	$(5,258)	$3,375	$496	$10,508	$(7,372)	$3,136
Balance BOP before changes in the instrument specific credit risk	394	7,925	(5,263)	2,662	163	9,735	(7,368)	2,367
Model changes and effect of changes in cash flow assumptions	—	(37)	55	18	—	(1,344)	1,855	511
Actual market movement effect	96	303	(140)	163	71	349	(116)	233
Interest accrual	16	75	(46)	29	15	106	(64)	42
Attributed fees accrued (1)	97	149	(52)	97	94	165	(60)	105
Benefit payments	(12)	(264)	122	(142)	(11)	(280)	129	(151)
Actual policyholder behavior different from expected behavior	5	24	(15)	9	13	20	—	20
Changes in future economic assumptions	(22)	(114)	83	(31)	147	585	(333)	252
Issuances	2	—	—	—	3	—	—	—
Balance EOP before changes in the instrument-specific credit risk	576	8,061	(5,256)	2,805	495	9,336	(5,957)	3,379
Changes in the instrument-specific credit risk (2)	230	274	(9)	265	222	169	(16)	153
Balance, end of period	$806	$8,335	$(5,265)	$3,070	$717	$9,505	$(5,973)	$3,532

Weighted-average age of policyholders (years)	66.5	74.4	73.9	N/A	65.6	73.8	73.3	N/A
Net amount at risk	$3,096	$15,393	$6,897	N/A	$3,112	$16,915	$7,541	N/A
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table reconciles MRBs by the amounts in an asset position and amounts in a liability position to the MRB amounts in the consolidated balance sheets:

	March 31, 2026					December 31, 2025
	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total
	(in millions)
Retirement
GMxB Core	$(413)	$1,219	$806	$—	$806	$(436)	$1,240	$804	$—	$804
Corporate and Other
GMxB Legacy	(158)	8,493	8,335	(5,265)	3,070	(190)	8,823	8,633	(5,258)	3,375
Other (1)	(104)	113	9	(1)	8	(126)	90	(36)	(2)	(38)
Total	$(675)	$9,825	$9,150	$(5,266)	$3,884	$(752)	$10,153	$9,401	$(5,260)	$4,141
______________
(1)Other primarily includes SCS.
10)     POLICYHOLDER ACCOUNT BALANCES
The following table reconciles the policyholders account balances to the policyholders’ account balance liability in the consolidated balance sheets:

	March 31, 2026	December 31, 2025
	(in millions)
Policyholders’ account balance reconciliation
Retirement
SCS	$80,254	$80,752
EQUI-VEST Individual	1,785	1,819
EQUI-VEST Group	10,882	10,968
Momentum	457	489
GMxB Core	(64)	(52)
Corporate and Other
Universal Life	4,894	4,924
Variable Universal Life	5,214	5,165
GMxB Legacy	222	222
Other (1)	11,471	11,150
Balance (exclusive of Funding Agreements)	115,115	115,437
Funding Agreements	17,547	17,996
Balance, end of period	$132,662	$133,433
_____________
(1)Primarily reflects products Retirement Payout, Retirement Other, Indexed Universal Life, Investment Edge, Group Pension and Closed Block.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table summarizes the balances and changes in policyholder’s account balances:

	Three Months Ended March 31, 2026
	Retirement					Corporate and Other
	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum	Universal Life	Variable Universal Life	GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$(52)	$80,752	$1,819	$10,968	$489	$4,924	$5,165	$222
Premiums received	30	190	9	144	10	139	22	—
Policy charges	(3)	(22)	—	(1)	—	(161)	(69)	14
Surrenders and withdrawals	(8)	(1,706)	(55)	(336)	(29)	(18)	(1)	(15)
Benefit payments	—	(113)	(12)	(16)	—	(43)	(27)	(4)
Net transfers from (to) separate account	(33)	3,043	11	74	(16)	—	85	1
Interest credited (2)	2	(1,890)	13	49	3	53	39	3
Other (4)	—	—	—	—	—	—	—	1
Balance, end of period	$(64)	$80,254	$1,785	$10,882	$457	$4,894	$5,214	$222

Weighted-average crediting rate	1.88%	N/A	3.00%	2.66%	2.29%	3.84%	3.68%	2.78%
Net amount at risk (3)	$3,096	$52	$101	$17	$—	$30,593	$118,130	$15,393
Cash surrender value	$174	$76,608	$1,779	$10,841	$457	$3,283	$3,203	$411
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
(4)Includes the PAB from the policies novated to Venerable, as described in Note 1 of the Notes to these Consolidated Financial Statements.

	Three Months Ended March 31, 2025
	Retirement					Corporate and Other
	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum	Universal Life	Variable Universal Life	GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$(4)	$65,267	$2,037	$11,158	$527	$5,065	$4,982	$226
Premiums received	50	2	10	144	15	154	31	3
Policy charges	(5)	(11)	—	(1)	—	(171)	(69)	14
Surrenders and withdrawals	(7)	(1,242)	(65)	(349)	(31)	(21)	(1)	(18)
Benefit payments	—	(80)	(15)	(18)	(1)	(66)	(32)	(4)
Net transfers from (to) separate account	(54)	3,450	7	134	(3)	—	47	4
Interest credited (2)	2	(2,490)	14	53	3	54	32	2
Other	—	—	—	—	—	—	—	33
Balance, end of period	$(18)	$64,896	$1,988	$11,121	$510	$5,015	$4,990	$260

Weighted-average crediting rate	2.02%	N/A	2.99%	2.72%	2.49%	3.83%	3.69%	2.78%
Net amount at risk (3)	$3,112	$46	$105	$16	$—	$32,764	$117,812	$16,915
Cash surrender value	$219	$61,623	$1,982	$11,012	$511	$3,349	$3,157	$463
______________
(1)SCS sales are recorded as a Separate Account liability until they are swept into the General Account. This sweep is recorded as Net Transfers from (to) separate account.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
The following table presents the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums:

March 31, 2026
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Retirement
GMxB Core	0.00% - 1.50%	$—	$10	$132	$—	$142
	1.51% - 2.50%	26	—	—	—	26
	Greater than 2.50%	9	—	—	—	9
	Total	$35	$10	$132	$—	$177

EQUI-VEST Individual	0.00% - 1.50%	$—	$—	$219	$—	$219
	1.51% - 2.50%	11	18	—	—	29
	Greater than 2.50%	1,537	—	—	—	1,537
	Total	$1,548	$18	$219	$—	$1,785

EQUI-VEST Group	0.00% - 1.50%	$75	$610	$2,514	$141	$3,340
	1.51% - 2.50%	337	—	—	—	337
	Greater than 2.50%	5,708	—	—	—	5,708
	Total	$6,120	$610	$2,514	$141	$9,385

Momentum	0.00% - 1.50%	$—	$11	$256	$48	$315
	1.51% - 2.50%	87	—	—	—	87
	Greater than 2.50%	49	—	5	—	54
	Total	$136	$11	$261	$48	$456

Corporate and Other
Universal Life	0.00% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	—	82	279	667	1,028
	Greater than 2.50%	3,135	699	—	—	3,834
	Total	$3,135	$781	$279	$673	$4,868

Variable Universal Life	0.00% - 1.50%	$18	$—	$141	$68	$227
	1.51% - 2.50%	43	321	324	—	688
	Greater than 2.50%	3,692	78	—	—	3,770
	Total	$3,753	$399	$465	$68	$4,685

GMxB Legacy	0.00% - 1.50%	$—	$56	$2	$—	$58
	1.51% - 2.50%	16	—	—	—	16
	Greater than 2.50%	337	—	—	—	337
	Total	$353	$56	$2	$—	$411

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

December 31, 2025
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Retirement
GMxB Core	0.00% - 1.50%	$—	$10	$138	$—	$148
	1.51% - 2.50%	11	—	—	—	11
	Greater than 2.50%	27	—	—	—	27
	Total	$38	$10	$138	$—	$186

EQUI-VEST Individual	0.00% - 1.50%	$—	$27	$154	$—	$181
	1.51% - 2.50%	11	61	—	—	72
	Greater than 2.50%	1,565	—	—	—	1,565
	Total	$1,576	$88	$154	$—	$1,818

EQUI-VEST Group	0.00% - 1.50%	$1	$927	$2,247	$194	$3,369
	1.51% - 2.50%	339	—	—	—	339
	Greater than 2.50%	5,762	—	—	—	5,762
	Total	$6,102	$927	$2,247	$194	$9,470

Momentum	0.00% - 1.50%	$—	$12	$283	$47	$342
	1.51% - 2.50%	90	—	—	—	90
	Greater than 2.50%	52	—	5	—	57
	Total	$142	$12	$288	$47	$489

Corporate and Other
Universal Life	0.00% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	—	83	279	664	1,026
	Greater than 2.50%	3,175	689	—	—	3,864
	Total	$3,175	$772	$279	$670	$4,896

Variable Universal Life	0.00% - 1.50%	$17	$2	$132	$66	$217
	1.51% - 2.50%	39	373	257	—	669
	Greater than 2.50%	3,678	81	—	—	3,759
	Total	$3,734	$456	$389	$66	$4,645

GMxB Legacy	0.00% - 1.50%	$—	$58	$2	$—	$60
	1.51% - 2.50%	16	—	—	—	16
	Greater than 2.50%	351	—	—	—	351
	Total	$367	$58	$2	$—	$427

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Separate Account - Summary
The following table reconciles the Separate Account liabilities to the Separate Account liability balance in the consolidated balance sheets:

	March 31, 2026	December 31, 2025
	(in millions)
Separate Account Reconciliation
Retirement
GMxB Core	$29,457	$30,720
EQUI-VEST Individual	4,516	4,836
Investment Edge	5,186	5,312
EQUI-VEST Group	32,461	33,714
Momentum	4,945	5,174
Corporate and Other
Variable Universal Life	19,625	20,383
GMxB Legacy	26,275	28,209
Other (1)	8,005	8,196
Total	$130,470	$136,544
______________
(1)Primarily reflects Corporate and Other products and Retirement products including Association and Retirement Other.
The following table presents the balances of and changes in Separate Account liabilities:

	Three Months Ended March 31, 2026
	Retirement					Corporate and Other
	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum	VUL	GMxB Legacy
	(in millions)
Balance, beginning of period	$30,720	$4,836	$5,312	$33,714	$5,174	$20,383	$28,209
Premiums and deposits	535	24	497	632	147	339	43
Policy charges	(120)	(1)	—	(5)	(6)	(144)	(127)
Surrenders and withdrawals	(1,025)	(128)	(154)	(808)	(264)	(173)	(814)
Benefit payments	(72)	(17)	(13)	(16)	(3)	(36)	(164)
Investment performance (1)	(614)	(187)	(119)	(982)	(119)	(659)	(765)
Net transfers from (to) General Account	33	(11)	(337)	(74)	16	(85)	(1)
Other charges (2)	—	—	—	—	—	—	(106)
Balance, end of period	$29,457	$4,516	$5,186	$32,461	$4,945	$19,625	$26,275

Cash surrender value	$28,602	$4,488	$5,104	$32,153	$4,940	$19,105	$26,082
_____________
(1)Investment performance is reflected net of M&E fees.
(2)Other charges include the Separate Account value novated to Venerable, as described in Note 1 of the Notes to these Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31, 2025
	Retirement					Corporate and Other
	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum	VUL	GMxB Legacy
	(in millions)
Balance, beginning of period	$30,411	$4,782	$4,885	$30,546	$4,813	$18,176	$33,199
Premiums and deposits	506	25	413	615	168	332	55
Policy charges	(118)	(1)	—	(5)	(6)	(147)	(139)
Surrenders and withdrawals	(999)	(130)	(122)	(675)	(236)	(190)	(852)
Benefit payments	(82)	(18)	(6)	(15)	(4)	(27)	(185)
Investment performance (1)	(571)	(207)	(95)	(1,104)	(101)	(633)	(850)
Net transfers from (to) General Account	54	(7)	(355)	(133)	3	(47)	(4)
Other charges	—	—	—	—	—	—	(3,816)
Balance, end of period	$29,201	$4,444	$4,720	$29,229	$4,637	$17,464	$27,408

Cash surrender value	$28,349	$4,413	$4,632	$28,835	$4,631	$17,108	$27,200
______________
(1)Investment performance is reflected net of M&E fees.
The following table presents the aggregate fair value of Separate Account assets by major asset category:

	March 31, 2026
	Retirement	Corporate & Other			Total
		Legacy	Life	Other
	(in millions)
Asset Type
Debt securities	$15	$—	$41	$13	$69
Common Stock	594	—	68	1,783	2,445
Mutual Funds	79,793	26,285	20,071	578	126,727
Bonds and Notes	6	—	92	1,131	1,229
Total	$80,408	$26,285	$20,272	$3,505	$130,470

	December 31, 2025
	Retirement	Corporate & Other			Total
		Legacy	Life	Other
	(in millions)
Asset Type
Debt securities	$16	$—	$43	$12	$71
Common Stock	573	—	73	1,863	2,509
Mutual Funds	82,973	28,276	20,870	632	132,751
Bonds and Notes	8	—	91	1,114	1,213
Total	$83,570	$28,276	$21,077	$3,621	$136,544
11)    EMPLOYEE BENEFIT PLANS
Pension Plans
Holdings and Equitable Financial Retirement Plans
Holdings sponsors the MONY Life Retirement Income Security Plan for Employees (the “MONY Plan”) and Equitable Financial sponsors the Equitable Retirement Plan (the “Equitable Financial QP”), both of which were frozen

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
on December 31, 2013, qualified defined benefit plan covering eligible employees and financial professionals. These pension plans are non-contributory, and their benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period. Holdings has assumed primary liability for both plans. Equitable Financial remains secondarily liable for its obligations under the Equitable Financial QP and would recognize such liability in the event Holdings does not perform. Holdings and Equitable Financial also sponsor certain nonqualified deferred compensation plans, including the Equitable Excess Retirement Plan, that provide retirement benefits in excess of the amount permitted under the tax law for the qualified plans.
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
Net Periodic Pension Expense
Components of net periodic pension expense for the Company’s plans were as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Service cost	$8	$8
Interest cost	28	28
Expected return on assets	(33)	(34)
Prior period service cost amortization	(1)	(1)
Net amortization	15	12
Impact of settlement (1)	—	21
Net periodic pension expense	$17	$34
_____________
(1)During the three months ended March 31, 2025, AB settled all future obligations under their defined benefits retirement plan and transferred the remaining benefit obligations to a qualified third party insurance provider under a group annuity contract, and as a result recognized an initial non-cash settlement of approximately $21 million. The plan was formally terminated and the trust was closed effective September 30, 2025.
12)    INCOME TAXES
Income tax expense for the three months ended March 31, 2026 and 2025, was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
In 2022, the Company established a valuation allowance against its deferred tax asset related to unrealized capital losses in the available for sale securities portfolio. In 2023, management took actions to increase its available liquidity

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
In the third quarter of 2025, the Company realized losses from the liquidity pool primarily due to the RGA reinsurance transaction, resulting in a deferred tax asset for realized capital losses. The valuation allowance against unrealized losses in OCI was reduced and a valuation allowance of $176 million was established against the realized losses through net income.
For the three months ended March 31, 2026 and 2025, the Company recorded increases to the valuation allowance of $4 million and $8 million, respectively, in OCI. For the three months ended March 31, 2026, there were no changes to the valuation allowance through net income. A valuation allowance of $205 million and $201 million as of March 31, 2026 and December 31, 2025, respectively, remains against deferred tax assets that are not more-likely-than-not to be realized.
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in accumulated other comprehensive income related to available for sale securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.
13)    EQUITY
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	March 31, 2026			December 31, 2025
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Series A	32,000	32,000	32,000	32,000	32,000	32,000
Series B	20,000	—	—	20,000	—	—
Series C	12,000	12,000	12,000	12,000	12,000	12,000
Total	64,000	44,000	44,000	64,000	44,000	44,000

On April 11, 2025, Holdings redeemed and retired $279 million of Series B Preferred Stock using proceeds from our Junior Subordinated Debt issuance. On September 30, 2025, Holdings redeemed the remaining $165 million of Series B Preferred Stock.
Dividends declared per share were as follows:

	Three Months Ended March 31,
	2026	2025
Series A dividends declared	$328	$328
Series B dividends declared	$—	$—
Series C dividends declared	$269	$269
Common Stock
Dividends declared per share of common stock were as follows:

	Three Months Ended March 31,
	2026	2025
Dividends declared	$0.27	$0.24

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Share Repurchase
On February 13, 2025, the Company’s Board of Directors approved an additional $1.5 billion under Holdings’ share repurchase program. On September 9, 2025, the Company’s Board of Directors approved an additional $500 million under Holdings’ share repurchase program. On February 11, 2026, the Company’s Board of Directors approved an additional $1.0 billion share repurchase program. Under this program, the Company may, from time to time purchase shares of its common stock through various means. The Company may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate the Company to purchase any particular number of shares. As of March 31, 2026, Holdings had authorized capacity of approximately $1.9 billion remaining in its share repurchase program.
Holdings repurchased a total of 3.2 million shares of its common stock at an average price of $46.51 through open market repurchases, ASRs and privately negotiated transactions for the three months ended March 31, 2026, respectively, and repurchased a total of 5.0 million shares of its common stock at an average price of $50.55 through open market repurchases, ASRs and privately negotiated transactions for the three months ended March 31, 2025, respectively.
During the three months ended March 31, 2026, Holdings repurchased 1.0 million shares of its common stock through open market repurchases. During the three months ended March 31, 2025, Holdings repurchased 2.3 million shares of its common stock through open market repurchases.
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
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of March 31, 2026 and December 31, 2025, follow:

	March 31, 2026	December 31, 2025
	(in millions)
Unrealized gains (losses) on investments	$(5,511)	$(4,722)
Market risk benefits - instrument-specific credit risk component	(507)	(1,166)
Liability for future policy benefits - current discount rate component	280	204
Defined benefit pension plans	(525)	(563)
Foreign currency translation adjustments	(64)	(58)
Total accumulated other comprehensive income (loss)	(6,327)	(6,305)
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(27)	(25)
Accumulated other comprehensive income (loss) attributable to Holdings	$(6,300)	$(6,280)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The components of OCI, net of taxes for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(713)	$658
(Gains) losses reclassified into net income (loss) during the period (1)	16	6
Net unrealized gains (losses) on investments	(697)	664
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	62	(55)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(164) and $173)	(635)	609
Change in LFPB discount rate and MRB credit risk, net of tax
Market risk benefits - changes in instrument-specific credit risk (net of deferred income tax expense (benefit) of $138 and $155)	521	584
Liability for future policy benefits - changes in current discount rate (net of deferred income tax expense (benefit) of $16 and $(17))	60	(63)
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost	38	17
Change in defined benefit plans (net of deferred income tax expense (benefit) of $(10) and $2)	38	17
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	(6)	11
Foreign currency translation adjustment	(6)	11
Total other comprehensive income (loss), net of income taxes	(22)	1,158
Less: Other comprehensive income (loss) attributable to noncontrolling interest	(2)	13
Other comprehensive income (loss) attributable to Holdings	$(20)	$1,145
______________
(1)See “Reclassification adjustment” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(4) million and $(2) million for the three months ended March 31, 2026 and 2025, respectively.
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
14)    REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests were as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Balance, beginning of period	$322	$125
Net earnings (loss) attributable to redeemable noncontrolling interests	16	3
Funds reclassified out of redeemable noncontrolling interest	(26)	—
Purchase/change of redeemable noncontrolling interests	78	161
Balance, end of period	$390	$289

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2026, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100 million.
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
In June 2024, the Company exercised its issuance right under the Facility Agreement, dated April 5, 2019 (the “2029 Trust Facility Agreement”) to issue $600 million principal amount of the Company’s 4.572% Senior Notes due 2029 (the “2029 Notes”) in exchange for the portfolio of principal and interest strips of U.S. Treasury securities held by the 2029 Trust (the “2029 Trust Eligible Assets”). Following the Company’s exercise of its issuance right under the 2029 Trust Facility Agreement, the Company: (i) issued $600 million principal amount of the 2029 Notes to the 2029 Trust on June 6, 2024 in exchange for the 2029 Trust Eligible Assets; (ii) waived its right to repurchase the 2029 Notes; and (iii) directed the trustee of the 2029 Trust to dissolve the 2029 Trust in accordance with its declaration of trust and deliver the 2029 Notes to the beneficial holders of the 2029 P-Caps pro rata in respect of each 2029 P-Cap. The 2029 Trust was dissolved on June 11, 2024, and the beneficial holders of the 2029 P-Caps received the 2029 Notes through the facilities of The Depository Trust Company.
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $323 million and pledged collateral with a carrying value of $12.2 billion as of March 31, 2026. Equitable America has purchased FHLB stock of $5 million and pledged collateral with a carrying value of $2.0 billion as of March 31, 2026.
FABN
Under the FABN programs, Equitable Financial and Equitable America may issue funding agreements in U.S. dollar or other foreign currencies, in each case, to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the applicable Trust (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. As of March 31, 2026, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $10.0 billion for Equitable Financial and $6.0 billion for Equitable America.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
FABCP
In May 2023, Equitable Financial and Equitable America established a FABCP program, pursuant to which a SPLLC may issue commercial paper and deposit the proceeds with Equitable Financial or Equitable America pursuant to a funding agreement issued by Equitable Financial or Equitable America to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP program is $3.0 billion for Equitable Financial and $1.0 billion for Equitable America. As of March 31, 2026, Equitable Financial had $400 million outstanding and Equitable America did not have any outstanding balances under the program, respectively.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of March 31, 2026, these arrangements include commitments by the Company to provide equity financing of $1 billion to certain limited partnerships and real estate joint ventures under certain conditions as well as a guarantee of a subsidiary’s performance under a reinsurance arrangement that will no longer be in effect once certain conditions at the subsidiary are met and notice is provided. Management believes the Company will not incur material losses as a result of these commitments.
AB has a guarantee of unpaid obligations of a credit facility agreement that its broker dealer subsidiary of a joint venture, Bernstein Institutional Services, LLC has with SocGen as lender. Effective January 1, 2026, the credit facility was terminated.
The Company had $17 million of undrawn letters of credit related to reinsurance as of March 31, 2026. The Company had $755 million of commitments under existing mortgage loan agreements as of March 31, 2026.
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
Revenues derived from any customer did not exceed 10% of revenues for the three months ended March 31, 2026 and 2025.
The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The table below presents operating earnings (loss) by segment and Corporate and Other (C&O):

	Three Months Ended March 31, 2026
	Retirement	Asset Management	Wealth Management	Corporate & Other	Eliminations	Total
	(in millions)
Segment revenues	$1,679	$1,114	$541	$525	$(246)	$3,613

Benefits and other deductions
Policyholders’ benefits	70	—	—	315	—	385
Interest credited to policyholders’ account balances	737	—	—	51	—	788
Commissions and distribution related payments	171	197	348	78	(238)	556
Amortization of deferred policy acquisition costs	160	—	—	49	—	209
Compensation and benefits	18	425	93	32	—	568
Interest expense and financing fees	—	7	—	66	(5)	68
Significant segment expenses	1,156	629	441	591	(243)	2,574
Other segment items (1)	73	207	28	66	(3)	371
Income taxes	(54)	(49)	(17)	15	—	(105)
Less: Operating (earnings) loss attributable to the noncontrolling interest	—	89	—	2	—	91
Operating earnings (loss)	$396	$140	$55	$(119)	$—	$472
_____________
(1)Other segment items include Remeasurement for liability for future policy benefits and Other operating expenses and costs. Additionally, other segment items reflected in the Asset Management segment is primarily driven by other operating expense and costs related to general and administrative costs and promotion and servicing expenses.

	Three Months Ended March 31, 2025
	Retirement	Asset Management	Wealth Management	Corporate & Other	Eliminations	Total
	(in millions)
Segment revenues	$1,455	$1,088	$462	$1,009	$(230)	$3,784

Benefits and other deductions
Policyholders’ benefits	92	—	—	667	—	759
Interest credited to policyholders’ account balances	530	—	—	133	—	663
Commissions and distribution related payments	142	201	293	83	(218)	501
Amortization of deferred policy acquisition costs	139	—	—	49	—	188
Compensation and benefits	31	422	82	57	—	592
Interest expense and financing fees	—	7	—	55	(4)	58
Significant segment expenses	934	630	375	1,044	(222)	2,761
Other segment items (1)	72	185	27	115	(8)	391
Income taxes	(69)	(41)	(15)	23	—	(102)
Less: Operating (earnings) loss attributable to the noncontrolling interest	—	106	—	3	—	109
Operating earnings (loss)	$380	$126	$45	$(130)	$—	$421
_____________
(1)Other segment items include Remeasurement for liability for future policy benefits and Other operating expenses and costs. Additionally, other segment items reflected in the Asset Management segment is primarily driven by other operating expense and costs related to general and administrative costs and promotion and servicing expenses.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The table below presents a reconciliation to net income (loss) attributable to Holdings:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net income (loss) attributable to Holdings	$621	$63
Adjustments related to:
Variable annuity product (1)	(386)	211
Investment (gains) losses	29	14
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	14	11
Other adjustments (2) (3) (4)	148	205
Income tax expense (benefit) related to above adjustments	41	(92)
Non-recurring tax items	5	9
Operating earnings (loss)	$472	$421
_____________
(1)As a result of the novation of certain Legacy VA policies completed during the first quarter of 2025, the Company recorded a loss of $499 million for the three months ended March 31, 2025.
(2)Includes a loss of $146 million and $165 million on Non-VA derivatives for the three months ended March 31, 2026 and 2025, respectively.
(3)For the three months ended March 31, 2025, includes $82 million of the gain on sale on AB's Bernstein Research Service attributable to Holdings.
(4)For the three months ended March 31, 2025, includes $78 million contingent payment gain recognized related to a fair value remeasurement of the contingent payment liability associated with AB's acquisition of CarVal in 2022.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The table below presents revenues by segment and C&O:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Segment revenues:
Retirement (1)	$1,679	$1,455
Asset Management (2)	1,114	1,088
Wealth Management (3)	541	462
Corporate and Other (1)	525	1,009
Eliminations	(246)	(230)

Adjustments related to:
Variable annuity product features, excluding change in MRBs	626	975
Investment gains (losses), net	(29)	(14)
Other adjustments to segment revenues	20	(169)
Total revenues	$4,230	$4,576
______________
(1)Includes investment expenses charged by AB of $43 million and $34 million for the three months ended March 31, 2026 and 2025, respectively, for services provided to the Company.
(2)Inter-segment investment management and other fees of $47 million and $42 million for the three months ended March 31, 2026 and 2025, respectively, are included in segment revenues of the Asset Management segment.
(3)Inter-segment distribution fees of $238 million and $218 million for the three months ended March 31, 2026 and 2025, respectively, are included in segment revenues of the Wealth Management segment.
Total assets by segment were as follows:

	March 31, 2026	December 31, 2025
	(in millions)
Total assets by segment:
Retirement	$192,388	$196,794
Asset Management	10,322	10,386
Wealth Management	250	183
Corporate and Other	107,422	110,627
Total assets	$310,382	$317,990

17)    INSURANCE STATUTORY FINANCIAL INFORMATION
Prescribed and Permitted Accounting Practices
As of March 31, 2026, the following five prescribed and permitted practices resulted in net income (loss) and capital and surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the General Account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was a decrease of approximately $218 million in statutory special surplus funds as of March 31, 2026. The Reinsurance Treaty reduced the amount of interest rate hedging needed at Equitable Financial going forward, affecting future deferrals, but leaves our historical SSAP 108 deferred amounts unchanged. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable transaction.
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
The impact of the application of Reg 213 was a decrease of approximately $131 million in statutory surplus as of March 31, 2026, compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of September 30, 2022, Equitable Financial’s Reg 213 reserves were 100% phased-in. As of March 31, 2026, given the prevailing market conditions and business mix, there are $118 million Reg 213 redundant reserves over the US RBC CTE 98 TAR.
During the fourth quarter of 2020, Equitable Financial received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our SCS product and Separate Account No. 69 (“SA 69”) for our EQUI-VEST product Structured Investment Option, to change the accounting basis of these two non-insulated Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law to align with how we manage and measure our overall General Account asset portfolio. In order to facilitate this change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $636 million in statutory surplus as of March 31, 2026.
During 2022, Equitable America received approval from the Arizona Department of Insurance and Financial Institutions pursuant to A.R.S. 20-515 for Separate Account No. 68A (“SA 68A”) for our SCS product, Separate Account No. 69A (“SA 69A”) for our EQUI-VEST product Structured Investment Option and Separate Account No. 71A (“SA 71A”) for our Investment Edge Structured Investment Option, to permit us to use book value as the accounting basis of these three non-insulated Separate Accounts instead of fair value in accordance with the Manual to align with how we manage and measure our overall General Account asset portfolio. The impact of the application is a decrease of approximately $589 million in statutory surplus as of March 31, 2026.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The Arizona Department of Insurance and Financial Institutions granted to Equitable America a permitted practice to deviate from SSAP No. 108 by applying special accounting treatment for specific derivatives hedging variable annuity benefits subject to fluctuations as a result of interest rate sensitivities. The permitted practice expands on SSAP No. 108 hedge accounting to include equity risks for the full scope of Variable Annuity (VA) contracts (i.e., not just the rider guarantees but for the VA total contract). The permitted practice allows Equitable America to adopt SSAP 108 retroactively from October 1, 2023 and applies to both directly held VA hedges as well as VA hedges in the Equitable America funds withheld asset that resulted from the Reinsurance Treaty. In the calculation of the amount of excess VA equity and interest rate derivative hedging gains/losses to defer (including Net investment income on our Equity Total Return Swaps), the permitted practice allows us to compare our total equity and interest derivatives gains and losses to 100% of our target liability change. Any hedge gain or loss deferrals will follow SSAP No. 108 amortization rules (i.e. 10-year straight line). The impact of applying this revised permitted practice relative to SSAP 108 was an increase of approximately $1.4 billion in statutory special surplus funds as of March 31, 2026.
18)    EARNINGS PER COMMON SHARE
The following table presents a reconciliation of net income (loss) and weighted-average common shares used in calculating basic and diluted earnings per common share:

	Three Months Ended March 31,
	2026	2025
	(in millions, except per share data)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding — basic	281.3	307.8
Effect of dilutive potential common shares:
Employee share awards (1)	2.5	4.1
Weighted-average common shares outstanding — diluted	283.8	311.9

Net income (loss):
Net income (loss)	$731	$150
Less: Net income (loss) attributable to the noncontrolling interest	110	87
Net income (loss) attributable to Holdings	621	63
Less: Preferred stock dividends	14	14
Net income (loss) available to Holdings’ common shareholders	$607	$49

Earnings per common share:
Basic	$2.16	$0.16
Diluted	$2.14	$0.16
______________
(1)Calculated using the treasury stock method.
For the three months ended March 31, 2026 and 2025, 1.2 million and 1.9 million, respectively, of outstanding stock awards were not included in the computation of diluted EPS because their effect was anti-dilutive.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in its entirety and in conjunction with the consolidated financial statements and related notes contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2025, and the subsequent amendment thereto, filed with the SEC (“2025 Form 10-K”).
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
Overview of Recent Developments
Corebridge Merger
On March 26, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Holdings, Corebridge Financial, Inc., a Delaware corporation (“Corebridge”), Mountain Holding, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of Corebridge (“Corebridge HoldCo”), Marcy Holding, Inc., a newly formed Delaware corporation and a wholly-owned subsidiary of Corebridge HoldCo (“Equitable Merger Sub”), and Palisade Holding, Inc., a newly formed Delaware corporation and a wholly-owned subsidiary of Corebridge HoldCo (“Corebridge Merger Sub”).
Holdings and Corebridge have agreed, subject to the terms and conditions of the Merger Agreement, to effect an all stock merger transaction to combine their respective businesses by: (a) Corebridge Merger Sub merging with and into Corebridge, with Corebridge surviving such merger as a wholly-owned subsidiary of Corebridge HoldCo (the “Corebridge Merger”), (b) immediately following the consummation of the Corebridge Merger, Equitable Merger Sub merging with and into Holdings, with Holdings surviving such merger as a wholly-owned subsidiary of Corebridge HoldCo (the “Equitable Merger” and, together with the Corebridge Merger, the “Proposed Transaction”), and (c) as of the closing of the Proposed Transaction (the “Closing”), changing the name of Corebridge HoldCo to “Equitable Holdings, Inc.”
The Proposed Transaction is expected to close by end of 2026, subject to customary closing conditions, including the receipt of required regulatory approvals and approval of the respective shareholders of both Corebridge and Holdings.
Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.

Financial and Economic Environment
U.S. equity markets were volatile in the first quarter of 2026, with the S&P 500 Index declining 4.3%, while small-cap stocks proved more resilient as the Russell 2000 returned 0.9%. A wide variety of factors continue to cause market volatility and heighten concerns regarding inflation. These factors include, among others, concerns around private credit, interest rate changes,AI-related concerns, and escalating geopolitical tensions, including increased tariffs and other trade restrictions and barriers, high fuel and energy costs, ongoing economic disruption, and other factors, including the effects of the partial U.S. federal government shutdown, the Ukraine-Russia conflict, and conflict in the Middle East. For further information on the risk of increased volatility in the financial markets to our business, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and Economy—Conditions in the global capital markets and the economy and Equity market declines and volatility” in the 2025 Form 10-K.
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
We monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable. For additional information on our sensitivity to interest rates and capital market prices, see “Quantitative and Qualitative Disclosures About Market Risk” in the 2025 Form 10-K.
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
Insurance Regulation
Regulation of Investments
The NAIC is evaluating the risks associated with insurers’ investments in certain categories of structured securities, including CLOs. In 2023, the NAIC approved interim rules that raise capital requirements for holdings of CLO and other asset-backed security residual interests. Effective January 1, 2024, the NAIC adopted an amendment to the Purposes and Procedures Manual of the NAIC Investment Analysis Office (the “Purposes and Procedures Manual”) to give the NAIC’s Structured Securities Group, housed within the NAIC’s Securities Valuation Office (the “SVO”), responsibility for modeling CLO securities and evaluating tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios in order to assign NAIC Designations. Under the amended Purposes and Procedures Manual, CLO investments will no longer be broadly exempt from filing with the SVO based on ratings from credit rating providers. The NAIC’s goal is to ensure that the weighted average RBC factor for owning all tranches of a CLO more closely aligns with what would be required for directly owning all of the underlying loan collateral, in order to avoid RBC arbitrage. The NAIC has delayed reporting multiple times with the goal currently being to require reporting by year-end 2026. The NAIC is collaborating with interested parties to refine the process for modeling CLO investments.
In related work, the NAIC’s Financial Condition (E) Committee launched a holistic review of the insurance regulatory framework related to insurer investment risk regulation, on which work began in 2023. The primary objective is to enhance the insurance regulatory framework in order to strengthen oversight of insurers’ investments. The proposed changes to modernize investment oversight include (i) reducing / eliminating “blind” reliance on credit rating providers while continuing to use them by implementing a due diligence framework that oversees the effectiveness of credit rating providers; and (ii) bolstering the SVO’s risk analysis capabilities by investing in a risk analytics tool and adding specialized personnel. Effective January 1, 2026, the NAIC replaced the former Valuation of Securities (E) Task Force with a new Invested Assets (E) Task Force and three working groups related to the oversight of insurance company investments and credit rating provider matters.
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
In June 2023, the NAIC increased the RBC factor for structured security residual tranches from 30% to 45%, which became effective for year-end 2024 RBC filings. The NAIC has been assessing the RBC treatment of CLOs and in March 2026 released an initial proposal for new C-1 (asset risk) factors for CLOs in the life RBC formula to take effect for year-end 2026.
The NAIC undertook a principles-based bond project, considering factors to determine whether an investment in an asset-backed security, for example, qualifies for reporting on an insurer’s statutory financial statement as a bond on Schedule D-1 as opposed to Schedule BA (other long-term investment assets), the latter of which generally has a higher risk charge. As a result, the NAIC adopted a new, principles-based definition of a bond that became effective in certain statutory accounting guidance as of January 1, 2025. The guidance sets forth reporting and disclosure requirements.
Principle-Based Reserving
In August 2025, the NAIC adopted a principle-based reserving framework for non-variable annuities, similar to VM-20 for life insurance business and VM-21 for variable annuities, located in Section VM-22 of the NAIC Valuation Manual (“VM-22”). The framework for non-variable annuities applies to contracts issued on or after January 1, 2026 and companies have a three-year optional implementation period before the VM-22 PBR requirements become mandatory to all applicable blocks of business. The NAIC’s Life Actuarial (A) Task Force is currently considering further revisions for VM-22 specific to pension risk transfer annuities. The ultimate financial impact from these developments on Equitable Financial and Equitable America is uncertain but could result in more volatile and less predictable reserve and capital levels for these products.
FABN Disclosures
NAIC working groups are considering topics related to funding agreement-backed notes and similar programs, including a proposal currently under consideration to provide regulators with enhanced disclosures for funding agreements that support such programs.
Reinsurance
In August 2025, the NAIC adopted an actuarial guideline (“AG 55”) developed by the Life Actuarial (A) Task Force (“LATF”) that subjects certain post January 1, 2016 offshore reinsurance transactions to enhanced asset adequacy testing. The guideline requires asset adequacy testing for long-duration insurance business that relies heavily on asset returns (i.e., “asset-intensive reinsurance transactions”) within the scope of the guideline that either meet certain size-based thresholds or result in significant reinsurance collectability risk (as determined by the cedent’s appointed actuary). Such asset adequacy testing would be performed using a cash flow testing methodology. The actuarial guideline requires disclosure by the ceding insurer, meaning that it will not require that additional reserves be posted at the reinsurer level (although the ceding insurer may decide to post reserves). It is important to note that domestic regulators will continue to have the authority to take action on known issues, or issues that may become known as part of such new reporting, and may require additional analysis or reserves following such disclosure. The Company is preparing to comply with this new guideline, for which reporting will be required with respect to reserves reported as of December 31, 2025, in an insurer’s annual statement. In October 2025, LATF exposed for comment a revised filing template intended to assist ceding insurers in complying with AG 55.
On December 11, 2025, the NAIC adopted revisions to SSAP No.61—Life, Deposit-Type and Accident and Health Reinsurance which require combining reinsurance contracts that include both yearly renewable term and coinsurance portions to be evaluated for risk transfer on an overall basis (as well as for each component individually). The revisions are effective immediately for new and amended contracts, and subject to reporting on or before December 31, 2026 for existing contracts.
In May 2025, the NAIC’s Statutory Accounting Principles (E) Working Group (“SAPWG”) adopted revised annual statement reporting schedules for life insurers to require reporting entities to identify assets that are subject to a funds withheld or modified coinsurance (“modco”) arrangement in connection with reinsurance. In addition, SAPWG adopted revisions to SSAP No. 1–Accounting Policies, Risks & Uncertainties, and Other Disclosures, which expand restricted asset reporting to capture information on modco and funds withheld assets that are related to or affiliated with the reinsurer for disclosure in all quarterly and annual financial statements. The revisions are meant to capture everything affiliated with the reinsurer and the entire restricted asset disclosure will be required in all quarterly and annual financial statements. This update became effective for year-end 2025, with initial quarterly reporting required in the first quarter of 2026.
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
Various industry groups brought litigation against the DOL seeking to overturn the DOL Rule. On July 25, 2024, the U.S. District Court for the Eastern District of Texas issued a stay of the effective date of portions of the DOL Rule. On July 26, 2024, the U.S. District Court for the Northern District of Texas issued a stay of the effective date of the DOL Rule as a whole. The DOL initially appealed the stays issued in these cases to the U.S. Court of Appeals for the Fifth Circuit, but in early 2025, the court granted the DOL’s motion to pause proceedings while it reviews its posture on these cases. On March 17, 2026, the Court issued an order vacating the 2024 DOL fiduciary rule package in its entirety. With this order, the pre-2024 versions of the definition of fiduciary investment advice, PTE 84-24, PTE 2020-02, and the other PTEs will remain in effect going forward.
For additional information on regulatory developments and the risks we face, see “Business—Regulation” and “Risk Factors—Legal and Regulatory Risks” in the 2025 Form 10-K.
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
•GMxB reinsurance contracts. Historically, GMxB reinsurance contracts were used to cede to non-affiliated reinsurers a portion of our exposure to variable annuity products that offer GMxB features. We account for the reinsurance contracts as MRBs and report them at fair value. In addition, on June 1, 2021, we ceded the Block, comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees.
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
The table below presents a reconciliation of net income (loss) attributable to Holdings to Non-GAAP Operating Earnings:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net income (loss) attributable to Holdings	$621	$63
Adjustments related to:
Variable annuity product features (1)	(386)	211
Investment (gains) losses	29	14
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	14	11
Other adjustments (2) (3) (4)	148	205
Income tax expense (benefit) related to above adjustments	41	(92)
Non-recurring tax items	5	9
Non-GAAP Operating Earnings	$472	$421
_____________
(1)As a result of the novation of certain Legacy VA policies completed during the first quarter of 2025, the Company recorded a loss of $499 million for the three months ended March 31, 2025.
(2)Includes a loss of $146 million and $165 million on Non-VA derivatives for the three months ended March 31, 2026 and 2025, respectively.
(3)For the three months ended March 31, 2025, includes $82 million of the gain on sale on AB's Bernstein Research Service attributable to Holdings.
(4)For the three months ended March 31, 2025, includes $78 million contingent payment gain recognized related to a fair value remeasurement of the contingent payment liability associated with AB's acquisition of CarVal in 2022.
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
The following table presents return on average equity attributable to Holdings’ common shareholders, excluding AOCI and Non-GAAP Operating ROE for the trailing twelve months:

Trailing Twelve Months Ended March 31, 2026
(Dollars in millions)
Net income (loss) available to Holdings’ common shareholders	$(883)
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$5,817
Return on average equity attributable to Holdings’ common shareholders, excluding AOCI	(15.2)%

Non-GAAP Operating Earnings available to Holdings’ common shareholders	$1,731
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$5,817
Non-GAAP Operating ROE	29.8%
Non-GAAP Operating Common EPS
Non-GAAP operating common EPS is calculated by dividing Non-GAAP Operating Earnings by diluted common shares outstanding. The following table sets forth Non-GAAP operating common EPS:

	Three Months Ended March 31,
	2026	2025
	(per share amounts)
Net income (loss) attributable to Holdings	$2.19	$0.20
Less: Preferred stock dividends	0.05	0.04
Net income (loss) available to Holdings’ common shareholders	2.14	0.16
Adjustments related to:
Variable annuity product features (1)	(1.36)	0.68
Investment (gains) losses	0.10	0.04
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.05	0.04
Other adjustments (2) (3) (4)	0.53	0.64
Income tax expense (benefit) related to above adjustments	0.14	(0.29)
Non-recurring tax items	0.02	0.03
Non-GAAP operating common EPS	$1.62	$1.30
______________
(1)As a result of the novation of certain Legacy VA policies completed during the first quarter of 2025, the Company recorded a loss of $1.60 for the three months ended March 31, 2025.
(2)Includes a loss of $0.51 and $0.53 on Non-VA derivatives for the three months ended March 31, 2026 and 2025, respectively.
(3)For the three months ended March 31, 2025, includes $0.25 of the gain on sale on AB's Bernstein Research Service attributable to Holdings.
(4)For the three months ended March 31, 2025 includes $0.24 contingent payment gain recognized in connection with a fair value remeasurement of the contingent payment liability associated with AB's acquisition of CarVal in 2022.
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
Account Value
AV generally equals the aggregate policy account value of our retirement and protection products. General Account AV refers to account balances in investment options that are backed by the General Account while Separate Accounts AV refers to Separate Accounts investment assets.
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
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss):
Consolidated Statements of Income (Loss)

	Three Months Ended March 31,
	2026	2025
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$429	$636
Premiums	240	304
Net derivative gains (losses)	580	799
Net investment income (loss)	1,284	1,248
Investment gains (losses), net:
Credit and intent to sell losses on available-for-sale debt securities and loans	7	—
Other investment gains (losses), net	(36)	(14)
Total investment gains (losses), net	(29)	(14)
Investment management and service fees	1,327	1,285
Other income	399	318
Total revenues	4,230	4,576

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	385	759
Remeasurement of liability for future policy benefits	9	(2)
Change in market risk benefits and purchased market risk benefits	325	672
Interest credited to policyholders’ account balances	770	678
Compensation and benefits	625	601
Commissions and distribution-related payments	556	501
Interest expense	62	55
Amortization of deferred policy acquisition costs	209	188
Other operating costs and expenses	402	950
Total benefits and other deductions	3,343	4,402
Income (loss) from continuing operations, before income taxes	887	174
Income tax (expense) benefit	(156)	(24)
Net income (loss)	731	150
Less: Net income (loss) attributable to the noncontrolling interest	110	87
Net income (loss) attributable to Holdings	621	63
Less: Preferred stock dividends	14	14
Net income (loss) available to Holdings’ common shareholders	$607	$49

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$2.16	$0.16
Diluted	$2.14	$0.16
Weighted average common shares outstanding (in millions):
Basic	281.3	307.8
Diluted	283.8	311.9

	Three Months Ended March 31,
	2026	2025
	(in millions)
Non-GAAP Operating Earnings	$472	$421

The following table summarizes our Non-GAAP Operating Earnings per common share:

	Three Months Ended March 31,
	2026	2025
	(per share amounts)
Non-GAAP Operating Earnings per common share:
Basic	$1.63	$1.30
Diluted	$1.62	$1.30

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Net Income (Loss) Attributable to Holdings
Net income attributable to Holdings increased $558 million to $621 million during the three months ended March 31, 2026, from $63 million in the three months ended March 31, 2025. The following were notable changes in net income (loss):
Favorable items included:
•Compensation, benefits, interest and other operating expenses decreased by $517 million mainly due to the Venerable novation loss recorded in the prior year.
•Policyholders’ benefits decreased by $374 million primarily due to the reinsurance transaction with RGA.
•Change in market risk benefits and purchased market risk benefits decreased by $347 million mainly due to an increase in interest rates in the first quarter of 2026 compared to a decrease in interest rates in 2025.
•Net investment income increased by $36 million mainly due to higher average asset balances, partially offset by the reinsurance transaction with RGA.
These were partially offset by the following unfavorable items:
•Net derivative gains decreased $219 million primarily driven by a larger equity market decline during 2026 compared to 2025.
•Fee-type revenue decreased by $148 million mainly driven by the reinsurance transaction with RGA, partially offset by higher advisory fee-type revenue in our Asset Management and Wealth Management segments.
•Interest credited to policyholders’ account balances increased by $92 million mainly due to growth of account values in our Retirement segment, partially offset by the reinsurance transaction with RGA.
•Commissions and distribution-related payments increased by $55 million mainly due to higher distribution and advisory fee-type revenue from higher retirement sales and average asset balances in our Wealth Management segment, and higher asset-based commissions and sales volumes in our Retirement segment.
•Amortization of DAC increased by $21 million mainly due to growth in our Retirement segment from sales momentum.
•Investment losses increased by $15 million primarily due to fixed maturity and mortgage valuation and impairment losses.
•Income tax expense increased by $132 million primarily due to higher pre-tax earnings as well as a higher effective tax rate.

•Net income attributable to noncontrolling interest increased by $23 million mainly due to an increase in average economic ownership of AB, partially offset by higher pre-tax earnings.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results” for more information regarding assumption updates.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings increased by $51 million to $472 million for the three months ended March 31, 2026 from $421 million in the three months ended March 31, 2025. The following were notable changes in Non-GAAP Operating Earnings:
Favorable items included:
•Policyholders’ benefits decreased by $374 million due to the impact of the reinsurance transaction with RGA.
•Compensation, benefits, interest expense and other operating costs decreased by $45 million mainly due to the reinsurance transaction with RGA, partially offset by higher incentive compensation and higher servicing and general administrative expenses in our Asset Management segment.
•Net investment income increased by $16 million mainly due to higher average asset balances, partially offset by the reinsurance transaction with RGA.
•Net income attributable to the noncontrolling interest decreased by $18 million mainly due to increase in average economic ownership of AB, partially offset by higher pre-tax earnings.
These were partially offset by the following unfavorable items:
•Fee-type revenue decreased by $197 million mainly driven by the reinsurance transaction with RGA, partially offset by higher advisory fee-type revenue in our Asset Management and Wealth Management segments.
•Interest credited to policyholders’ account balances increased by $125 million mainly due to growth of AVs in our Retirement segment, partially offset by the reinsurance transaction with RGA.
•Commissions and distribution-related payments increased by $55 million mainly due to higher distribution and advisory fee-type revenue from higher retirement sales and average asset balances in our Wealth Management segment,and higher asset-based commissions and sales volumes in our Retirement segment.
•Amortization of DAC increased by $21 million mainly due to growth in our Retirement segment from sales momentum.
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

The following table summarizes operating earnings (loss) on our segments and Corporate and Other:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Operating earnings (loss) by segment:
Retirement	$396	$380
Asset Management	140	126
Wealth Management	55	45
Corporate and Other	(119)	(130)
Non-GAAP Operating Earnings	$472	$421
Effective Tax Rates by Segment
The following table summarizes income tax expense which was allocated to the Company’s business segments:

	Three Months Ended March 31,
	2026	2025
	(percentages)
Effective Tax Rates by Segment:
Retirement	12%	15%
Asset Management	26%	25%
Wealth Management	24%	25%
Consolidated Non-GAAP Operating Earnings	18%	19%
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
The following table summarizes operating earnings (loss) of our Retirement segment:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Operating earnings (loss)	$396	$380

Key components of operating earnings (loss) were:

	Three Months Ended March 31,
	2026	2025
	(in millions)
REVENUES
Policy charges, fee income and premiums	$307	$306
Net investment income	1,193	987
Net derivative gains (losses)	(6)	(5)
Investment management, service fees and other income	185	167
Segment revenues	$1,679	$1,455

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$70	$92
Change in market risk benefits and purchased market risk benefits	—	—
Remeasurement of liability for future policy benefits	(1)	(1)
Interest credited to policyholders’ account balances	737	530
Commissions and distribution-related payments	171	142
Amortization of deferred policy acquisition costs	160	139
Compensation, benefits and other operating costs and expenses	92	104
Interest expense	—	—
Segment benefits and other deductions	$1,229	$1,006

The following table summarizes AV for our Retirement segment:

	March 31, 2026	December 31, 2025
	(in millions)
AV (1)
General Account	$96,753	$97,628
Separate Accounts	74,844	77,257
Total AV	$171,597	$174,885
_____________
(1)AV presented are net of reinsurance.

The following table summarizes a roll-forward of AV for our Retirement segment:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Balance, beginning of period	$174,885	$151,198
Gross premiums and deposits	6,619	6,053
Surrenders, withdrawals and benefits	(5,331)	(4,429)
Net flows	1,288	1,624
Net flows ceded for third-party flow reinsurance	(395)	—
Change in market value and reinvestment	(1,752)	(278)
Change in fair value of embedded derivative instruments	(2,429)	(2,936)
Balance, end of period	171,597	149,608
End of period embedded derivative	18,269	13,816
Balance as of end of period, net of embedded derivative	153,328	135,792
Total spread lending balances, end of period	17,064	13,943
Reserves, end of period (excluding MRBs)	5,284	4,842
Balance, end of period, General Account asset value	$175,676	$154,577
Three Months Ended March 31, 2026, Compared to the Three Months Ended March 31, 2025, for the Retirement Segment
Operating earnings
Operating earnings increased $16 million to $396 million during the three months ended March 31, 2026, from $380 million during the three months ended March 31, 2025. The following were notable changes in operating earnings (losses):
Favorable items included:
•Net investment income increased by $206 million mainly due to higher average asset balances.
•Policyholders’ benefits decreased by $22 million mainly due to lower benefit payments in the payout business.
•Fee-type revenue increased by $19 million mainly due to higher separate account values from market appreciation and a reclassification of certain fees related to our RILA product.
•Compensation, benefits, interest expense and other operating costs decreased by $12 million mainly due to higher expense capitalization.
•Income tax expense decreased by $15 million mainly driven by a lower effective rate for the three months ended March 31, 2026.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $207 million mainly due to growth of account values.
•Commissions and distribution-related payments increased by $29 million mainly due to higher asset-based commissions and sales volumes.
•Amortization of DAC increased by $21 million mainly due to growth in the business from sales momentum.
Net Flows and AV
•The decline in AV of $3.3 billion in the three months ended March 31, 2026, was driven by a decrease in investment performance as a result of market depreciation and change in fair value of embedded derivative instruments of $(4.2) billion in the three months ended March 31, 2026, partially offset by net inflows of $1.3 billion.

•Net inflows of $1.3 billion were $336 million lower than in the three months ended March 31, 2025, mainly driven by higher outflows in the three months ended March 31, 2026, partially offset by higher gross premiums.
Asset Management
The Asset Management segment provides diversified investment management and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our average economic interest in AB of approximately 68% and 62% during the three months ended March 31, 2026 and 2025, respectively. The increase in economic interest was due to the purchase of AB Holding Units relating to the AB Tender Offer completed on April 3, 2025.

	Three Months Ended March 31,
	2026	2025
	(in millions)
Operating earnings (loss)	$140	$126

Key components of operating earnings (loss) were:

	Three Months Ended March 31,
	2026	2025
	(in millions)
REVENUES
Net investment income (loss)	$(6)	$3
Net derivative gains (losses)	4	(13)
Investment management, service fees and other income	1,116	1,098
Segment revenues	$1,114	$1,088

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution related payments	$197	$201
Compensation, benefits and other operating costs and expenses	632	607
Interest expense	7	7
Segment benefits and other deductions	$836	$815

Changes in AUM in the Asset Management segment were as follows:

	Three Months Ended March 31,
	2026	2025
	(in billions)
Balance, beginning of period	$866.9	$792.2
Long-term flows
Sales/new accounts	35.6	36.1
Redemptions/terminations	(35.8)	(29.7)
Cash flow/unreinvested dividends	(6.9)	(4.0)
Net long-term (outflows) inflows	(7.1)	2.4
Adjustments	—	—
Market appreciation (depreciation)	(21.2)	(10.1)
Net change	(28.3)	(7.7)
Balance, end of period	$838.6	$784.5

Average AUM in the Asset Management segment for the periods presented by distribution channel and investment services were as follows:

	Three Months Ended March 31,
	2026	2025
	(in billions)
Distribution Channel:
Institutions	$355.7	$325.2
Retail	351.2	334.4
Private Wealth	158.1	137.9
Total	$865.0	$797.5

Investment Service:
Equity Actively Managed	$271.5	$261.8
Equity Passively Managed (1)	78.0	68.4
Fixed Income Actively Managed – Taxable	212.9	211.5
Fixed Income Actively Managed – Tax-exempt	93.0	77.7
Fixed Income Passively Managed (1)	9.6	10.3
Alternatives/Multi-Asset Solutions (2)	200.0	167.8
Total	$865.0	$797.5
____________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025 for the Asset Management Segment
Operating earnings
Operating earnings increased $14 million to $140 million during the three months ended March 31, 2026, from $126 million in the three months ended March 31, 2025. The following were notable changes in operating earnings (losses):
Favorable items included:
•Fee-type revenue increased by $18 million primarily due to higher investment base advisory fees from higher average AUM partially offset by lower performance fees.
•Net derivative gains were $4 million for the three months ended March 31, 2026, compared to losses of $13 million for the three months ended March 31, 2025 primarily due to lower losses from economically hedging seed capital (partially offset by Net investment income) and market changes in total return swaps.
•Net income attributable to noncontrolling interest decreased by $17 million due to an increase in average economic ownership of AB, partially offset by higher pre-tax earnings.
These were partially offset by the following unfavorable items:
•Compensation, benefits and other operating costs and expenses increased by $25 million primarily due to higher base compensation and higher servicing and general administrative expenses.
•Net investment income decreased by $9 million mainly due to lower gains from seed capital investments (offset by Net derivatives losses).
•Income tax expense increased by $8 million primarily due to higher pre-tax earnings.

Long-Term Net Flows and AUM
•Total AUM as of March 31, 2026, was $838.6 billion, down $28.3 billion, or 3.3%, compared to December 31, 2025. The decrease is primarily the result of market depreciation of $21.2 billion and net outflows of $7.1 billion. Market depreciation of $21.2 billion is attributed to Institutions of $5.0 billion, Retail of $14.7 billion and Private Wealth of $1.5 billion. Net outflows were driven by Retail net outflows of $5.8 billion and Institutions net outflows of $1.9 billion, partially offset by Private Wealth net inflows of $0.6 billion.
Wealth Management
The Wealth Management segment is an emerging leader in the wealth management space with a differentiated advice value proposition that offers discretionary and non-discretionary investment advisory accounts, financial planning and advice, life insurance, and annuity products.
The following table summarizes operating earnings (loss) of our Wealth Management segment:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Operating earnings (loss)	$55	$45

Key components of operating earnings (loss) were:

	Three Months Ended March 31,
	2026	2025
	(in millions)
REVENUES
Net investment income	$3	$3
Investment management, service fees and other income	538	459
Segment revenues	$541	$462

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution-related payments	$348	$293
Compensation, benefits and other operating costs and expenses	121	109
Segment benefits and other deductions	$469	$402
The following table summarizes revenue by activity type for our Wealth Management segment:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Revenue by Activity Type
Investment management, service fees and other income:
Investment management and advisory fees	$229	$181
Distribution fees	292	263
Interest income	9	11
Service and other income	8	4
Total Investment management, service fees and other income	$538	$459

The following table summarizes a roll-forward of AUA for our Wealth Management segment:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Total Wealth Management Assets
Advisory assets:
Beginning, beginning of period	$82,594	$65,839
Acquired Assets	4,508
Net new assets	2,021	1,981
Market appreciation (depreciation) and other	(1,518)	(1,025)
Advisory ending assets	$87,605	$66,795

Acquired Assets, Brokerage and Direct	$4,546
Brokerage and direct assets	$38,886	$35,263

Balance, end of period (1)	$131,037	$102,058
_____________
(1)Some operating metrics have been revised for prior periods. Net New Assets consist of total client deposits into advisory accounts less total client withdrawals from advisory accounts, plus dividends, plus interest, minus advisory fees. AUA reflects adjusted balances with no financial impact.
Three Months Ended March 31, 2026, Compared to the Three Months Ended March 31, 2025, for the Wealth Management Segment
Operating earnings
Operating earnings increased $10 million to $55 million during the three months ended March 31, 2026, compared to $45 million in the three months ended March 31, 2025. The following were notable changes in operating earnings:
Favorable items included:
•Investment management, service fees and other income increased by $79 million mainly due to higher advisory fee-type revenue attributed to higher average asset balances combined with increased distribution fees from higher retirement sales.
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $55 million mainly driven by higher distribution and advisory fee-type revenue from higher retirement sales and average asset balances.
•Compensation, benefits and other operating costs and expenses increased by $12 million mainly due to seasonality of benefits payments and one-time costs related to the acquisition of Stifel Independent Advisors.
Net Flows and AUA
•The increase in AUA of $5.0 billion in the three months ended March 31, 2026, was mainly driven by $4.5 billion of acquired assets and net new assets of $2.0 billion, partially offset by market depreciation of $1.5 billion.
•Net new assets of $2.0 billion were $40 million higher than in the three months ended March 31, 2025 driven by higher inflows.

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
The following table summarizes operating earnings (loss) of Corporate and Other:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Operating earnings (loss)	$(119)	$(130)

Key components of operating earnings (loss) were:

	Three Months Ended March 31,
	2026	2025
	(in millions)
REVENUES
Policy charges, fee income and premiums	$362	$634
Net investment income	39	227
Net derivative gains (losses)	2	9
Investment management, service fees and other income	122	139
Segment revenues	$525	$1,009

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$315	$667
Remeasurement of liability for future policy benefits	10	(1)
Interest credited to policyholders’ account balances	51	133
Commissions and distribution-related payments	78	83
Amortization of deferred policy acquisition costs	49	49
Compensation, benefits and other operating costs and expenses	88	173
Interest expense	66	55
Segment benefits and other deductions	$657	$1,159
Three Months Ended March 31, 2026, Compared to the Three Months Ended March 31, 2025, for Corporate and Other
Operating earnings (losses)
Operating losses decreased by $11 million to $119 million during the three months ended March 31, 2026, from an operating loss of $130 million during the three months ended March 31, 2025. The following were notable changes in operating earnings:
Favorable items included:
•Policyholders’ benefits decreased by $352 million primarily due to the impact of the reinsurance transaction with RGA.
•Interest credited to policyholders’ account balances decreased by $82 million primarily due to the reinsurance transaction with RGA.
•Compensation, benefits, interest expense and other operating costs decreased by $74 million primarily due to the reinsurance transaction with RGA.

These were partially offset by the following unfavorable items:
•Fee-type revenue decreased by $289 million primarily due to the reinsurance transaction with RGA.
•Net investment income decreased by $188 million primarily due to lower average asset balances primarily related to the reinsurance transaction with RGA.
•Remeasurement of liability for future policy benefits increased by $11 million due to a one-time adjustment related to the major medical business.
•Income tax benefit decreased by $8 million primarily due to a lower pre-tax loss in 2026.
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

	Three Months Ended March 31,
	2026		2025
	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	4.56%	$948	4.39%	$928
Ending assets		84,380		84,784
Mortgages:
Income (loss)	5.27%	299	5.11%	260
Ending assets		22,860		20,566
Other Equity Investments: (1)
Income (loss)	3.23%	29	6.23%	53
Ending assets		3,462		3,484
Trading Securities:
Income (loss)	5.97%	12	5.57%	8
Ending assets		864		619
Policy Loans:
Income (loss)	5.14%	24	5.07%	55
Ending assets		1,845		4,318
Cash and Short-term Investments:
Income (loss)	3.41%	66	4.35%	40
Ending assets		6,290		4,106
Total:
Investment income (loss)	4.60%	1,378	4.60%	1,344
Less: investment fees	(0.17)%	(53)	(0.17)%	(49)
Investment Income, Net	4.43%	1,325	4.43%	1,295
Ending Net Assets		$119,701		$117,877
_____________
(1)Includes, as of March 31, 2026 and March 31, 2025, respectively, $415 million and $362 million of other invested assets. Amounts for certain consolidated VIE investments are shown net of associated non-controlling interest.
(2)Amount for fixed maturities and mortgages represents original cost, reduced by repayments, write-downs, adjusted amortization of premiums, accretion of discount and allowances. Cost for equity securities represents original cost reduced by write-downs; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.
AFS Fixed Maturities
The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations. The below investment grade securities in the General Account investment portfolio consist of loans to middle market companies, public high-yield securities, bank loans, as well as “fallen angels,” originally purchased as investment grade investments.
AFS Fixed Maturities by Industry
The following table sets forth these fixed maturities by industry category along with their associated gross unrealized gains and losses:

AFS Fixed Maturities by Industry (1)

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(Dollars in millions)
As of March 31, 2026
Corporate Securities:
Finance	$15,505	$—	$93	$1,021	$14,577	18%
Manufacturing	10,111	—	78	1,118	9,071	11
Utilities	7,939	—	62	716	7,285	9
Services	7,190	3	71	788	6,470	8
Energy	2,598	—	23	220	2,401	3
Retail and wholesale	3,147	5	34	283	2,893	4
Transportation	2,260	—	32	196	2,096	3
Other	533	—	8	53	488	1
Total corporate securities	49,283	8	401	4,395	45,281	57
U.S. government	5,058	—	1	1,359	3,700	5
Residential mortgage-backed (2)	7,673	—	50	119	7,604	10
Preferred stock	54	—	3	—	57	—
State & political	378	—	2	72	308	—
Foreign governments	553	—	1	84	470	1
Commercial mortgage-backed	4,880	—	14	262	4,632	6
Asset-backed securities (3)	16,501	—	72	81	16,492	21
Total	$84,380	$8	$544	$6,372	$78,544	100%

As of December 31, 2025
Corporate Securities:
Finance (4)	$14,676	$—	$172	$902	$13,946	18%
Manufacturing (4)	9,904	—	129	1,041	8,992	12
Utilities	7,873	—	102	656	7,319	10
Services (4)	7,328	—	123	728	6,723	9
Energy	2,373	—	32	207	2,198	3
Retail and wholesale	3,047	—	51	262	2,836	3
Transportation	2,162	—	46	185	2,023	3
Other	376	—	2	29	349	—
Total corporate securities	47,739	—	657	4,010	44,386	58
U.S. government	5,040	—	1	1,304	3,737	5
Residential mortgage-backed (2)	7,093	—	85	92	7,086	9
Preferred stock	54	—	4	—	58	—
State & political	378	—	3	71	310	—
Foreign governments	556	—	3	77	482	1
Commercial mortgage-backed	4,814	—	26	250	4,590	6
Asset-backed securities (3) (4)	16,142	—	126	46	16,222	21
Total	$81,816	$—	$905	$5,850	$76,871	100%
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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating:
AFS Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of March 31, 2026
1................................	Aaa, Aa, A	$59,142	$—	$295	$4,221	$55,216
2................................	Baa	23,839	—	240	2,085	21,994
	Investment grade	82,981	—	535	6,306	77,210
3................................	Ba	570	—	2	33	539
4................................	B	594	—	3	16	581
5................................	Caa	207	8	4	17	186
6................................	Ca, C	28	—	—	—	28
	Below investment grade	1,399	8	9	66	1,334
Total Fixed Maturities		$84,380	$8	$544	$6,372	$78,544

As of December 31, 2025:
1................................	Aaa, Aa, A	$56,880	$—	$513	$3,896	$53,497
2................................	Baa	23,488	—	380	1,884	21,984
	Investment grade	80,368	—	893	5,780	75,481
3................................	Ba	554	—	2	32	524
4................................	B	622	—	5	12	615
5................................	Caa	248	—	5	23	230
6................................	Ca, C	24	—	—	3	21
	Below investment grade	1,448	—	12	70	1,390
Total Fixed Maturities		$81,816	$—	$905	$5,850	$76,871

Mortgage Loans
The mortgage portfolio primarily consists of commercial, agricultural, and residential mortgage loans. The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The commercial mortgage loan portfolio is backed by high quality properties located in primary markets typically owned by experienced institutional investors with a demonstrated ability to manage their assets through business cycles. Our commercial loan portfolio is monitored on an ongoing basis, assigning credit quality ratings for each loan, with particular emphasis on loans that are scheduled to mature in the next 12 months. Scheduled maturities for the remainder of 2026 are $3.0 billion and 17% of the commercial mortgage portfolio. The commercial mortgage portfolio consists of 81% fixed rate loans and 19% floating rate loans. For floating rate loans, the borrower is typically required to purchase an interest rate cap to the scheduled maturity of the loan to protect against rising rates.

Commercial mortgage loans are evaluated annually to determine a current LTV ratio. Property financial statements, current rent roll, lease maturities, tenant creditworthiness, property physical inspections, and forecasted leasing market strength are used to develop projected cash flows. A discounted cash flow methodology which incorporates market data is used to determine property values. The average LTV ratio at origination provided by a certified appraisal firm was 54%. The average LTV ratio was 67% and 66% at March 31, 2026 and December 31, 2025, respectively, which reflects the most recent opinion of value on the underlying collateral.
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
The tables below show the breakdown of the amortized cost of the General Account’s investments in mortgage loans by geographic region and property type. Mortgage loans carried at fair value using the fair value option of $72 million as of March 31, 2026, are excluded from the below tables.
Mortgage Loans by Region and Property Type

	March 31, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
By Region:
U.S. Regions:
Pacific	$6,020	26%	$5,781	25%
Middle Atlantic	4,842	21	4,844	21
South Atlantic	3,422	15	3,529	16
East North Central	1,235	5	1,245	5
Mountain	1,872	8	1,865	8
West North Central	880	4	940	4
West South Central	1,815	8	2,007	9
New England	822	4	826	4
East South Central	950	4	950	4
Total U.S.	21,858	95	21,987	96
Other Regions:
Europe	1,213	5	994	4
Total Other	1,213	5	994	4
Total Mortgage Loans	$23,071	100%	$22,981	100%

By Property Type:
Office	$4,699	20%	$4,686	20%
Multifamily	8,693	38	8,629	38
Agricultural loans	2,650	12	2,650	12
Retail	672	3	673	3
Industrial	2,438	11	2,523	11
Hospitality	780	3	781	3
Residential	1,877	8	1,946	8
Other	1,262	5	1,093	5
Total Mortgage Loans	$23,071	100%	$22,981	100%

Private Credit
We invest in an array of private credit strategies, including private placements, private ABS, and direct lending. At March 31, 2026 and December 31, 2025, the amortized cost of these investments was $19.9 billion and $18.3 billion, respectively.
Private Credit Investments

	March 31, 2026		December 31, 2025
	Amortized Cost	%	Amortized Cost	%
	(in millions)
Private placements (1)	$14,821	75%	$13,292	72%
Private ABS	4,390	22	4,338	24
Direct middle market loans	670	3	666	4
Total	$19,881	100%	$18,296	100%
_____________
(1)Private placements primarily include investment‑grade corporate and infrastructure debt.

	March 31, 2026		December 31, 2025
	Amortized Cost	%	Amortized Cost	%
	(in millions)
Investment grade	$18,894	95%	$17,449	95%
Below investment grade	987	5	847	5
Total	$19,881	100%	$18,296	100%
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
At March 31, 2026 and December 31, 2025, the fair value of alternative investments was $3.2 billion and $3.2 billion, respectively. Alternative investments were 2.4% and 2.4% of cash and invested assets at March 31, 2026 and December 31, 2025, respectively.
Alternative Investments (1)

	March 31, 2026		December 31, 2025
	Fair Value	%	Fair Value	%
	(in millions)
Private Equity	$1,697	53%	$1,677	52%
Private Debt	303	10	307	10
Infrastructure	156	5	204	6
Real Estate	684	21	674	21
Hedge Funds	64	2	64	2
Other (2)	300	9	272	9
Total (3)	$3,204	100%	$3,198	100%
_____________
(1)Reported in Other Equity Investments in the consolidated balance sheets.
(2)Includes CLO equity, co-investments and investments in other strategies. CLO equity investments are consolidated and assets are reported in Fixed Maturities, at fair value using the fair value option in the consolidated balance sheets.
(3)Includes $993 million and $993 million of non-General Account assets as of March 31, 2026 and December 31, 2025, respectively.

Liquidity and Capital Resources
Liquidity refers to our ability to generate adequate amounts of cash from our operating, investment and financing activities to meet our cash requirements with a prudent margin of safety. Capital refers to our long-term financial resources available to support business operations and future growth. Our ability to generate and maintain sufficient liquidity and capital is dependent on the profitability of our businesses, timing of cash flows related to our investments and products, our ability to access the capital markets, general economic conditions and the alternative sources of liquidity and capital described herein. When considering our liquidity and cash flows, we distinguish between the needs of Holdings and the needs of our insurance and non-insurance subsidiaries. We also distinguish and separately manage the liquidity and capital resources of our Retirement, Asset Management, and Wealth Management segments; the insurance businesses reported in Corporate and Other are managed with the Retirement segment.
On February 13, 2025, our Holdings’ Board approved an additional $1.5 billion under Holdings’ share repurchase program. On September 9, 2025, Holdings’ Board approved an additional $500 million under Holdings’ share repurchase program. The repurchase program does not obligate Holdings to purchase any particular number of shares. On February 11, 2026, Holdings’ Board approved an additional $1.0 billion share repurchase program. As of March 31, 2026, Holdings had authorized capacity of approximately $1.9 billion remaining in its share repurchase program. See Note 13 of the Notes to the Consolidated Financial Statements for additional details on the repurchase program.
Sources and Uses of Liquidity
The Company has sufficient cash flows from operations to satisfy liquidity requirements in 2026.
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
Sources and Uses of Holding Company Highly Liquid Assets
The following table sets forth Holdings’ principal sources and uses of highly liquid assets:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Highly Liquid Assets, beginning of period	$1,239	$1,982
Dividends from subsidiaries	256	226
Issuance of loans to affiliates	—	—
Capital contribution from parent company	—	—
Capital contributions to subsidiaries	—	—
M&A Activity	—	—
Purchase of AllianceBernstein Units	—	—
Total Business Capital Activity	256	226

Purchase of treasury shares	(147)	(262)
Shareholder dividends paid	(76)	(74)
Total Share Repurchases, Dividends and Acquisition Activity	(223)	(336)

Issuance/(redemption) of preferred stock	—	—
Preferred stock dividend	(14)	(14)
Total Preferred Stock Activity	(14)	(14)

	Three Months Ended March 31,
	2026	2025
	(in millions)
Issuance of long-term debt	—	500
Repayment of long-term debt	—	—
Total External Debt Activity	—	500

Repayments of loans from affiliates	(600)	—
Proceeds from loans from affiliates	600	—
Net decrease (increase) in existing facilities to affiliates (1)	105	(30)
Total Affiliated Debt Activity	105	(30)

Interest paid on external debt and P-Caps	(44)	(34)
Others, net	87	30
Total Other Activity	43	(4)

Net increase (decrease) in highly liquid assets	167	342
Highly Liquid Assets, end of period	$1,406	$2,324
_______________
(1)     Represents net activity of draws and repayments of existing credit facilities between Holdings and affiliates.
Capital Contribution to Our Subsidiaries
Holdings did not make any capital contributions to its subsidiaries during the three months ended March 31, 2026.
Loans from Our Subsidiaries
In March 2026, Equitable America made a $600 million five-year loan to Holdings with an interest rate of 4.40% which matures in March 2031. In March 2026, Holdings also made a $600 million partial repayment on the $1.0 billion loan due June 2031 from Equitable Financial.
Cash Distributions from Our Non-Insurance Subsidiaries
During the three months ended March 31, 2026, Holdings received cash distributions of $203 million from AB and $53 million from the investment management contracts with EFIM and EIM.
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
Based on the NYDFS formula, Equitable Financial had no Ordinary Dividend capacity in 2025 and 2026.

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
As of March 31, 2026, Holdings and its non-insurance company subsidiaries hold approximately 199.3 million AB Units, 0.1 million AB Holding Units and the 1% General Partnership interest in ABLP.
As of March 31, 2026, the ownership structure of ABLP, including AB Units outstanding as well as the General Partner’s 1% interest, was as follows:

Owner	Percentage Ownership
EQH and its subsidiaries	68.0%
AB Holding	31.4
Unaffiliated holders	0.6
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 68.0% economic interest in AB as of March 31, 2026.
Holdings Credit Facilities
On July 29, 2025, Holdings entered into a new Revolving Credit Agreement with respect to a $1.0 billion five-year senior unsecured revolving credit facility (the “Credit Facility”), and terminated the Amended and Restated Revolving Credit Agreement, dated as of June 24, 2021, as amended.
The Credit Facility may provide significant support to our liquidity position when alternative sources of credit are limited. In addition to the Credit Facility, we have letter of credit facilities with an aggregate principal amount of $525 million (the “LOC Facilities”), primarily to be used to support our life insurance business reinsured to EQ AZ Life Re in April 2018. As of March 31, 2026, $445 million was outstanding under the LOC Facilities. In August 2025 Holdings entered into amendments with two of the issuers of its bilateral letter of credit facilities to effect changes in terms similar to the provisions of the Credit Facility and in one instance add two years of extension options. In August 2025 the Company also terminated six of its bilateral letter of credit facilities with different counterparties.
The Credit Facility and LOC Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of certain indebtedness that may be incurred by our subsidiaries and the dollar amount of certain secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Credit Facility and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of March 31, 2026, we were in compliance with the covenants under the Credit Facility and LOC Facilities.
Contingent Funding Arrangements
For information regarding activity pertaining to our contingent funding arrangements and other off-balance sheet commitments, see “Commitments and Contingent Liabilities” in Note 15 of the Notes to the Consolidated Financial Statements.
Series A Preferred Stock and Series C Preferred Stock
For information pertaining to our Series A Preferred Stock and Series C Preferred Stock see Note 13 of the Notes to the Consolidated Financial Statements.
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

AB Commercial Paper
As of March 31, 2026 and December 31, 2025, AB had $0 million of commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings for the commercial paper outstanding during the three months ended March 31, 2026, and full year 2025 were $187 million and $200 million, respectively, with weighted average interest rates of approximately 3.8% and 4.4%, respectively.
AB Credit Facility
AB has an $800 million committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders. The Credit Facility has a maturity date of August 5, 2030. There were no other significant changes included in the amendment. The credit facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200 million. Any such increase is subject to the consent of the affected lenders. The AB Credit Facility is available for AB business purposes, including the support of AB’s commercial paper program. AB can draw directly under the AB Credit Facility and AB management expects to draw on the AB Credit Facility from time to time.
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2026, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
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
As of March 31, 2026 and December 31, 2025, AB had no amounts outstanding under the AB Credit Facility. During the three months ended March 31, 2026 and full year 2025, AB and SCB LLC did not draw upon the AB Credit Facility.
SCB LLC had three uncommitted lines of credit with three financial institutions, two of these lines of credit allowed SCB LLC up to an aggregate of $150 million. One of those lines of credit was terminated March 20, 2026. As of March 31, 2026 SCB LLC has two uncommitted lines of credit with two financial institutions. One of these lines of credit permits SCB LLC to borrow up to an aggregate of approximately $100 million, with AB named as an additional borrower, while the other has no stated limit. AB has agreed to guarantee the obligations on SCB LLC under these lines of credit. As of March 31, 2026 and December 31, 2025, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings during the three months ended March 31, 2026 and the full year 2025, were $0 million and $1 million with weighted average interest rates of approximately 0.0% and 7.3%, respectively.
EQH Facility
AB has a $900 million committed, unsecured senior credit facility (the “EQH Facility”). The EQH Facility matures on August 31, 2029. The EQH Facility is available for AB’s general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.
The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. As of March 31, 2026, AB was in compliance with these covenants. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.

Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by AB from time to time until the maturity of the facility. AB or Holdings may reduce or terminate the commitment at any time without penalty upon proper notice. Holdings also may terminate the facility immediately upon a change of control of AB’s General Partner.
As of March 31, 2026 and December 31, 2025, AB had $705 million and $810 million outstanding under the EQH Facility, with interest rates of approximately 3.6% and 3.7%, respectively. Average daily borrowing of the EQH Facility during the first three months of 2026 and full year 2025 were $521 million and $392 million, respectively, with weighted average interest rates of approximately 3.6% and 4.2%, respectively.
EQH Uncommitted Facility
In addition to the EQH Facility, AB has a $300 million uncommitted, unsecured senior credit facility (the “EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on August 31, 2029 and is available for AB’s general business purposes. Borrowings under the EQH Uncommitted Facility bear interest generally at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants, which are substantially similar to those in the EQH Facility. As of March 31, 2026, AB was in compliance with these covenants.
As of March 31, 2026 and March 31, 2025, AB had no amounts outstanding under the EQH Uncommitted Facility. During the first three months of 2026 and full year 2025, AB did not draw upon the EQH Uncommitted Facility.
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
See Note 17 of the Notes to the Consolidated Financial Statements for additional information relating to Prescribed and Permitted Accounting Practices and their impact on our statutory surplus.
Captive Reinsurance Companies
We use captive reinsurance companies to more effectively manage our reserves and capital on an economic basis and to enable the aggregation and transfer of risks. Our captive reinsurance companies assume business from affiliates only and are closed to new business. Our captive reinsurance companies are wholly-owned subsidiaries located in the United States. In addition to state insurance regulation, our captive reinsurance companies are subject to internal policies governing their activities. We continue to analyze the use of our existing captive reinsurance structure, as well as additional third-party reinsurance arrangements.
Borrowings
Our financial strategy going forward will remain subject to market conditions and other factors. For example, we may from time to time enter into additional bank or other financing arrangements, including public or private debt, structured facilities and contingent capital arrangements, under which we could incur additional indebtedness.

The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	March 31, 2026	December 31, 2025
	(in millions)
Short-term debt:
CLO Short-term debt (4.91%) (1)	—	25
Total short-term debt	$—	$25
Long-term debt:
Senior Debenture (7.00%, due 2028)	250	250
Senior Note (4.35%, due 2028)	996	995
Senior Note (4.57%, due 2029)	308	307
Senior Note (5.59%, due 2033)	498	498
Senior Note (5.00%, due 2048)	1,290	1,290
Junior Sub Debt Securities due 2055	495	495
Total long-term debt	3,837	3,835
Total short and long-term debt	$3,837	$3,860
Notes and Debentures
The Senior Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Senior Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Senior Notes and Senior Debentures may be accelerated. As of March 31, 2026, the Company is in compliance with all debt covenants.
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

	AM Best	S&P	Moody’s
Last review date	Mar '26	Mar '26	Mar '26
Financial Strength Ratings:
Equitable Financial Life Insurance Company	A	A+	A1
Equitable Financial Life Insurance Company of America	A	A+	A1
Credit Ratings:
Equitable Holdings, Inc.	bbb+	A-	Baa1
Last review date		Oct' 25	Mar '25
AllianceBernstein L.P.		A	A2

Material Cash Requirement
Our material cash requirements include policyholder obligations, long-term debt, commercial paper, EB, operating leases and various funding commitments. See “Material Cash Requirements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2025 Form 10-K for additional information.

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
Item 3.      Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in the 2025 Form 10-K in “Quantitative and Qualitative Disclosures About Market Risk”.
Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 15 of the Notes to the Consolidated Financial Statements. Also see “Risk Factors—Legal and Regulatory Risks—Legal proceedings and regulatory actions” included in the 2025 Form 10-K.
Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in the 2025 Form 10-K. Risks to which we are subject also include, but are not limited to, the factors mentioned under “Note Regarding Forward-Looking Statements and Information” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q. The following should be read in conjunction with and supplements and amends the section titled “Risk Factors” in our Annual Report on Form 10-K.
The completion of the Proposed Transaction is subject to a number of conditions, including stockholder approvals, and, if these conditions are not satisfied or waived, the Proposed Transaction may not be completed within the expected timeframe or at all.
The completion of the Proposed Transaction is subject to the satisfaction or waiver of certain conditions, including: (a) the approval of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of Corebridge common stock entitled to vote thereon at the Corebridge special meeting; (b) the approval of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of Equitable common stock entitled to vote thereon at the Equitable special meeting; (c) the approval for listing on the NYSE, subject to official notice of issuance, of shares of Corebridge HoldCo common stock, Series 1-A Corebridge HoldCo preferred stock and Series 1-C Corebridge HoldCo preferred stock issuable in accordance with the Merger Agreement; (d) the receipt of requisite regulatory approvals or clearances, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, approvals from insurance regulators in Arizona, Colorado, Missouri, New York, Texas and Vermont, and approvals of certain other domestic and foreign regulators; (e) the absence of governmental restraints or prohibitions preventing the consummation of the Proposed Transaction; (f) the SEC having declared the registration statement on Form S-4 with respect to the stock consideration being issued in the Proposed Transaction effective under the Securities Act, and the absence of any stop order or proceeding by the SEC suspending such effectiveness, unless subsequently withdrawn; (g) the receipt by each party of a tax opinion, in form and substance reasonably satisfactory to such party, providing that the Proposed Transaction will qualify as a transaction described in Section 351 of the Internal Revenue Code; and (h) the consent of our clients representing 75% of our annualized investment advisory, investment management, subadvisory and other similar recurring fees as of February 28, 2026 to the “assignment” (as defined in the Investment Advisers Act of 1940) of their advisory contracts.
The obligation of each of us and Corebridge to consummate the Proposed Transaction is also conditioned on, among other things, (x) the truth and correctness of the representations and warranties made by the other party as of the closing date (subject to certain “materiality” and “material adverse effect” qualifiers), (y) each of us, Corebridge HoldCo, Corebridge Merger Sub and Equitable Merger Sub having performed or complied in all material respects with the obligations required to be performed or complied with by it under the Merger Agreement at or prior to the Closing and (z) no “material adverse effect” having occurred with respect to either us or Corebridge that is continuing.
There can be no assurance that the conditions to the completion of the Proposed Transaction will be satisfied or waived on a timely basis or at all. In addition, no assurance can be given as to the terms, conditions and timing of any approvals or clearances. Any delay in completing the Proposed Transaction could cause us not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve in the Proposed Transaction. If the conditions to the completion of the Proposed Transaction are not satisfied or waived, the Proposed Transaction may not be completed within the expected timeframe or at all.
While the Proposed Transaction is pending, we will be subject to business uncertainties.
The Proposed Transaction will happen only if the stated conditions are satisfied or waived, including, among others, the approval of the Proposed Transaction by the affirmative vote of the holders of a majority of the outstanding shares of Corebridge common stock entitled to vote thereon at the Corebridge special meeting and the approval of the Proposed

Transaction by the affirmative vote of the holders of a majority of the outstanding shares of Equitable common stock entitled to vote thereon at the Equitable special meeting.
Many of the conditions are outside our control, and both we and Corebridge have certain rights to terminate the Merger Agreement. Uncertainty regarding the outcome of the Proposed Transaction or our prospects could disrupt our business relationships with our customers, distributors, vendors, landlords and other strategic or business partners, who may attempt to negotiate changes to existing business relationships, consider entering into business relationships with parties other than us or seek to delay or defer entering into contracts or other commercial arrangements with us, which could have a material adverse effect on our business, results of operations and financial condition, regardless of whether the Proposed Transaction is ultimately completed. Such uncertainty could also adversely affect our ability to recruit and retain key personnel and other employees.
The Merger Agreement also contains pre-closing covenants that require us to conduct our business in all material respects in the ordinary course of business, and restricts what we can do prior to completion of the Proposed Transaction, including, during the pendency of the Proposed Transaction, our ability to pursue strategic transactions, undertake certain significant financing transactions and other actions, even if such actions would prove beneficial and may cause us to forgo certain opportunities we might otherwise pursue.
We have expended, and continue to expend, significant management time and resources in an effort to complete the Proposed Transaction, which may have a negative impact on our ongoing business and operations.
Litigation filed in connection with the Proposed Transaction could prevent or delay the consummation of the Proposed Transaction or result in the payment of damages following completion of the Proposed Transaction.
Lawsuits in connection with the Proposed Transaction may be filed against us, Corebridge, any other party and each party’s respective directors and officers, which could prevent or delay the consummation of the Proposed Transaction, divert management’s attention and resources, and result in additional costs to us. The ultimate resolution of any lawsuits is uncertain, and an adverse ruling in any such lawsuit may cause the Proposed Transaction to be delayed or not to be completed, which could cause us not to realize some or all of the anticipated benefits of the Proposed Transaction. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Proposed Transaction are consummated may adversely affect Corebridge HoldCo’s business, results of operations, financial condition and cash flows.
Failure to complete the Proposed Transaction could adversely affect us, including in the event we are required to pay a termination fee.
We may terminate the Merger Agreement under specified circumstances, including, among others, if the Proposed Transaction is not completed by December 26, 2026 (subject to two automatic three-month extensions in certain circumstances, pursuant to the terms of the Merger Agreement). In addition, the Merger Agreement provides for the payment by Corebridge to us, or vice versa, of a termination fee of $475,000,000 under specified circumstances.
If we are required to pay the termination fee, we may be required to use cash that would have otherwise been available for general corporate purposes or other uses, which may materially and adversely affect our business, results of operations and financial condition.
If the Proposed Transaction is not completed for any reason, our ongoing business may be adversely affected and will be subject to certain risks, including, among others, the following:
•the market price of our common stock (which may reflect a market assumption that the Proposed Transaction will be completed) may decline, or we may experience other negative reactions from the financial markets;
•we will have incurred, and may continue to incur, significant expenses for professional services and other transaction costs in connection with the Proposed Transaction for which we will have received little or no benefit if the Proposed Transaction are not completed;
•we may experience negative reactions from our business partners, regulators and employees;
•failure to complete the Proposed Transaction may result in negative publicity or result in a negative impression of us in the investment community and with policyholders and other stakeholders; and

•matters relating to the Proposed Transaction require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Holdings during the three months ended March 31, 2026, of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/26 through 1/31/26	2,113,950	$47.30	2,113,950	$900,700,171
2/1/26 through 2/28/26	1,046,396	$44.92	1,046,396	$1,853,700,397
3/1/26 through 3/31/26	—	$—	—	$1,853,700,397
Total	3,160,346	$46.51	3,160,346	$1,853,700,397
See Note 13 to the Notes to Consolidated Financial Statements for ASR transaction detail during the three months ended March 31, 2026.
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
During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Assets under management (“AUM”)
Investment assets that are managed by one of our subsidiaries and includes: (i) assets managed by AB; (ii) the assets in our General Account investment portfolio; and (iii) the Separate Account assets of our annuity and life insurance policies. Total AUM reflects exclusions between segments to avoid double counting.

Available Cash Flow
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

General Account Investment Portfolio	The invested assets held in the General Account.

General Account	The assets held in the general accounts of our insurance companies as well as assets held in our Separate Accounts on which we bear the investment risk.

GMxB	A general reference to all forms of variable annuity guaranteed benefits, including guaranteed minimum living benefits, or GMLBs (such as GMIBs, GMWBs and GMABs), and guaranteed minimum death benefits, or GMDBs (inclusive of return of premium death benefit guarantees).

GMxB Core	Retirement Cornerstone and Accumulator sold 2011 and later.

GMxB Legacy	Fixed-rate GMxB business written prior to 2011.

Guaranteed income benefit (“GIB”)	An optional benefit which provides the policyholder with a guaranteed lifetime annuity based on predetermined annuity purchase rates applied to a GIB benefit base, with annuitization automatically triggered if and when the contract AV falls to zero.

Guaranteed minimum accumulation benefits (“GMAB”)	An optional benefit (available for an additional cost) which entitles an annuitant to a minimum payment, typically in lump-sum, after a set period of time, typically referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying AV.

Guaranteed minimum death benefits (“GMDB”)	An optional benefit (available for an additional cost) that guarantees an annuitant’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying AV, upon the death of the annuitant.

Guaranteed minimum income benefits (“GMIB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the underlying AV.

Guaranteed minimum living benefit (“GMLB”)	A reference to all forms of guaranteed minimum living benefits, including GMIBs, GMWBs and GMABs (does not include GMDBs).

Guaranteed minimum withdrawal benefits (“GMWB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the annuitant could be greater than the underlying AV.

Guaranteed withdrawal benefit for life (“GWBL”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for the duration of the policyholder’s life, regardless of account performance.

Indexed Universal Life (“IUL”)	A permanent life insurance offering built on a universal life insurance framework that uses an equity-linked approach for generating policy investment returns.

Investment Edge (“IE”)	A traditional variable deferred annuity without enhanced guaranteed benefits that provides tax-efficient distribution.

Living benefits	Optional benefits (available at an additional cost) that guarantee that the policyholder will get back at least his original investment when the money is withdrawn.

Mortality and expense risk fee (“M&E fee”)	A fee charged by insurance companies to compensate for the risk they take by issuing life insurance and variable annuity contracts.

Net flows	Net change in customer account balances in a period including, but not limited to, gross premiums, surrenders, withdrawals and benefits. It excludes investment performance, interest credited to customer accounts and policy charges.

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
•“FABN” means Funding Agreement Backed Notes
•“FHLB” means Federal Home Loan Bank
•“General Partner” means AllianceBernstein Corporation, a Delaware corporation and the general partner of AB Holding and ABLP
•“GMIBNLG” means GMIB with a no-lapse guarantee (NLG)
•“Holdings” means Equitable Holdings, Inc.
•“HTM” means held-to-maturity
•“ISDA Master Agreement” means International Swaps and Derivatives Association Master Agreement
•“LTV” means loan to value
•“Modco” means modified coinsurance
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
•“RGA” means Reinsurance Group of America
•“RILA” means Registered Indexed Linked Annuity
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
•“Series B Preferred Stock” means Holdings’ Series B Fixed Rate Reset Noncumulative Perpetual Preferred Stock
•“Series C Preferred Stock” means Holdings’ Series C Fixed Rate Reset Noncumulative Perpetual Preferred Stock
•“SIO” means structured investment option
•“SOFR” means Secured Overnight Financing Rate
•“SPE” means special purpose entity
•“SPLLC” means special purpose limited liability company
•“SSAP” means Statement of Statutory Accounting Principles
•“SVO” means Securities Valuation Office
•“TAR” means total asset requirement
•“TIPS” means treasury inflation-protected securities
•“U.S. GAAP” means accounting principles generally accepted in the United States of America
•“UL” means universal life
•“Venerable” means Venerable Holdings, Inc.
•“VIE” means variable interest entity
•“VOE” means voting interest entity
•

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Equitable Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2026	EQUITABLE HOLDINGS, INC.

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2026	By:	/s/ William Eckert
		Name:	William Eckert
		Title:	Chief Accounting Officer (Principal Accounting Officer)