Form 10-Q
period 2026-06-30
Equitable Holdings, Inc.
filed 2026-08-06
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2026, 273,035,157 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
Certain of the statements included or incorporated by reference in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “forecasts,” “intends,” “targets,” “plans,” “estimates,” “anticipates,” “goals,” “guidance,” “formidable,” “preliminary,” “objective,” “continue,” “drive,” “improve,” “superior,” “robust,” “positioned,” “resilient,” “vision,” “potential,” “immediate,” and similar expressions or the negative of those expressions or verbs. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Equitable Holdings, Inc. (“Equitable”) and its consolidated subsidiaries. “We”, “us”, the “Company” and “our” refer to Equitable and its consolidated subsidiaries, unless the context refers only to Equitable as a corporate entity.
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) the ability to repurchase shares (if Holdings decides to do so) within the expected timing or at all; (ii) the ability to complete the proposed transaction between Holdings and Corebridge (the “Proposed Transaction”) on the timeframe or in the terms currently anticipated or at all, including due to a failure to obtain requisite stockholder, stock exchange, regulatory, governmental or other approvals; (iii) risks related to difficulties, inabilities or delays in integrating the parties’ businesses; (iv) the ability to realize the anticipated benefits of the Proposed Transaction, including estimated run-rate expense synergies and projected cost savings at the times, and to the extent anticipated, as well as expected, operating earnings and cash flow generation; (v) the occurrence of any event, change or other circumstance that could give rise to the right of either or both parties to terminate the merger agreement; (vi) the potential impact of the announcement or consummation of the Proposed Transaction on Holdings or Corebridge’s stock price and on their respective business, contractual and operational relationships (including with regulatory bodies, employees, suppliers, clients and competitors); (vii) risks related to business disruptions from the Proposed Transaction that may harm the business or current plans and operations of either or both parties, including diversion of management time from ongoing business operations; (viii) the risk that the Proposed Transaction and the announcement thereof could have an adverse effect on the ability of either or both parties to hire and retain key personnel; (ix) the parties’ ability to raise debt on favorable terms or at all; (x) the outcome of any legal proceedings that may be instituted against Holdings, Corebridge, their new parent company or their respective directors; (xi) restrictions on the conduct of Holdings and Corebridge’s respective businesses prior to the closing of the Proposed Transaction and on each of their ability to pursue alternatives to the Proposed Transaction; (xii) the possibility that the Proposed Transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events, or unforeseen or unknown liabilities; (xiii) the potential impact of a downgrade in Holdings or Corebridge’s insurer financial strength ratings or credit ratings or of the new parent company of Holdings and Corebridge following completion of the Proposed Transaction; (xiv) conditions in the financial markets and economy, including the impact of geopolitical conflicts, changes in tariffs and trade barriers, the impact on Holdings of a shutdown of the U.S. government, and related economic conditions, equity market declines and volatility, interest rate fluctuations, impacts on our goodwill and changes in liquidity and access to and cost of capital; (xv) operational factors, including reliance on the payment of dividends to Holdings by its subsidiaries, protection of confidential customer information or proprietary business information, operational failures by us or our service providers, potential strategic transactions, changes in accounting standards, and catastrophic events, such as the outbreak of pandemic diseases; (xvi) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults by third parties and affiliates and economic downturns, defaults and other events adversely affecting our investments; (xvii) our reinsurance and hedging programs; (xviii) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, variations in statutory capital requirements, financial strength and claims-paying ratings, state insurance laws limiting the ability of our insurance subsidiaries to pay dividends and key product distribution relationships; (xix) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves and experience differing from pricing expectations, amortization of deferred acquisition costs and financial models; (xx) our Asset Management segment, including fluctuations in assets under management and the industry-wide shift from actively-managed investment services to passive services; (xxi) recruitment and retention of key employees and experienced and productive financial professionals; (xxii) subjectivity of the determination of the amount of allowances and impairments taken on our investments; (xxiii) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; (xxiv) risks related to our common stock; and (xxv) general risks, including strong industry competition, information systems failing or being compromised and protecting our intellectual property.

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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE HOLDINGS, INC.
Consolidated Balance Sheets
June 30, 2026 (Unaudited) and December 31, 2025

	June 30, 2026	December 31, 2025
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $86,013 and $82,106) (allowance for credit losses of $7 and $0)	$80,191	$77,162
Fixed maturities, at fair value using the fair value option (1)	2,948	2,943
Mortgage loans on real estate (net of allowance for credit losses of $322 and $313) (1)	24,795	22,668
Mortgage loans, at fair value using the fair value option	71	50
Policy loans	1,846	1,862
Other equity investments (1)	3,635	3,779
Trading securities, at fair value	1,749	1,572
Other invested assets (1)	10,616	10,968
Total investments	125,851	121,004
Cash and cash equivalents (1)	17,183	12,462
Cash and securities segregated, at fair value	229	499
Broker-dealer related receivables	2,291	2,162
Deferred policy acquisition costs	7,638	7,523
Goodwill and other intangible assets, net	5,335	5,309
Amounts due from reinsurers (allowance for credit losses of $7 and $7)	20,744	20,127
Current and deferred income taxes	2,986	2,577
Purchased market risk benefits	4,710	5,260
Other assets (1)	3,744	3,771
Assets for market risk benefits	940	752
Separate Accounts assets	143,006	136,544
Total Assets	$334,657	$317,990
LIABILITIES
Policyholders’ account balances	$146,445	$133,433
Liability for market risk benefits	8,816	10,153
Future policy benefits and other policyholders’ liabilities	17,372	17,660
Broker-dealer related payables	798	1,370
Customer related payables	2,051	1,937
Amounts due to reinsurers	1,155	1,542
Short-term debt	—	25
Long-term debt	3,839	3,835
Notes issued by consolidated variable interest entities, at fair value using the fair value option (1)	3,128	2,702
Other liabilities (1)	6,824	7,001
Separate Accounts liabilities	143,006	136,544
Total Liabilities	$333,434	$316,202
Redeemable noncontrolling interest (1) (2)	$365	$322
Commitments and contingent liabilities (3)
EQUITY
Equity attributable to Holdings:
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,068	$1,068
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 466,227,784 and 468,341,734 shares issued, respectively; 273,083,312 and 283,358,187 shares outstanding, respectively	5	5
Additional paid-in capital	1,939	1,932
Treasury stock, at cost, 193,144,472 and 184,983,547 shares, respectively	(5,559)	(5,165)
Retained earnings	8,227	8,366
Accumulated other comprehensive income (loss)	(6,465)	(6,280)
Total equity attributable to Holdings	(785)	(74)
Noncontrolling interest	1,643	1,540
Total Equity	858	1,466
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$334,657	$317,990
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
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Income (Loss)
Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$426	$626	$855	$1,262
Premiums	268	260	508	564
Net derivative gains (losses)	(2,055)	(1,374)	(1,475)	(575)
Net investment income (loss)	1,397	1,355	2,681	2,603
Investment gains (losses), net:
Credit and intent to sell losses on available-for-sale debt securities and loans	(44)	(54)	(37)	(54)
Other investment gains (losses), net	(21)	(17)	(57)	(31)
Total investment gains (losses), net	(65)	(71)	(94)	(85)
Investment management and service fees	1,328	1,272	2,655	2,557
Other income	359	294	758	612
Total revenues	1,658	2,362	5,888	6,938

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	435	787	820	1,546
Remeasurement of liability for future policy benefits	(15)	(13)	(6)	(15)
Change in market risk benefits and purchased market risk benefits	(1,001)	(606)	(676)	66
Interest credited to policyholders’ account balances	834	796	1,604	1,474
Compensation and benefits	642	592	1,267	1,193
Commissions and distribution-related payments	562	488	1,118	989
Interest expense	56	61	118	116
Amortization of deferred policy acquisition costs	214	193	423	381
Other operating costs and expenses	424	427	826	1,377
Total benefits and other deductions	2,151	2,725	5,494	7,127
Income (loss) from continuing operations, before income taxes	(493)	(363)	394	(189)
Income tax (expense) benefit	140	80	(16)	56
Net income (loss)	(353)	(283)	378	(133)
Less: Net income (loss) attributable to the noncontrolling interest (1)	100	66	210	153
Net income (loss) attributable to Holdings	(453)	(349)	168	(286)
Less: Preferred stock dividends	13	18	27	32
Net income (loss) available to Holdings’ common shareholders	$(466)	$(367)	$141	$(318)

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$(1.68)	$(1.21)	$0.50	$(1.04)
Diluted	$(1.68)	$(1.21)	$0.50	$(1.04)
Weighted average common shares outstanding (in millions):
Basic	278.3	303.2	279.8	305.5
Diluted	278.3	303.2	281.6	305.5
______________
(1)    Includes redeemable noncontrolling interest. See Note 14 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(353)	$(283)	$378	$(133)
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	(6)	309	(641)	918
Change in market risk benefits - instrument-specific credit risk	(170)	(170)	351	414
Change in liability for future policy benefits - current discount rate	(1)	(29)	59	(92)
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	11	9	49	26
Foreign currency translation adjustment	1	26	(5)	37
Total other comprehensive income (loss), net of income taxes	(165)	145	(187)	1,303
Comprehensive income (loss)	(518)	(138)	191	1,170
Less: Comprehensive income (loss) attributable to the noncontrolling interest	100	76	208	176
Comprehensive income (loss) attributable to Holdings	$(618)	$(214)	$(17)	$994

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

	Three Months Ended June 30,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
		(in millions)
Balance, beginning of period	$1,068	$5	$1,915	$(5,190)	$8,775	$(6,300)	$273	$1,587	$1,860
Stock compensation	—	—	25	2	—	—	27	14	41
Purchase of treasury stock	—	—	1	(367)	—	—	(366)	—	(366)
Reissuance of treasury stock	—	—	—	—	1	—	1	—	1
Retirement of common stock	—	—	—	—	—	—	—	—	—
Purchase of AB Holding units	—	—	—	—	—	—	—	(21)	(21)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(86)	(86)
Dividends on common stock (cash dividends declared per common share of $0.30)	—	—	—	—	(83)	—	(83)	—	(83)
Dividends on preferred stock	—	—	—	—	(13)	—	(13)	—	(13)
Net income (loss)	—	—	—	—	(453)	—	(453)	82	(371)
Other comprehensive income (loss)	—	—	—	—	—	(165)	(165)	—	(165)
Other	—	—	(2)	(4)	—	—	(6)	67	61
June 30, 2026	$1,068	$5	$1,939	$(5,559)	$8,227	$(6,465)	$(785)	$1,643	$858

Balance, beginning of period	$1,507	$5	$2,305	$(4,296)	$10,447	$(7,567)	$2,401	$1,804	$4,205
Stock compensation	—	—	19	1	—	—	20	3	23
Purchase of treasury stock	—	—	15	(250)	—	—	(235)	—	(235)
Reissuance of treasury stock	—	—	—	—	1	—	1	—	1
Retirement of common stock	—	—	—	122	(122)	—	—	—	—
Purchase of AB Holding units	—	—	(443)	—	—	—	(443)	(329)	(772)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(99)	(99)
Dividends on common stock (cash dividends declared per common share of $0.27)	—	—	—	—	(82)	—	(82)		(82)
Dividends on preferred stock	—	—	—	—	(18)	—	(18)	—	(18)
Net income (loss)	—	—	—	—	(349)	—	(349)	68	(281)
Redemption of preferred stock	(279)	—	—	—	—	—	(279)	—	(279)
Other comprehensive income (loss)	—	—	—	—	—	135	135	10	145
Other	—	—	5	—	(7)	—	(2)	(1)	(3)
June 30, 2025	$1,228	$5	$1,901	$(4,423)	$9,870	$(7,432)	$1,149	$1,456	$2,605

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

	Six Months Ended June 30,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
Balance, beginning of period	$1,068	$5	$1,932	$(5,165)	$8,366	$(6,280)	$(74)	$1,540	$1,466
Stock compensation	—	—	36	25	—	—	61	23	84
Purchase of treasury stock	—	—	1	(514)	—	—	(513)	—	(513)
Reissuance of treasury stock	—	—	—	—	(21)	—	(21)	—	(21)
Retirement of common stock	—	—	—	100	(100)	—	—	—	—
Purchase of AB Holding units	—	—	—	—	—	—	—	(28)	(28)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(185)	(185)
Dividends on common stock (cash dividends declared per common share of $0.57)	—	—	—	—	(159)	—	(159)	—	(159)
Dividends on preferred stock	—	—	—	—	(27)	—	(27)	—	(27)
Net income (loss)	—	—	—	—	168	—	168	176	344
Other comprehensive income (loss)	—	—	—	—	—	(185)	(185)	(2)	(187)
Other	—	—	(30)	(5)	—	—	(35)	119	84
June 30, 2026	$1,068	$5	$1,939	$(5,559)	$8,227	$(6,465)	$(785)	$1,643	$858

Balance, beginning of period	$1,507	$5	$2,336		$(4,198)		$10,627	$(8,712)	$1,565	$1,858	$3,423
Stock compensation	—	—	37		25		—	—	62	11	73
Purchase of treasury stock	—	—	10		(507)		—	—	(497)	—	(497)
Reissuance of treasury stock	—	—	—		—		(19)	—	(19)	—	(19)
Retirement of common stock	—	—	—		257		(257)	—	—	—	—
Purchase of AB Holding units	—	—	(443)		—		—	—	(443)	(359)	(802)
Dividends paid to noncontrolling interest	—	—	—		—		—	—	—	(229)	(229)
Dividends on common stock (cash dividends declared per common share of $0.51)	—	—	—		—		(156)	—	(156)	—	(156)
Dividends on preferred stock	—	—	—		—		(32)	—	(32)	—	(32)
Redemption of preferred stock	(279)	—	—		—		—	—	(279)	—	(279)
Net income (loss)	—	—	—		—		(286)	—	(286)	152	(134)
Other comprehensive income (loss)	—	—	—		—		—	1,280	1,280	23	1,303
Other	—	—	(39)	✓	—	✓	(7)	—	(46)	—	(46)
June 30, 2025	$1,228	$5	$1,901		$(4,423)		$9,870	$(7,432)	$1,149	$1,456	$2,605

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2026 and 2025 (Unaudited)

	Six Months Ended June 30,
	2026	2025
	(in millions)
Cash flows from operating activities:
Net income (loss)	$378	$(133)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,604	1,474
Policy charges and fee income	(855)	(1,262)
Net derivative (gains) losses	1,475	575
Credit and intent to sell losses on available-for-sale debt securities and loans	37	54
Investment (gains) losses, net	57	31
Realized and unrealized (gains) losses on trading securities	(15)	(39)
Loss on novation	13	499
AB Retirement plan losses	—	21
Non-cash long term incentive compensation expense	60	48
Amortization and depreciation	463	433
Remeasurement of liability for future policy benefits	(6)	(15)
Change in market risk benefits	(676)	66
Equity (income) loss from limited partnerships	(40)	(87)
Changes in:
Net broker-dealer and customer related receivables/payables	(90)	(26)
Reinsurance recoverable and related balances, net	(966)	(562)
Segregated cash and securities, net	271	17
Capitalization of deferred policy acquisition costs	(596)	(574)
Future policy benefits	(215)	201
Current and deferred income taxes	(372)	(129)
Other, net	615	(93)
Net cash provided by (used in) operating activities	$1,142	$499

Cash flows from investing activities:
Proceeds from the sale/maturity/pre-payment of:
Fixed maturities, available-for-sale	$6,955	$9,368
Fixed maturities, at fair value using the fair value option	331	299
Mortgage loans on real estate	1,323	664
Trading account securities	297	269
Short term investments	11	132
Other	300	283
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(10,862)	(11,576)
Fixed maturities, at fair value using the fair value option	(363)	(709)
Mortgage loans on real estate	(3,451)	(2,103)
Mortgage loans, at fair value using the fair value option	(25)	—
Trading account securities	(451)	(395)
Short term investments	(20)	(99)
Other	(378)	(83)
Cash settlements related to derivative instruments, net	1,324	571
Investment in capitalized software, leasehold improvements and EDP equipment	(19)	(17)
Other, net	(89)	(321)
Net cash provided by (used in) investing activities	$(5,117)	$(3,717)

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2026 and 2025 (Unaudited)

	Six Months Ended June 30,
	2026	2025
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$12,842	$14,931
Withdrawals	(6,896)	(4,637)
Transfers (to) from Separate Accounts	968	932
Payments of market risk benefits	(329)	(366)
Repayment of short-term financings	(25)	—
Change in collateralized pledged assets	(177)	17
Change in collateralized pledged liabilities	2,907	1,298
Issuance of long-term debt	—	495
Proceeds from collateralized loan obligations	33	46
Repayment of collateralized loan obligations	(7)	(38)
Proceeds from notes issued by consolidated VIEs	802	1,203
Repayment of notes issued by consolidated VIEs	(367)	(839)
Dividends paid on common stock	(159)	(156)
Dividends paid on preferred stock	(27)	(32)
Redemption of preferred stock	—	(279)
Purchase of AllianceBernstein Units	—	(758)
Purchase of AB Holding Units to fund long-term incentive compensation plan awards, net	(28)	(44)
Purchase of treasury shares	(513)	(497)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	35	173
Distribution to noncontrolling interest of consolidated subsidiaries	(185)	(229)
Change in securities lending	(208)	(33)
Other, net	35	(17)
Net cash provided by (used in) financing activities	$8,701	$11,170

Effect of exchange rate changes on cash and cash equivalents	$(5)	$41
Change in cash and cash equivalents	4,721	7,993
Cash and cash equivalents, beginning of period	12,462	6,964
Change in cash of businesses held-for-sale	—	—
Cash and cash equivalents, end of period	$17,183	$14,957

Non-cash transactions from investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$24	$24

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
As of June 30, 2026 and December 31, 2025, the Company’s economic interest in AB was approximately 68% and 68%, respectively. The General Partner of AB is a wholly owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods presented.
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
On July 30, 2026, stockholders of both Holdings and Corebridge voted to approve all stockholder proposals necessary to complete the Proposed Transaction at their respective special stockholder meetings. The Proposed Transaction is expected to close by the end of 2026, subject to customary closing conditions, including the receipt of required regulatory approvals.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
RGA Reinsurance Transaction
On July 31, 2025, Equitable Financial, as well as Equitable America and Equitable Financial L&A (each a “Ceding Company” and, together, the “Ceding Companies”), completed the master transaction agreement with RGA entered into on February 23, 2025, pursuant to which and subject to the terms and conditions set forth in such agreement, RGA entered into reinsurance agreements, as reinsurer, with each such Ceding Company, to effect the RGA Reinsurance Transaction (the “RGA Reinsurance Transaction”).
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
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “second quarter 2026” and “second quarter 2025” refer to the three months ended June 30, 2026 and 2025, respectively. The terms “first six months of 2026” and “first six months of 2025” refer to the six months ended June 30, 2026 and 2025, respectively.
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
As of June 30, 2026 and December 31, 2025, respectively, Equitable Financial holds $138 million and $98 million of equity interests in the CLOs. The Company consolidated the CLOs as of June 30, 2026 and December 31, 2025, as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the CLO’s loan manager. The assets of the CLOs are legally isolated from the Company’s creditors and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligation to satisfy the liabilities of the CLOs. The Company consolidated the SPE as of June 30, 2026, as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the SPE loan manager.
Resulting from this consolidation in the Company’s consolidated balance sheets are fixed maturities, at fair value using the fair value option with total assets of $2.9 billion and $2.9 billion and total liabilities of $2.8 billion and $2.5 billion at June 30, 2026 and December 31, 2025, respectively. The unpaid outstanding principal balance of the notes and short-term borrowing is $2.8 billion and $2.3 billion at June 30, 2026 and December 31, 2025.
Consolidated Limited Partnerships and LLCs
As of June 30, 2026 and December 31, 2025, the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIE model. Included in other invested assets, mortgage loans on real estate, other equity investments, trading securities, cash and other liabilities in the Company’s consolidated balance sheets at June 30, 2026 and December 31, 2025, are total net assets of $5.3 billion and $3.1 billion, respectively, related to these VIEs.
Consolidated AB-Sponsored Investment Funds
Included in the Company’s consolidated balance sheets as of June 30, 2026 and December 31, 2025, are assets of $440 million and $346 million, liabilities of $28 million and $25 million, and redeemable noncontrolling interests of $221 million and $169 million, respectively, associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets as of June 30, 2026 and December 31, 2025, are assets of $27 million and $27 million, liabilities of $0 million and $0 million, and redeemable noncontrolling interests of $10 million and $10 million, respectively, from consolidation of AB-sponsored investment funds under the VOE model.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Non-Consolidated VIEs
As of June 30, 2026 and December 31, 2025, respectively, the Company held approximately $3.1 billion and $3.2 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. The Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $291.5 billion and $385.8 billion as of June 30, 2026 and December 31, 2025, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $3.1 billion and $3.2 billion and approximately $880 million and $1.0 billion of unfunded commitments as of June 30, 2026 and December 31, 2025, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Non-Consolidated AB-Sponsored Investment Products
As of June 30, 2026 and December 31, 2025, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $79.0 billion and $51.3 billion, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $51 million and $40 million as of June 30, 2026 and December 31, 2025, respectively. The Company has no further commitments to or economic interest in these VIEs.
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of June 30, 2026 and December 31, 2025, was $693 million and $669 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three and six months ended June 30, 2026 and 2025.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following tables provide information relating to the Company’s fixed maturities classified as AFS:
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2026
Fixed Maturities:
Corporate (1)	$50,445	$7	$345	$4,279	$46,504
U.S. Treasury, government and agency	5,308	—	1	1,373	3,936
States and political subdivisions	374	—	1	70	305
Foreign governments	510	—	1	75	436
Residential mortgage-backed (2)	7,782	—	49	127	7,704
Asset-backed (3)	16,751	—	57	95	16,713
Commercial mortgage-backed	4,789	—	11	264	4,536
Redeemable preferred stock	54	—	3	—	57
Total at June 30, 2026	$86,013	$7	$468	$6,283	$80,191

December 31, 2025:
Fixed Maturities:
Corporate (1)	$48,193	$—	$658	$4,010	$44,841
U.S. Treasury, government and agency	5,040	—	1	1,304	3,737
States and political subdivisions	378	—	3	71	310
Foreign governments	556	—	3	77	482
Residential mortgage-backed (2)	7,093	—	85	92	7,086
Asset-backed (3)	15,978	—	126	46	16,058
Commercial mortgage-backed	4,814	—	26	250	4,590
Redeemable preferred stock	54	—	4	—	58
Total at December 31, 2025	$82,106	$—	$906	$5,850	$77,162
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.

The contractual maturities of AFS fixed maturities as of June 30, 2026 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
June 30, 2026
Contractual maturities:
Due in one year or less	$2,426	$2,408
Due in years two through five	17,823	17,507
Due in years six through ten	16,878	16,472
Due after ten years	19,503	14,794
Subtotal	56,630	51,181
Residential mortgage-backed	7,782	7,704
Asset-backed	16,751	16,713
Commercial mortgage-backed	4,789	4,536
Redeemable preferred stock	54	57
Total at June 30, 2026	$86,006	$80,191
The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Proceeds from sales	$1,222	$2,961	$1,377	$4,263
Gross gains on sales	$3	$7	$5	$9
Gross losses on sales	$(23)	$(30)	$(26)	$(33)

Net (increase) decrease in Allowance for Credit and Intent to Sell losses	$(4)	$(13)	$(16)	$(19)

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Balance, beginning of period	$71	$53	$54	$47
Previously recognized impairments on securities that matured, paid, prepaid or sold	(10)	(5)	(11)	(5)
Recognized impairments on securities impaired to fair value this period (1)	—	—	4	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	11	12	23	17
Additional credit losses this period on securities previously impaired	(2)	1	—	2
Balance, end of period	$70	$61	$70	$61
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The tables below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:

Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Three Months Ended June 30, 2026
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(5,828)	$19	$193	$(5,616)
Net investment gains (losses) arising during the period	(5)	—	—	(5)
Reclassification adjustment:
Included in net income (loss)	23	—	—	23
Excluded from net income (loss)	—	—	—	—
Other	—	—	(5)	(5)
Impact of net unrealized investment gains (losses)	—	3	(5)	(2)
Net unrealized investment gains (losses) excluding credit losses	(5,810)	22	183	(5,605)
Net unrealized investment gains (losses) with credit losses	(5)	—	1	(4)
Balance, end of period	$(5,815)	$22	$184	$(5,609)

	Three Months Ended June 30, 2025
Balance, beginning of period	$(7,226)	$66	$279	$(6,881)
Net investment gains (losses) arising during the period	466	—	—	466
Reclassification adjustment:
Included in net income (loss)	36	—	—	36
Excluded from net income (loss)	—	—	—	—
Other	—	—	(33)	(33)
Impact of net unrealized investment gains (losses)	—	—	(106)	(106)
Net unrealized investment gains (losses) excluding credit losses	(6,724)	66	140	(6,518)
Net unrealized investment gains (losses) with credit losses	2	—	—	2
Balance, end of period	$(6,722)	$66	$140	$(6,516)

	Six Months Ended June 30, 2026
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(4,944)	$24	$10	$(4,910)
Net investment gains (losses) arising during the period	(903)	—	—	(903)
Reclassification adjustment:
Included in net income (loss)	43	—	—	43
Excluded from net income (loss)	—	—	—	—
Other	—	—	(9)	(9)
Impact of net unrealized investment gains (losses)	—	(2)	181	179
Net unrealized investment gains (losses) excluding credit losses	(5,804)	22	182	(5,600)
Net unrealized investment gains (losses) with credit losses	(11)	—	2	(9)
Balance, end of period	$(5,815)	$22	$184	$(5,609)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2025
Balance, beginning of period	$(8,074)	$71	$464	$(7,539)
Net investment gains (losses) arising during the period	1,310	—	—	1,310
Reclassification adjustment:
Included in net income (loss)	44	—	—	44
Other	—	—	(41)	(41)
Impact of net unrealized investment gains (losses)	—	(5)	(283)	(288)
Net unrealized investment gains (losses) excluding credit losses	(6,720)	66	140	(6,514)
Net unrealized investment gains (losses) with credit losses	(2)	—	—	(2)
Balance, end of period	$(6,722)	$66	$140	$(6,516)

The following tables disclose the fair values and gross unrealized losses of the 4,478 issues as of June 30, 2026, and the 3,287 issues as of December 31, 2025, that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2026
Fixed Maturities:
Corporate	$11,220	$179	$19,814	$4,074	$31,034	$4,253
U.S. Treasury, government and agency	104	2	3,586	1,371	3,690	1,373
States and political subdivisions	13	—	219	70	232	70
Foreign governments	14	—	345	75	359	75
Residential mortgage-backed	3,874	35	655	92	4,529	127
Asset-backed	5,517	64	498	31	6,015	95
Commercial mortgage-backed	837	7	2,320	254	3,157	261
Total at June 30, 2026	$21,579	$287	$27,437	$5,967	$49,016	$6,254

December 31, 2025:
Fixed Maturities:
Corporate	$4,286	$68	$21,138	$3,942	$25,424	$4,010
U.S. Treasury, government and agency	29	—	3,621	1,304	3,650	1,304
States and political subdivisions	13	—	223	71	236	71
Foreign governments	19	—	364	77	383	77
Residential mortgage-backed	619	3	836	89	1,455	92
Asset-backed	2,114	12	580	30	2,694	42
Commercial mortgage-backed	263	2	2,562	248	2,825	250
Total at December 31, 2025	$7,343	$85	$29,324	$5,761	$36,667	$5,846

The Company maintains a diversified portfolio of AFS securities across industries and issuers and does not have exposure to any single issuer in excess of 0.5% of total fixed maturities. The largest exposure to a single issuer held as of June 30, 2026 and December 31, 2025, was $415 million and $402 million, respectively, representing 48.4% and 27.4% of the consolidated equity of the Company.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Corporate high-yield securities, consisting primarily of public high-yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC Designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of June 30, 2026 and December 31, 2025, respectively, approximately $1.8 billion and $1.8 billion, or 2.1% and 2.1%, of the $86.0 billion and $82.1 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $71 million and $70 million as of June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026 and December 31, 2025, respectively, the $6.0 billion and $5.8 billion of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to the allowance for credit losses for these securities was not warranted at either June 30, 2026 or December 31, 2025. As of June 30, 2026 and December 31, 2025, the Company neither intended to sell the securities nor was it more likely than not required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of June 30, 2026, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.
Securities Lending
The Company enters into securities lending agreements with an agent bank whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of June 30, 2026 and December 31, 2025, the estimated fair value of loaned securities was $1.2 billion and $1.4 billion. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as cash or security collateral, calculated daily. We do not have the right to sell or pledge the securities posted as collateral. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. As of June 30, 2026 and December 31, 2025, collateral received was in the amount of $1.2 billion and $1.4 billion, of which $201 million and $408 million, respectively, is cash collateral. A securities lending payable for the overnight and continuous loans is included in other liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as Net investment income and were not material for the six months ended June 30, 2026 and 2025.
Mortgage Loans on Real Estate
Accrued interest receivable on commercial, agricultural and residential mortgage loans as of June 30, 2026 and December 31, 2025, was $141 million and $118 million, respectively. There was no accrued interest written off for commercial, agricultural and residential mortgage loans for the six months ended June 30, 2026 and 2025.
There were no mortgage loans foreclosed during the six months ended June 30, 2026.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial, agricultural and residential mortgage loans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$268	$254	$299	$259
Current-period provision for expected credit losses	31	39	34	34
Write-offs charged against the allowance	—	—	(34)	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	31	39	—	34
Balance, end of period	$299	$293	$299	$293

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Agricultural mortgages:
Balance, beginning of period	$8	$13	$6	$15
Current-period provision for expected credit losses	—	—	2	(2)
Write-offs charged against the allowance	—	(8)	—	(8)
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	—	(8)	2	(10)
Balance, end of period	$8	$5	$8	$5

Residential mortgages:
Balance, beginning of period	$10	$5	$8	$4
Current-period provision for expected credit losses	5	2	7	3
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	5	2	7	3
Balance, end of period	$15	$7	$15	$7

Total allowance for credit losses	$322	$305	$322	$305

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization; and
•changes in credit quality and economic assumptions.
Credit Quality Information
The Company’s commercial and agricultural mortgage loans segregated by risk rating exposure were as follows:
Loan to Value (“LTV”) Ratios (1) (3) (4)

	June 30, 2026
	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
0% - 50%	$14	$60	$185	$237	$612	$1,791	$—	$—	$2,899
50% - 70%	839	2,475	1,208	627	903	2,618	372	60	9,102
70% - 90%	230	559	251	238	794	2,284	160	—	4,516
90% plus	—	4	—	—	550	1,603	—	38	2,195
Total commercial	$1,083	$3,098	$1,644	$1,102	$2,859	$8,296	$532	$98	$18,712

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	June 30, 2026
	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Agricultural:
0% - 50%	$64	$173	$36	$98	$138	$1,270	$—	$—	$1,779
50% - 70%	76	112	151	45	126	384	—	—	894
70% - 90%	—	—	—	—	—	—	—	—	—
90% plus	—	—	—	—	—	9	—	—	9
Total agricultural	$140	$285	$187	$143	$264	$1,663	$—	$—	$2,682

Total commercial and agricultural mortgage loans:
0% - 50%	$78	$233	$221	$335	$750	$3,061	$—	$—	$4,678
50% - 70%	915	2,587	1,359	672	1,029	3,002	372	60	9,996
70% - 90%	230	559	251	238	794	2,284	160	—	4,516
90% plus	—	4	—	—	550	1,612	—	38	2,204
Total commercial and agricultural mortgage loans	$1,223	$3,383	$1,831	$1,245	$3,123	$9,959	$532	$98	$21,394

Debt Service Coverage (“DSC”) Ratios (2) (3) (4)

	June 30, 2026
	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
Greater than 2.0x	$—	$126	$185	$175	$1,036	$3,591	$—	$—	$5,113
1.8x to 2.0x	77	—	103	—	73	1,424	—	—	1,677
1.5x to 1.8x	—	241	424	272	746	1,425	72	—	3,180
1.2x to 1.5x	331	2,045	814	311	628	719	283	60	5,191
1.0x to 1.2x	518	686	118	333	201	979	177	38	3,050
Less than 1.0x	157	—	—	11	175	158	—	—	501
Total commercial	$1,083	$3,098	$1,644	$1,102	$2,859	$8,296	$532	$98	$18,712

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	June 30, 2026
	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Agricultural:
Greater than 2.0x	$41	$28	$8	$5	$35	$205	$—	$—	$322
1.8x to 2.0x	3	26	10	17	20	137	—	—	213
1.5x to 1.8x	22	43	45	8	37	306	—	—	461
1.2x to 1.5x	43	74	39	41	61	588	—	—	846
1.0x to 1.2x	19	89	68	42	87	382	—	—	687
Less than 1.0x	12	25	17	30	24	45	—	—	153
Total agricultural	$140	$285	$187	$143	$264	$1,663	$—	$—	$2,682

Total commercial and agricultural mortgage loans:
Greater than 2.0x	$41	$154	$193	$180	$1,071	$3,796	$—	$—	$5,435
1.8x to 2.0x	80	26	113	17	93	1,561	—	—	1,890
1.5x to 1.8x	22	284	469	280	783	1,731	72	—	3,641
1.2x to 1.5x	374	2,119	853	352	689	1,307	283	60	6,037
1.0x to 1.2x	537	775	186	375	288	1,361	177	38	3,737
Less than 1.0x	169	25	17	41	199	203	—	—	654
Total commercial and agricultural mortgage loans	$1,223	$3,383	$1,831	$1,245	$3,123	$9,959	$532	$98	$21,394
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
(4)Mortgage loans carried at fair value using the fair value option of $71 million are excluded from the above tables.
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
The amortized cost of residential mortgage loans by credit quality indicator and origination year was as follows:

	June 30, 2026
	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
	(in millions)
Performance indicators:
Performing	$1,404	$1,254	$497	$288	$159	$121	$3,723
Nonperforming	—	—	—	—	—	—	—
Total	$1,404	$1,254	$497	$288	$159	$121	$3,723

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	December 31, 2025
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
Performance indicators:
Performing	$711	$602	$340	$168	$121	$4	$1,946
Nonperforming	—	—	—	—	—	—	—
Total	$711	$602	$340	$168	$121	$4	$1,946

Past-Due and Nonaccrual Mortgage Loan Status
The aging analysis of past-due mortgage loans at amortized cost were as follows:
Age Analysis of Past Due Mortgage Loans at Amortized Cost

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
June 30, 2026:
Mortgage loans:
Commercial	$—	$—	$—	$—	$18,619	$18,619	$93	$18,712	$—	$—
Agricultural	11	7	41	59	2,613	2,672	10	2,682	—	—
Residential	—	—	5	5	3,718	3,723	—	3,723	—	—
Total	$11	$7	$46	$64	$24,950	$25,014	$103	$25,117	$—	$—

December 31, 2025:
Mortgage loans:
Commercial	$—	$—	$—	$—	$18,348	$18,348	$37	$18,385	$—	$—
Agricultural	13	—	24	37	2,602	2,639	11	2,650	9	—
Residential	5	1	4	10	1,936	1,946	—	1,946	—	—
Total	$18	$1	$28	$47	$22,886	$22,933	$48	$22,981	$9	$—
As of June 30, 2026 and December 31, 2025, the amortized cost of problem mortgage loans that had been classified as non-accrual loans were $10 million and $11 million, respectively.
Loan Modifications
During the three months ended June 30, 2026, the Company granted a modification on one commercial mortgage loan. This modification involved extending the maturity two years to January 2028 and a reduction in interest rate from SOFR + 4.61% to 2% fixed with the difference continued to be due, but waived if the loan is repaid in full. The loan has an amortized cost of $16 million and represents 0.1% of total commercial loans.

During the six months ended June 30, 2026, the Company also granted modifications on two commercial mortgage loans. One modification involved extending the maturity two years to April 20, 2028, the ability to capitalize interest, and reinstatement of financial covenant testing. The other modification involved splitting a commercial mortgage loan into two notes. No principal forgiveness or interest rate reduction was granted. The loans have an amortized cost of $195 million and represent 1.0% of total commercial loans.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Equity Securities
The breakdown of unrealized and realized gains and (losses) on equity securities was as follows:
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$—	$(2)	$(6)	$(2)
Net investment gains (losses) recognized on securities sold during the period	3	2	4	2
Unrealized and realized gains (losses) on equity securities	$3	$—	$(2)	$—
Trading Securities
As of June 30, 2026 and December 31, 2025, respectively, the fair value of the Company’s trading securities was $1.7 billion and $1.6 billion. As of June 30, 2026 and December 31, 2025, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $80 million and $73 million.
The breakdown of Net investment income (loss) from trading securities was as follows:
Net Investment Income (Loss) from Trading Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$44	$50	$13	$33
Net investment gains (losses) recognized on securities sold during the period	2	(10)	2	6
Unrealized and realized gains (losses) on trading securities	46	40	15	39
Interest and dividend income from trading securities	23	25	42	34
Net investment income (loss) from trading securities	$69	$65	$57	$73

Fixed maturities, at fair value using the fair value option
The breakdown of Net investment income (loss) from fixed maturities, at fair value using the fair value option were as follows:
Net Investment Income (Loss) from Fixed Maturities, at Fair Value using the Fair Value Option

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$27	$5	$5	$12
Net investment gains (losses) recognized on securities sold during the period	(18)	(1)	(15)	1
Unrealized and realized gains (losses) from fixed maturities	9	4	(10)	13
Interest and dividend income from fixed maturities	9	(4)	18	(4)
Net investment income (loss) from fixed maturities	$18	$—	$8	$9
Net Investment Income
The following table provides the components of Net investment income by investment type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Fixed maturities	$981	$938	$1,936	$1,874
Mortgage loans on real estate	320	256	619	516
Other equity investments	20	39	103	83
Policy loans	22	52	46	107
Trading securities	69	65	57	73
Other investment income	11	40	—	17
Mortgage loans at fair value	—	—	(2)	—
Fixed maturities, at fair value using the fair value option	18	—	8	9
Gross investment income (loss)	1,441	1,390	2,767	2,679
Investment expenses	(44)	(35)	(86)	(76)
Net investment income (loss)	$1,397	$1,355	$2,681	$2,603

Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Fixed maturities	$(23)	$(11)	$(43)	$(19)
Mortgage loans on real estate	(45)	(61)	(50)	(68)
Other	3	1	(1)	2
Investment gains (losses), net	$(65)	$(71)	$(94)	$(85)

For the three and six months ended June 30, 2026 and 2025, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $0 million, $1 million, $0 million and $1 million.

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
For GMxB features, the Company retains certain risks including basis, credit spread, and some volatility risk and risk associated with actual experience compared to expected actuarial assumptions for mortality, lapse and surrender, withdrawal and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity total return swaps and futures, a portion of exposure to credit risk is hedged using total return swaps and futures on treasuries. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company. The reinsurance of these features is accounted for as purchased MRBs. In addition, on June 1, 2021, we ceded legacy variable annuity policies sold by Equitable Financial between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees to CS Life. As this contract provides full risk transfer and thus has the same risk attributes as the underlying direct contracts, the benefits of this treaty are accounted for in the same manner as the underlying gross reserves and therefore the amounts due from reinsurers related to excess benefits are accounted for as purchased MRBs.
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
These cross currency swaps are for the period the foreign currency denominated private placement debt securities and funding agreement are outstanding, with the longest cross currency swap expiring in 2054. Since these cross currency swaps are designated and qualify as cash flow hedges, the corresponding interest accruals are recognized in Net investment income and in interest credited to policyholders’ account balances.
The tables below present quantitative disclosures about the Company’s derivative instruments designated in hedging relationships and derivative instruments which have not been designated in hedging relationships, including those embedded in other contracts required to be accounted for as derivative instruments.
The following table presents the gross notional amount and fair value of the Company’s derivatives:

Derivative Instruments by Category

	June 30, 2026				December 31, 2025
		Fair Value				Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$3,555	$114	$129	$(15)	$3,286	$96	$142	$(46)
Interest swaps	952	—	348	(348)	952	—	330	(330)
Total: designated for hedge accounting	4,507	114	477	(363)	4,238	96	472	(376)
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	18,198	—	2	(2)	15,052	1	—	1
Swaps	19,472	77	765	(688)	18,290	61	47	14
Options	99,734	32,043	8,144	23,899	88,273	27,686	6,580	21,106
Forwards	—	92	—	92	—	34	—	34

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	June 30, 2026				December 31, 2025
		Fair Value				Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives
Interest rate contracts:
Futures	8,415	—	—	—	8,802	—		—
Swaps	585	5	4	1	601	—	18	(18)
Options	50	5	—	5	50	5	—	5
Credit contracts:
Credit default swaps	443	1	11	(10)	397	1	11	(10)
Currency contracts:
Currency swaps	110	3	—	3	—	—	—	—
Currency forwards	116	20	18	2	90	15	16	(1)
Other freestanding contracts:
Margin	—	1,099	—	1,099	—	948	—	948
Collateral	—	137	22,778	(22,641)	—	144	20,776	(20,632)
Total: not designated for hedge accounting	147,123	33,482	31,722	1,760	131,555	28,895	27,448	1,447

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2)	—	—	25,743	(25,743)	—	—	21,819	(21,819)
Modco payable	—	3	—	3	—	(1)	—	(1)
Total embedded derivatives	—	3	25,743	(25,740)	—	(1)	21,819	(21,820)

Total derivative instruments	$151,630	$33,599	$57,942	$(24,343)	$135,793	$28,990	$49,739	$(20,749)
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss):
Derivative Instruments by Category

	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
	Net Derivative Gains (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivative Gains (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$(1)	$6	$(6)	$(12)	$—	$11	$(25)	$54
Interest swaps	—	(28)	—	15	—	(21)	—	11
Total: designated for hedge accounting	(1)	(22)	(6)	3	—	(10)	(25)	65
Derivatives: not Designated for hedge accounting
Equity contracts:
Futures	492	—	—	—	407	—	—	—
Swaps	(2,118)	—	—	—	(1,598)	—	—	—
Options	7,401	—	—	—	5,148	—	—	—
Forwards	93	—	—	—	58	—	—	—
Interest rate contracts:
Futures	35	—	—	—	37	—	—	—
Swaps	—	—	—	—	(6)	—	—	—
Options	—	—	—	—	—	—	—	—
Credit contracts:
Credit default swaps	(4)	—	—	—	(1)	—	—	—
Currency contracts:
Currency swaps	3	—	—	—	3	—	—	—
Currency forwards	4	—	—	—	6	—	—	—
Other freestanding contracts:
Margin	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	5,906	—	—	—	4,054	—	—	—

Embedded derivatives:
SCS, SIO,MSO and IUL indexed features	(7,949)	—	—	—	(5,512)	—	—	—
Modco payable	(11)	—	—	—	(17)	—	—	—
Total embedded derivatives	(7,960)	—	—	—	(5,529)	—	—	—

Total derivative instruments	$(2,055)	$(22)	$(6)	$3	$(1,475)	$(10)	$(25)	$65
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
	Net Derivative Gains (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivative Gains (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$—	$9	$73	$(151)	$—	$15	$106	$(188)
Interest swaps	—	(8)	—	13	—	(11)	—	(8)
Total: designated for hedge accounting	—	1	73	(138)	—	4	106	(196)
Derivatives: not Designated for hedge accounting
Equity contracts:
Futures	472	—	—	—	272	—	—	—
Swaps	(1,204)	—	—	—	(499)	—	—	—
Options	4,235	—	—	—	1,590	—	—	—
Forwards	—	—	—	—	—	—	—	—
Interest rate contracts:
Futures	(98)	—	—	—	(121)	—	—	—
Swaps	(16)	—	—	—	(1)	—	—	—
Options	(1)	—	—	—	(2)	—	—	—
Credit contracts:
Credit default swaps	(3)	—	—	—	(3)	—	—	—
Currency contracts:
Currency swaps	(57)	—	—	—	(87)	—	—	—
Currency forwards	(6)	—	—	—	(6)	—	—	—
Total: not designated for hedge accounting	3,322	—	—	—	1,143	—	—	—

Embedded derivatives:
SCS, SIO,MSO and IUL indexed features	(4,696)	—	—	—	(1,718)	—	—	—
Modco payable	—	—	—	—	—	—	—	—
Total embedded derivatives	(4,696)	—	—	—	(1,718)	—	—	—

Total derivative instruments (1)	$(1,374)	$1	$73	$(138)	$(575)	$4	$106	$(196)
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).

.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents a roll-forward of cash flow hedges recognized in AOCI:
Roll-forward of Cash flow hedges in AOCI

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Balance, beginning of period	$(5)	$22	$(67)	$80
Amount recorded in AOCI
Currency swaps	(17)	(91)	31	(81)
Interest swaps	(16)	—	(18)	(29)
Total amount recorded in AOCI	(33)	(91)	13	(110)
Amount reclassified from (to) income to AOCI
Currency swaps (1)	5	(60)	23	(107)
Interest swaps (1)	31	13	29	21
Total amount reclassified from (to) income to AOCI	36	(47)	52	(86)
Balance, end of period (2)	$(2)	$(116)	$(2)	$(116)
______________
(1)    Currency swaps and Interest rate swap income is reported in Net investment income in the consolidated statements of income (loss).
(2)    The Company does not estimate the amount of the deferred losses in AOCI at June 30, 2026 and 2025, which will be released and reclassified into net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of June 30, 2026 and December 31, 2025, are exchange-traded and net settled daily in cash. As of June 30, 2026 and December 31, 2025, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $928 million and $810 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $153 million and $128 million, and (iii) Currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, having initial margin requirements of $31 million and $26 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of June 30, 2026 and December 31, 2025, respectively, the Company held $22.8 billion and $20.8 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $137 million and $144 million as of June 30, 2026 and December 31, 2025, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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
As of June 30, 2026 and December 31, 2025, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following tables present information about the Company’s offsetting of financial assets and liabilities and derivative instruments:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of June 30, 2026

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$33,597	$25,348	$8,249	$(6,830)	$1,419
Secured lending	201	—	201	—	201
Other financial assets	2,166	—	2,166	—	2,166
Other invested assets	$35,964	$25,348	$10,616	$(6,830)	$3,786

Liabilities:
Derivative liabilities (2)	$25,369	$25,348	$21	$—	$21
Secured lending	201	—	201	—	201
Other financial liabilities	6,602	—	6,602	—	6,602
Other liabilities	$32,172	$25,348	$6,824	$—	$6,824
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
Summarized financial information for the Company’s Closed Block is as follows:

	June 30, 2026	December 31, 2025
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$4,822	$4,970
Other liabilities	47	118
Total Closed Block liabilities	4,869	5,088

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $2,608 and $2,621) (allowance for credit losses of $0 and $0)	2,530	2,566
Mortgage loans on real estate (net of allowance for credit losses of $24 and $24)	1,305	1,426
Policy loans	485	500
Cash and other invested assets	203	257
Other assets	99	97
Total assets designated to the Closed Block	4,622	4,846

Excess of Closed Block liabilities over assets designated to the Closed Block	247	242
Amounts included in AOCI:
Net unrealized investment gains (losses), net of income tax: $16 and $12	(61)	(44)
Maximum future earnings to be recognized from Closed Block assets and liabilities	$186	$198

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Revenues:
Premiums and other income	$24	$24	$48	$51
Net investment income (loss)	49	48	97	99
Investment gains (losses), net	(7)	—	—	(1)
Total revenues	66	72	145	149

Benefits and Other Deductions:
Policyholders’ benefits and dividends	61	72	128	146
Other operating costs and expenses	(1)	1	—	1
Total benefits and other deductions	60	73	128	147
Net income (loss), before income taxes	6	(1)	17	2
Income tax (expense) benefit	(2)	—	(4)	(1)
Net income (loss)	$4	$(1)	$13	$1

6)    DAC AND OTHER DEFERRED ASSETS/LIABILITIES
The following table presents a reconciliation of DAC to the consolidated balance sheets:

	June 30, 2026	December 31, 2025
	(in millions)
Retirement
GMxB Core	$1,569	$1,587
EQUI-VEST Individual	152	153
Investment Edge	301	273
SCS	2,413	2,274
EQUI-VEST Group	795	789
Momentum	76	79
Corporate and Other
Term	265	288
Universal Life	164	167
Variable Universal Life	1,161	1,143
Indexed Universal Life	177	181
GMxB Legacy	452	472
Closed Block	94	98
Other	19	19
Total	$7,638	$7,523
Annually, or as circumstances warrant, the Company reviews the associated decrements assumptions (i.e., mortality and lapse) based on our multi-year average of companies experience with actuarial judgments to reflect other observable industry trends. In addition to DAC, the unearned revenue liability and sales inducement asset use similar techniques and quarterly update processes for balance amortization.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Changes in the DAC asset were as follows:

	Six Months Ended June 30, 2026
	Retirement						Corporate and Other						Total
	GMxB Core	EI	IE	SCS	EG	Momentum	Term	UL	VUL	IUL	GMxB Legacy	CB
	(in millions)
Balance, beginning of period	$1,587	$153	$273	$2,274	$789	$79	$288	$167	$1,143	$181	$472	$98	$7,504
Capitalization	63	5	41	373	30	5	2	6	57	3	9	—	594
Amortization (1)	(81)	(6)	(13)	(192)	(24)	(8)	(17)	(6)	(35)	(6)	(29)	(4)	(421)
Recovery of acquisition costs (2)	—	—	—	(42)	—	—	(8)	(3)	(4)	(1)	—	—	(58)
Balance, end of period	$1,569	$152	$301	$2,413	$795	$76	$265	$164	$1,161	$177	$452	$94	$7,619
______________
(1)DAC amortization of $2 million related to Other not reflected in table above.
(2)Related to third party reinsurance transactions.

	Six Months Ended June 30, 2025
	Retirement						Corporate and Other						Total
	GMxB Core	EI	IE	SCS	EG	Momentum	Term	UL	VUL	IUL	GMxB Legacy	CB
	(in millions)
Balance, beginning of period	$1,605	$154	$225	$1,938	$768	$83	$314	$170	$1,083	$186	$517	$107	$7,150
Capitalization	70	5	36	326	31	5	5	7	72	6	9	—	572
Amortization (1)	(76)	(5)	(11)	(157)	(23)	(8)	(18)	(6)	(33)	(6)	(32)	(4)	(379)
Balance, end of period	$1,599	$154	$250	$2,107	$776	$80	$301	$171	$1,122	$186	$494	$103	$7,343
______________
(1)DAC amortization of $2 million related to Other not reflected in table above.

Changes in the Retirement and Corporate and Other sales inducement assets were as follows:

	Six Months Ended June 30,
	2026		2025
	Retirement	Corporate and Other	Retirement	Corporate and Other
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(in millions)
Balance, beginning of period	$107	$141	$117	$160
Capitalization	1	—	1	—
Amortization	(6)	(9)	(6)	(9)
Balance, end of period	$102	$132	$112	$151

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Changes in the Corporate and Other unearned revenue liability were as follows:

	Six Months Ended June 30,
	2026			2025
	UL	VUL	IUL	UL	VUL	IUL
	(in millions)
Balance, beginning of period	$112	$866	$254	$114	$840	$250
Capitalization	5	77	19	7	74	23
Amortization	(4)	(29)	(9)	(4)	(27)	(8)
Recovery of unearned revenue reserves (1)	(3)	(41)	(13)	—	—	—
Balance, end of period	$110	$873	$251	$117	$887	$265
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
Fair Value Measurements as of June 30, 2026

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$43,537	$2,967	$46,504
U.S. Treasury, government and agency	—	3,936	—	3,936
States and political subdivisions	—	305	—	305
Foreign governments	—	436	—	436
Residential mortgage-backed (2)	—	7,682	22	7,704
Asset-backed (3)	—	13,966	2,747	16,713
Commercial mortgage-backed	—	4,476	60	4,536
Redeemable preferred stock	—	57	—	57
Total fixed maturities, AFS	—	74,395	5,796	80,191
Fixed maturities, at fair value using the fair value option	—	2,745	203	2,948
Mortgage loans, at fair value using the fair value option	—	—	71	71
Other equity investments (4)	237	169	18	424
Trading securities	393	963	393	1,749
Other invested assets:
Short-term investments	—	106	—	106
Assets of consolidated VIEs/VOEs	42	412	1	455
Swaps	—	(1,047)	—	(1,047)
Credit default swaps	—	(10)	—	(10)
Futures	(2)	—	—	(2)
Options	—	23,904	—	23,904
Forwards	—	94	—	94
Total other invested assets	40	23,459	1	23,500
Cash equivalents	5,872	—	—	5,872
Segregated securities	—	229	—	229
Purchased market risk benefits	—	—	4,710	4,710
Assets for market risk benefits	—	—	940	940
Modco payable (5)	—	—	3	3
Separate Accounts assets (6)	139,559	2,936	—	142,495
Total Assets	$146,101	$104,896	$12,135	$263,132

Liabilities:
Notes issued by consolidated VIEs, at fair value using the fair value option (7)	$—	$2,786	$321	$3,107
SCS, SIO, MSO and IUL indexed features’ liability	—	25,743	—	25,743
Liabilities of consolidated VIEs and VOEs	—	22	—	22
Liabilities for market risk benefits	—	—	8,816	8,816
Contingent payment arrangements	—	—	9	9
Total Liabilities	$—	$28,551	$9,146	$37,697
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
(4)Includes short position equity securities of $38 million that are reported in other liabilities.
(5)Represents ceded reserves on NI modco (see Note 1 of the Notes to these Consolidated Financial Statements). Reflected in Amounts due from reinsurers.
(6)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of June 30, 2026, the fair value of such investments was $277 million.
(7)Accrued interest payable of $21 million is reported in Notes issued by consolidated VIEs, at fair value using the fair value option in the consolidated balance sheets, which is not required to be measured at fair value on a recurring basis.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
After giving consideration to collateral arrangements, the Company reduced the fair value of its purchased MRB asset by $35 million and $42 million as of June 30, 2026 and December 31, 2025, respectively, to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the six months ended June 30, 2026, fixed maturities with fair values of $707 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair values of $828 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 178.9% of total equity as of June 30, 2026.
During the six months ended June 30, 2025, fixed maturities with fair values of $882 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair values of $367 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 47.9% of total equity as of June 30, 2025.
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses). Not included below are the changes in balances related to MRBs and purchased MRBs Level 3 assets and liabilities, which are included in Note 9 of the Notes to these Consolidated Financial Statements.

	Three Months Ended June 30, 2026
	Corporate	Asset-backed	RMBS	CMBS	Fixed maturities, at FVO	Mortgage Loans, at FVO
	(in millions)
Balance, beginning of period	$2,740	$1,636	$—	$40	$439	$72
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	3	—	—	—	21	—
Investment gains (losses), net	(11)	—	—	—	(1)	(1)
Subtotal	(8)	—	—	—	20	(1)
Other comprehensive income (loss)	(2)	(10)	—	—	—	—
Purchases	1,201	708	22	20	(10)	—
Debt issuances	—	—	—	—	—	—
Sales	(967)	(240)	—	—	(5)	—
Settlements	—	—	—	—	—	—
Change in fair value of Modco payable	—	—	—	—	—	—
Other	—	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	—
Transfers into Level 3 (1)	12	653	—	—	(55)	—
Transfers out of Level 3 (1)	(9)	—	—	—	(186)	—
Balance, end of period	$2,967	$2,747	$22	$60	$203	$71

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2026
	Corporate	Asset-backed	RMBS	CMBS	Fixed maturities, at FVO	Mortgage Loans, at FVO
	(in millions)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$20	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(16)	$(11)	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values. Negative transfers into Level 3 and positive transfers out of Level 3 represent transfers in prior quarters that were sold in the current quarter.
(2)For instruments held as of June 30, 2026, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Three Months Ended June 30, 2026
	Other Equity Investments (3)	Trading Securities, at Fair Value	Modco Payable	Notes issued by consolidated VIEs	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$23	$347	$2	$(293)	$(9)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	(2)	—	—	—
Investment gains (losses), net	—	3	—	—	—
Subtotal	1	1	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases	6	56	—	—	—
Debt issuances	—	—	—	(28)	—
Sales	(7)	(13)	—	—	—
Settlements	—	—	—	—	—
Change in fair value of Modco payable	—	—	1	—	—
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	(4)	2	—	—	—
Transfers out of Level 3 (1)	—	—	—	—	—
Balance, end of period	$19	$393	$3	$(321)	$(9)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$1	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values. Negative transfers into Level 3 and positive transfers out of Level 3 represent transfers in prior quarters that were sold in the current quarter.
(2)For instruments held as of June 30, 2026, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2025
	Corporate	Asset-backed	RMBS	CMBS
	(in millions)
Balance, beginning of period	$1,831	$648	$—	$8
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—	—
Investment gains (losses), net	—	—	—	—
Subtotal	2	—	—	—
Other comprehensive income (loss)	17	3	1	1
Purchases	279	398	14	11
Sales	(292)	(11)	—	(5)
Settlements	—	—	(3)	—
Change in fair value of modco payable	—	—	—	—
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	98	—	19	4
Transfers out of Level 3 (1)	74	(102)	—	—
Balance, end of period	$2,009	$936	$31	$19
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$14	$—	$—	$—
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2025
	Fixed maturities, at FVO	Other Equity Investments (3)	Trading Securities, at Fair Value	Notes issued by consolidated VIEs	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$263	$18	$109	$(168)	$(8)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	(1)	1	—	—	—
Investment gains (losses), net	—	—	—	—	—
Subtotal	(1)	1	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases	87	11	18	—	—
Debt issuances	—	—	—	(2)	—
Sales	(27)	(16)	—	—	—
Settlements	—	—	—	12	—
Change in fair value of modco payable	—	—	—	—	—
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	(1)	—	—	—
Transfers into Level 3 (1)	63	—	—	—	—
Transfers out of Level 3 (1)	25	—	—	—	—
Balance, end of period	$410	$13	$127	$(158)	$(8)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$(1)	$1	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2026
	Corporate	Asset-backed	RMBS	CMBS	Fixed maturities, at FVO	Mortgage Loans, at FVO
	(in millions)
Balance, beginning of period	$2,496	$1,545	$—	$38	$459	$50
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	4	—	—	—	14	—
Investment gains (losses), net	(20)	(4)	—	—	(1)	(4)
Subtotal	(16)	(4)	—	—	13	(4)
Other comprehensive income (loss)	(21)	(22)	—	(1)	—	—
Purchases	1,665	1,027	22	23	36	25
Debt issuances	—	—	—	—	—	—
Sales	(1,078)	(355)	—	—	(16)	—
Settlements	—	—	—	—	—	—
Change in fair value of modco payable	—	—	—	—	—	—
Other	—	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	—
Transfers into Level 3 (1)	33	722	—	—	71	—
Transfers out of Level 3 (1)	(112)	(166)	—	—	(360)	—
Balance, end of period	$2,967	$2,747	$22	$60	$203	$71
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$14	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(35)	$(22)	$—	$(1)	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2026, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2026
	Other Equity Investments (1)	Trading Securities, at Fair Value	Short-term investments	Modco Payable	Notes issued by consolidated VIEs	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$18	$286	$68	$(1)	$(254)	$(9)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	(2)	—	—	—	—
Investment gains (losses), net	—	3	—	—	—	—
Subtotal	1	1	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases	11	120	—	—	—	—
Debt issuances	—	—	—	—	(72)	—
Sales	(11)	(15)	—	—	—	—
Settlements	—	—	—	—	5	—
Change in fair value of modco payable	—	—	—	4	—	—
Other	—	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	—
Transfers into Level 3 (2)	—	2	—	—	—	—
Transfers out of Level 3 (2)	—	(1)	(68)	—	—	—
Balance, end of period	$19	$393	$—	$3	$(321)	$(9)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (3)	$1	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (3)	$—	$—	$—	$—	$—	$—
______________
(1)Other Equity Investments include other invested assets.
(2)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(3)For instruments held as of June 30, 2026, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2025
	Corporate (3)	Asset-backed	RMBS	CMBS	Fixed maturities, at FVO
	(in millions)
Balance, beginning of period	$2,472	$232	$—	$8	$275
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	3	—	—	—	1
Investment gains (losses), net	(3)	—	—	—	(4)
Subtotal	—	—	—	—	(3)
Other comprehensive income (loss)	28	6	1	1	—
Purchases	424	784	14	11	199
Debt issuances	—	—	—	—	—
Sales	(390)	(133)	(3)	(5)	(41)
Settlements	—	—	—	—	—
Change in fair value of modco payable	—	—	—	—	—
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	98	149	19	4	95
Transfers out of Level 3 (1)	(623)	(102)	—	—	(115)
Balance, end of period	$2,009	$936	$31	$19	$410
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$(1)
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$22	$3	$1	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2025, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Six Months Ended June 30, 2025
	Other Equity Investments (1)	Trading Securities, at Fair Value	Notes issued by consolidated VIEs	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$55	$80	$(172)	$(9)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—
Investment gains (losses), net	—	—	—	—
Subtotal	1	—	—	—
Other comprehensive income (loss)	—	—	—	—
Purchases	14	47	—	—
Debt issuances	—	—	(3)	—
Sales	(16)	—	—	—
Settlements	—	—	17	1
Change in fair value of modco payable	—	—	—	—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2025
	Other Equity Investments (1)	Trading Securities, at Fair Value	Notes issued by consolidated VIEs	Contingent Payment Arrangement
	(in millions)
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	(1)	—	—	—
Transfers into Level 3 (2)	2	—	—	—
Transfers out of Level 3 (2)	(42)	—	—	—
Balance, end of period	$13	$127	$(158)	$(8)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (3)	$1	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (3)	$—	$—	$—	$—
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
Quantitative Information about Level 3 Fair Value Measurements as of June 30, 2026

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$1,063	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value Benchmark analysis	4.3x - 26.0x 5.9% - 48.2% 0.9x - 15.4x 3.3% - 45.3% 3.6% - 7.8%	12.6x 7.6% 5.9x 14.2% 4.7%
Trading securities, at fair value (5)	82	Discounted cash flow	Earnings multiple Discount factor Discount years	10.9x 10.0% 7
Trading securities, at fair value (5)	246	Market comparable companies	EBITDA Multiples Cashflow Multiples	6.2x - 26.0x 0.7x - 11.8x	14.4x 7.1x
Mortgage loans, at fair value using the fair value option	71	Discounted cash flow	Discount rate Loan to value	6.4% - 6.8% 64.0% - 66.0%	6.6% 65.0%
Purchased MRB asset (1) (2) (4)	4,710	Discounted cash flow	Lapse rates Withdrawal rates GMIB Utilization rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.04% - 13.67% 0.12% - 6.51% 0.04% - 63.69% 1 bps - 78 bps 13.74% - 28.52% 0.01% - 0.17% 0.06% - 0.51% 0.31% - 40.40%	2.52% 0.62% 6.52% 6 bps 22.65% 3.53% (same for all ages) (same for all ages)
Liabilities:
AB Contingent consideration payable	$9	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 8.0% 1.9% - 1.9%	4.9% 1.9%
Direct MRB (1) (2) (3) (4)	7,876	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	94 bps 0.04% - 38.09% 0.00% - 8.00% 0.04% - 100.00% 0.01% - 0.17% 0.06% - 0.51% 0.31% - 40.40%	94 bps 4.28% 0.67% 5.06% 3.04% (same for all ages) (same for all ages)
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
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $8.8 billion of MRB liabilities and $940 million of MRB assets.
(4)Includes Legacy and Core products.
(5)Certain newly acquired Level 3 Trading securities are not presented as cost basis approximates fair value as of June 30, 2026.

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
Excluded from the tables above as of June 30, 2026 and December 31, 2025, respectively, are approximately $5.0 billion and $3.5 billion of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of June 30, 2026 and December 31, 2025, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of June 30, 2026 and December 31, 2025, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
June 30, 2026:
Mortgage loans on real estate	$24,795	$—	$—	$23,887	$23,887
Policy loans	$1,846	$—	$—	$1,920	$1,920
Policyholders’ liabilities: Investment contracts	$3,375	$—	$—	$3,336	$3,336
Modco payable (1)	$349	$—	$—	$349	$349
Funding agreements (2)	$19,987	$—	$19,865	$—	$19,865
Short-term debt	$—	$—	$—	$—	$—
Long-term debt	$3,839	$—	$3,743	$—	$3,743
Separate Accounts liabilities	$13,197	$—	$—	$13,197	$13,197

December 31, 2025:
Mortgage loans on real estate	$22,668	$—	$—	$21,907	$21,907
Policy loans	$1,862	$—	$—	$1,958	$1,958
Policyholders’ liabilities: Investment contracts	$2,808	$—	$—	$2,777	$2,777
Modco payable (1)	$323	$—	$—	$323	$323
Funding agreements	$17,996	$—	$17,916	$—	$17,916
Short-term debt	$25	$—	$25	$—	$25
Long-term debt	$3,835	$—	$3,814	$—	$3,814
Separate Accounts liabilities	$12,365	$—	$—	$12,365	$12,365
______________
(1)Modco payable is reported in Amounts due from reinsurers in the consolidated balance sheets.
(2)Excludes accrued interest of $103 million as of June 30, 2026.
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
Funding Agreements
The fair values of Equitable Financial and Equitable America’s FHLB long term funding agreements’ are determined based on indicative market rates published by the FHLB, and modeled for each note’s fair market value. FHLB short-term funding agreements’ fair values are reflective of notional/par value.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The fair values of Equitable Financial and Equitable America’s FABN funding agreements are determined by the Bloomberg Valuation pricing service, which uses direct observations or observed comparables.
The fair value of Equitable Financial’s FABCP funding agreements are reflective of the notional/par value outstanding.
The fair values of Equitable Financial’s Farmer Mac funding agreements are determined based on indicative market rates provided by Farmer Mac and modeled for each note’s fair market value.

Short-term Debt
The Company’s short-term debt primarily includes long-term debt that has been reclassified to short-term due to an upcoming maturity date within one year. The fair values for the Company’s short-term debt are determined by the Bloomberg Valuation pricing service, which uses direct observations or observed comparables.
Long-term Debt
The fair values for the Company’s long-term debt are determined by the Bloomberg Valuation pricing service, which uses direct observations or observed comparables.
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
8)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS
The following table reconciles the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheets:

	June 30, 2026	December 31, 2025
	(in millions)
Reconciliation
Term	$1,202	$1,241
Payout	5,345	5,243
Group Pension - Benefit Reserve & DPL	407	432
Health	1,252	1,316
UL	1,355	1,328
Subtotal	9,561	9,560
Whole Life Closed Block and Open Block products	4,839	4,980
Other (1)	928	936
Future policyholder benefits total	15,328	15,476
Other policyholder funds and dividends payable	2,044	2,184
Total	$17,372	$17,660
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table summarizes balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts:

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	Retirement	Corporate & Other			Retirement	Corporate & Other
	Payout	Term	Group Pension	Health	Payout	Term	Group Pension	Health
	(in millions)
Present Value of Expected Net Premiums
Balance, beginning of period	$—	$1,818	$—	$(23)	$—	$1,932	$—	$(25)
Beginning balance at original discount rate	—	1,802	—	(24)	—	1,959	—	(26)
Effect of changes in cash flow assumptions	—	(3)	—	—	—	—	—	—
Effect of actual variances from expected experience	—	(51)	—	(1)	—	(54)	—	(2)
Adjusted beginning of period balance	—	1,748	—	(25)	—	1,905	—	(28)
Issuances	—	15	—	—	—	20	—	—
Interest accrual	—	43	—	—	—	47	—	(1)
Net premiums collected	—	(81)	—	2	—	(90)	—	3
Ending Balance at original discount rate	—	1,725	—	(23)	—	1,882	—	(26)
Effect of changes in discount rate assumptions	—	(15)	—	1	—	—	—	1
Balance, end of period	$—	$1,710	$—	$(22)	$—	$1,882	$—	$(25)

Present Value of Expected Future Policy Benefits
Balance, beginning of period	$5,243	$3,058	$432	$1,293	$5,050	$3,216	$460	$1,337
Beginning balance of original discount rate	5,402	2,991	472	1,458	5,390	3,215	514	1,555
Effect of changes in cash flow assumptions (1)	(15)	7	—	—	(468)	—	—	—
Effect of actual variances from expected experience	(3)	(74)	—	(1)	(3)	(73)	—	(7)
Adjusted beginning of period balance	5,384	2,924	472	1,457	4,919	3,142	514	1,548
Issuances	365	16	—	—	398	22	—	—
Interest accrual	105	73	8	24	99	79	9	25
Benefits payments	(286)	(116)	(28)	(71)	(251)	(120)	(31)	(75)
Ending Balance at original discount rate	5,568	2,897	452	1,410	5,165	3,123	492	1,498
Effect of changes in discount rate assumptions	(223)	14	(45)	(180)	(229)	45	(45)	(187)
Balance, end of period	$5,345	$2,911	$407	$1,230	$4,936	$3,168	$447	$1,311
Impact of flooring LFPB at zero	—	1	—	—	—	1	—	—
Net liability for future policy benefits	5,345	1,202	407	1,252	4,936	1,287	447	1,336
Less: Reinsurance recoverable	(1,261)	(889)	—	(972)	(1,027)	2	—	(1,044)
Net liability for future policy benefits, after reinsurance recoverable	$4,084	$313	$407	$280	$3,909	$1,289	$447	$292

Weighted-average duration of liability for future policyholder benefits (years)	7.4	6.9	6.8	8.0	7.6	6.8	6.9	8.3
______________
(1)Includes the net income impact due to novation as described in Note 1.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts:

	June 30, 2026	December 31, 2025
	(in millions)
Term
Expected future benefit payments and expenses (undiscounted)	$5,037	$5,214
Expected future gross premiums (undiscounted)	6,070	6,250
Expected future benefit payments and expenses (discounted; AOCI basis)	2,904	3,058
Expected future gross premiums (discounted; AOCI basis)	3,279	3,424

Payout
Expected future benefit payments and expenses (undiscounted)	7,925	7,683
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	5,225	5,127
Expected future gross premiums (discounted; AOCI basis)	—	—

Group Pension
Expected future benefit payments and expenses (undiscounted)	552	578
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	388	412
Expected future gross premiums (discounted; AOCI basis)	—	—

Health
Expected future benefit payments and expenses (undiscounted)	1,914	1,987
Expected future gross premiums (undiscounted)	56	60
Expected future benefit payments and expenses (discounted; AOCI basis)	1,225	1,280
Expected future gross premiums (discounted; AOCI basis)	$44	$48

The table below summarizes the revenue and interest related to nonparticipating traditional and limited payment contracts:

	Six Months Ended June 30,
	2026	2025	2026	2025
	Gross Premium		Interest Accretion
	(in millions)
Revenue and Interest Accretion
Term	$125	$161	$30	$32
Payout	81	116	110	105
Group Pension	—	—	8	9
Health	3	5	25	26
Total	$209	$282	$173	$172

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table provides the weighted average interest rates for the liability for future policy benefits:

	June 30, 2026	December 31, 2025
Weighted Average Interest Rate
Term
Interest accretion rate	5.5%	5.6%
Current discount rate	5.2%	4.9%
Payout
Interest accretion rate	4.6%	4.5%
Current discount rate	5.2%	5.0%
Group Pension
Interest accretion rate	3.3%	3.4%
Current discount rate	5.1%	4.8%
Health
Interest accretion rate	3.4%	3.4%
Current discount rate	5.3%	5.0%
The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities:

	Six Months Ended June 30,
	2026	2025
	Corporate and Other
	UL
	(in millions)
Balance, beginning of period	$1,328	$1,246
Beginning balance before AOCI adjustments	1,347	1,302
Effect of changes in interest rate & cash flow assumptions and model changes	—	—
Effect of actual variances from expected experience	1	4
Adjusted beginning of period balance	1,348	1,306
Interest accrual	30	29
Net assessments collected	31	34
Benefit payments	(39)	(45)
Ending balance before shadow reserve adjustments	1,370	1,324
Effect of reserve adjustment recorded in AOCI	(15)	(53)
Balance, end of period	$1,355	$1,271

Net liability for additional liability	$1,355	$1,271
Less: Reinsurance recoverable	(1,117)	—
Net liability for additional liability, after reinsurance recoverable	$238	$1,271

Weighted-average duration of additional liability - death benefit (years)	18.1	19.1

The following tables provide the revenue, interest and weighted average interest rates, related to the additional insurance liabilities:

	Six Months Ended June 30,
	2026	2025	2026	2025
	Assessments		Interest Accretion
	(in millions)
Revenue and Interest Accretion
UL	$292	$316	$30	$29
Total	$292	$316	$30	$29

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	June 30, 2026	December 31, 2025

Weighted Average Interest Rate
UL	4.5%	4.5%
Interest accretion rate	4.5%	4.5%
The discount rate used for additional insurance liabilities reserve is based on the crediting rate at issue.
9)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for MRBs for the GMxB benefits on deferred variable annuities:

	Three Months Ended June 30,
	2026				2025
	Retirement	Corporate and Other			Retirement	Corporate and Other
	GMxB Core	GMxB Legacy	Legacy Purchased MRB	Net Legacy	GMxB Core	GMxB Legacy	Legacy Purchased MRB	Net Legacy
	(in millions)
Balance, beginning of period	$806	$8,335	$(5,265)	$3,070	$717	$9,505	$(5,973)	$3,532
Balance BOP before changes in the instrument specific credit risk	576	8,061	(5,256)	2,805	495	9,336	(5,957)	3,379
Model changes and effect of changes in cash flow assumptions	16	—	—	—	(7)	8	5	13
Actual market movement effect	(339)	(1,018)	445	(573)	(173)	(620)	264	(356)
Interest accrual	14	66	(43)	23	10	96	(58)	38
Attributed fees accrued (1)	110	150	(37)	113	109	161	(39)	122
Benefit payments	(12)	(263)	116	(147)	(12)	(285)	128	(157)
Actual policyholder behavior different from expected behavior	6	17	(6)	11	7	22	(14)	8
Changes in future economic assumptions	(49)	(78)	76	(2)	(42)	(232)	140	(92)
Issuances	—	—	—	—	(2)	—	—	—
Balance EOP before changes in the instrument-specific credit risk	322	6,935	(4,705)	2,230	385	8,486	(5,531)	2,955
Changes in the instrument-specific credit risk (2)	281	421	(5)	416	268	326	(10)	316
Balance, end of period	$603	$7,356	$(4,710)	$2,646	$653	$8,812	$(5,541)	$3,271

Weighted-average age of policyholders (years)	66.8	74.6	74.0	N/A	65.9	74.0	73.4	N/A
Net amount at risk	$2,799	$13,628	$6,145	N/A	$2,953	$15,835	$7,099	N/A
______________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Changes are recorded in OCI except for reinsurer credit which is reflected in the consolidated income statement.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30,
	2026				2025
	Retirement	Corporate and Other			Retirement	Corporate and Other
	GMxB Core	GMxB Legacy	Legacy Purchased MRB (3)	Net Legacy	GMxB Core	GMxB Legacy	Legacy Purchased MRB (3)	Net Legacy
	(in millions)
Balance, beginning of period	$804	$8,633	$(5,258)	$3,375	$496	$10,508	$(7,372)	$3,136
Balance BOP before changes in the instrument specific credit risk	394	7,925	(5,263)	2,662	163	9,735	(7,368)	2,367
Model changes and effect of changes in cash flow assumptions (4)	16	(37)	55	18	(7)	(1,336)	1,860	524
Actual market movement effect	(243)	(715)	305	(410)	(102)	(271)	148	(123)
Interest accrual	30	141	(89)	52	25	202	(122)	80
Attributed fees accrued (1)	207	299	(89)	210	203	326	(99)	227
Benefit payments	(24)	(527)	238	(289)	(23)	(565)	257	(308)
Actual policyholder behavior different from expected behavior	11	41	(21)	20	20	42	(14)	28
Changes in future economic assumptions	(71)	(192)	159	(33)	105	353	(193)	160
Issuances	2	—	—	—	1	—	—	—
Balance EOP before changes in the instrument-specific credit risk	322	6,935	(4,705)	2,230	385	8,486	(5,531)	2,955
Changes in the instrument-specific credit risk (2)	281	421	(5)	416	268	326	(10)	316
Balance, end of period	$603	$7,356	$(4,710)	$2,646	$653	$8,812	$(5,541)	$3,271

Weighted-average age of policyholders (years)	66.8	74.6	74.0	N/A	65.9	74.0	73.4	N/A
Net amount at risk	$2,799	$13,628	$6,145	N/A	$2,953	$15,835	$7,099	N/A
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

The following table reconciles MRBs by the amounts in an asset position and amounts in a liability position to the MRB amounts in the consolidated balance sheets:

	June 30, 2026					December 31, 2025
	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total
	(in millions)
Retirement
GMxB Core	$(518)	$1,121	$603	$—	$603	$(436)	$1,240	$804	$—	$804
Corporate and Other
GMxB Legacy	(251)	7,607	7,356	(4,710)	2,646	(190)	8,823	8,633	(5,258)	3,375
Other (1)	(171)	88	(83)	—	(83)	(126)	90	(36)	(2)	(38)
Total	$(940)	$8,816	$7,876	$(4,710)	$3,166	$(752)	$10,153	$9,401	$(5,260)	$4,141
______________
(1)Other primarily includes SCS.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
10)     POLICYHOLDER ACCOUNT BALANCES
The following table reconciles the policyholders account balances to the policyholders’ account balance liability in the consolidated balance sheets:

	June 30, 2026	December 31, 2025
	(in millions)
Policyholders’ account balance reconciliation
Retirement
SCS	$90,076	$80,752
EQUI-VEST Individual	1,738	1,819
EQUI-VEST Group	10,905	10,968
Momentum	438	489
GMxB Core	(70)	(52)
Corporate and Other
Universal Life	4,868	4,924
Variable Universal Life	5,288	5,165
GMxB Legacy	216	222
Other (1)	12,896	11,150
Balance (exclusive of Funding Agreements)	126,355	115,437
Funding Agreements	20,090	17,996
Balance, end of period	$146,445	$133,433
_____________
(1)Primarily reflects products Retirement Payout, Retirement Other, Indexed Universal Life, Investment Edge, Group Pension and Closed Block.
The following table summarizes the balances and changes in policyholder’s account balances:

	Six Months Ended June 30, 2026
	Retirement					Corporate and Other
	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum	Universal Life	Variable Universal Life	GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$(52)	$80,752	$1,819	$10,968	$489	$4,924	$5,165	$222
Premiums received	45	435	16	295	20	271	37	2
Policy charges	6	(52)	—	(3)	—	(314)	(143)	17
Surrenders and withdrawals	(15)	(3,379)	(110)	(649)	(56)	(40)	(35)	(29)
Benefit payments	—	(241)	(23)	(34)	(1)	(79)	(20)	(8)
Net transfers from (to) Separate Account	(56)	6,473	10	153	(19)	—	176	5
Interest credited (2)	2	6,088	26	175	5	106	108	6
Other (4)	—	—	—	—	—	—	—	1
Balance, end of period	$(70)	$90,076	$1,738	$10,905	$438	$4,868	$5,288	$216

Weighted-average crediting rate	1.84%	N/A	2.99%	2.66%	2.30%	3.85%	3.67%	2.78%
Net amount at risk (3)	$2,799	$3	$94	$6	$—	$30,087	$116,980	$13,628
Cash surrender value	$160	$85,864	$1,733	$10,857	$438	$3,266	$3,247	$401
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
(4)Includes the PAB from the policies novated to Venerable, as described in Note 1 of the Notes to these Consolidated Financial Statements.

	Six Months Ended June 30, 2025
	Retirement					Corporate and Other
	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum	Universal Life	Variable Universal Life	GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$(4)	$65,267	$2,037	$11,158	$527	$5,065	$4,982	$226
Premiums received	91	5	18	293	26	300	60	5
Policy charges	4	(24)	—	(3)	—	(335)	(139)	18
Surrenders and withdrawals	(15)	(2,534)	(127)	(688)	(53)	(43)	(2)	(32)
Benefit payments	(1)	(179)	(33)	(32)	(1)	(122)	(70)	(8)
Net transfers from (to) Separate Account	(106)	6,760	8	237	(7)	—	117	5
Interest credited (2)	4	2,247	29	165	6	108	113	6
Other	—	—	—	—	—	—	—	33
Balance, end of period	$(27)	$71,542	$1,932	$11,130	$498	$4,973	$5,061	$253

Weighted-average crediting rate	1.97%	N/A	2.96%	2.75%	2.48%	3.83%	3.67%	2.78%
Net amount at risk (3)	$2,953	$—	$100	$7	$—	$32,105	$117,332	$15,835
Cash surrender value	$202	$68,284	$1,927	$11,084	$499	$3,323	$3,176	$452
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
The following table presents the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

June 30, 2026
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Retirement
GMxB Core	0.00% - 1.50%	$—	$9	$128	$—	$137
	1.51% - 2.50%	20	—	—	—	20
	Greater than 2.50%	5	—	—	—	5
	Total	$25	$9	$128	$—	$162

EQUI-VEST Individual	0.00% - 1.50%	$—	$—	$213	$—	$213
	1.51% - 2.50%	10	17	—	—	27
	Greater than 2.50%	1,498	—	—	—	1,498
	Total	$1,508	$17	$213	$—	$1,738

EQUI-VEST Group	0.00% - 1.50%	$74	$606	$2,535	$113	$3,328
	1.51% - 2.50%	337	—	—	—	337
	Greater than 2.50%	5,660	—	—	—	5,660
	Total	$6,071	$606	$2,535	$113	$9,325

Momentum	0.00% - 1.50%	$—	$11	$245	$47	$303
	1.51% - 2.50%	80	—	—	—	80
	Greater than 2.50%	50	—	4	—	54
	Total	$130	$11	$249	$47	$437

Corporate and Other
Universal Life	0.00% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	—	82	280	668	1,030
	Greater than 2.50%	3,091	715	—	—	3,806
	Total	$3,091	$797	$280	$674	$4,842

Variable Universal Life	0.00% - 1.50%	$19	$—	$149	$76	$244
	1.51% - 2.50%	49	234	426	—	709
	Greater than 2.50%	3,714	55	—	—	3,769
	Total	$3,782	$289	$575	$76	$4,722

GMxB Legacy	0.00% - 1.50%	$—	$56	$2	$—	$58
	1.51% - 2.50%	14	—	—	—	14
	Greater than 2.50%	330	—	—	—	330
	Total	$344	$56	$2	$—	$402

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

December 31, 2025
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Retirement
GMxB Core	0.00% - 1.50%	$—	$10	$138	$—	$148
	1.51% - 2.50%	11	—	—	—	11
	Greater than 2.50%	27	—	—	—	27
	Total	$38	$10	$138	$—	$186

EQUI-VEST Individual	0.00% - 1.50%	$—	$27	$154	$—	$181
	1.51% - 2.50%	11	61	—	—	72
	Greater than 2.50%	1,565	—	—	—	1,565
	Total	$1,576	$88	$154	$—	$1,818

EQUI-VEST Group	0.00% - 1.50%	$1	$927	$2,247	$194	$3,369
	1.51% - 2.50%	339	—	—	—	339
	Greater than 2.50%	5,762	—	—	—	5,762
	Total	$6,102	$927	$2,247	$194	$9,470

Momentum	0.00% - 1.50%	$—	$12	$283	$47	$342
	1.51% - 2.50%	90	—	—	—	90
	Greater than 2.50%	52	—	5	—	57
	Total	$142	$12	$288	$47	$489

Corporate and Other
Universal Life	0.00% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	—	83	279	664	1,026
	Greater than 2.50%	3,175	689	—	—	3,864
	Total	$3,175	$772	$279	$670	$4,896

Variable Universal Life	0.00% - 1.50%	$17	$2	$132	$66	$217
	1.51% - 2.50%	39	373	257	—	669
	Greater than 2.50%	3,678	81	—	—	3,759
	Total	$3,734	$456	$389	$66	$4,645

GMxB Legacy	0.00% - 1.50%	$—	$58	$2	$—	$60
	1.51% - 2.50%	16	—	—	—	16
	Greater than 2.50%	351	—	—	—	351
	Total	$367	$58	$2	$—	$427

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Separate Account - Summary
The following table reconciles the Separate Account liabilities to the Separate Account liability balance in the consolidated balance sheets:

	June 30, 2026	December 31, 2025
	(in millions)
Separate Account Reconciliation
Retirement
GMxB Core	$31,314	$30,720
EQUI-VEST Individual	5,004	4,836
Investment Edge	5,655	5,312
EQUI-VEST Group	36,618	33,714
Momentum	5,436	5,174
Corporate and Other
Variable Universal Life	22,066	20,383
GMxB Legacy	28,369	28,209
Other (1)	8,544	8,196
Total	$143,006	$136,544
______________
(1)Primarily reflects Corporate and Other products and Retirement products including Association and Retirement Other.
The following table presents the balances of and changes in Separate Account liabilities:

	Six Months Ended June 30, 2026
	Retirement					Corporate and Other
	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum	VUL	GMxB Legacy
	(in millions)
Balance, beginning of period	$30,720	$4,836	$5,312	$33,714	$5,174	$20,383	$28,209
Premiums and deposits	839	45	1,221	1,327	296	674	92
Policy charges	(255)	(2)	—	(9)	(13)	(294)	(245)
Surrenders and withdrawals	(2,009)	(270)	(341)	(1,557)	(503)	(308)	(1,579)
Benefit payments	(136)	(32)	(25)	(40)	(6)	(122)	(317)
Investment performance (1)	2,099	437	398	3,336	469	1,906	2,318
Net transfers from (to) General Account	56	(10)	(910)	(153)	19	(176)	(6)
Other charges (2)	—	—	—	—	—	3	(103)
Balance, end of period	$31,314	$5,004	$5,655	$36,618	$5,436	$22,066	$28,369

Cash surrender value	$30,479	$4,975	$5,575	$36,293	$5,430	$21,494	$28,179
_____________
(1)Investment performance is reflected net of M&E fees.
(2)Other charges include the Separate Account value novated to Venerable, as described in Note 1 of the Notes to these Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2025
	Retirement					Corporate and Other
	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum	VUL	GMxB Legacy
	(in millions)
Balance, beginning of period	$30,411	$4,782	$4,885	$30,546	$4,813	$18,176	$33,199
Premiums and deposits	934	49	901	1,252	330	664	118
Policy charges	(252)	(2)	—	(8)	(12)	(292)	(265)
Surrenders and withdrawals	(1,861)	(237)	(242)	(1,271)	(433)	(350)	(1,499)
Benefit payments	(145)	(36)	(17)	(32)	(5)	(54)	(364)
Investment performance (1)	864	208	247	1,464	308	941	907
Net transfers from (to) General Account	106	(8)	(702)	(237)	7	(117)	(5)
Other charges	—	—	—	—	—	—	(3,816)
Balance, end of period	$30,057	$4,756	$5,072	$31,714	$5,008	$18,968	$28,275

Cash surrender value	$29,218	$4,724	$4,983	$31,412	$5,001	$18,600	$28,071
______________
(1)Investment performance is reflected net of M&E fees.
The following table presents the aggregate fair value of Separate Account assets by major asset category:

	June 30, 2026
	Retirement	Corporate & Other			Total
		Legacy	Life	Other
	(in millions)
Asset Type
Debt securities	$17	$—	$42	$12	$71
Common Stock	655	—	78	1,981	2,714
Mutual Funds	87,432	28,383	22,580	584	138,979
Bonds and Notes	4	—	90	1,148	1,242
Total	$88,108	$28,383	$22,790	$3,725	$143,006

	December 31, 2025
	Retirement	Corporate & Other			Total
		Legacy	Life	Other
	(in millions)
Asset Type
Debt securities	$16	$—	$43	$12	$71
Common Stock	573	—	73	1,863	2,509
Mutual Funds	82,973	28,276	20,870	632	132,751
Bonds and Notes	8	—	91	1,114	1,213
Total	$83,570	$28,276	$21,077	$3,621	$136,544
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
Net Periodic Pension Expense
Components of net periodic pension expense for the Company’s plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Service cost	$8	$7	$16	$15
Interest cost	27	28	55	56
Expected return on assets	(32)	(33)	(65)	(67)
Prior period service cost amortization	—	—	(1)	(1)
Net amortization	14	11	29	23
Impact of settlement (1)	—	—	—	21
Net periodic pension expense	$17	$13	$34	$47
_____________
(1)During the six months ended June 30, 2025, AB settled all future obligations under their defined benefits retirement plan and transferred the remaining benefit obligations to a qualified third party insurance provider under a group annuity contract, and as a result recognized an initial non-cash settlement of approximately $21 million. The plan was formally terminated and the trust was closed effective September 30, 2025.
12)    INCOME TAXES
Income tax expense for the three and six months ended June 30, 2026 and 2025, was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
In 2022, the Company established a valuation allowance against its deferred tax asset related to unrealized capital losses in the available for sale securities portfolio. In 2023, management took actions to increase its available liquidity so that the Company has the ability and intent to hold the majority of securities in its available for sale portfolio to

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
For the three and six months ended June 30, 2026, the Company recorded increases to the valuation allowance of $5 million and $9 million, respectively, in OCI. For the three and six months ended June 30, 2026, there were no changes to the valuation allowance through net income. As of June 30, 2026, a valuation allowance of $210 million remains against deferred tax assets that are not more-likely-than-not to be realized.
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in accumulated other comprehensive income related to available for sale securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.
13)    EQUITY
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	June 30, 2026			December 31, 2025
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Series A	32,000	32,000	32,000	32,000	32,000	32,000
Series B	20,000	—	—	20,000	—	—
Series C	12,000	12,000	12,000	12,000	12,000	12,000
Total	64,000	44,000	44,000	64,000	44,000	44,000

On April 11, 2025, Holdings redeemed and retired $279 million of Series B Preferred Stock using proceeds from our Junior Subordinated Debt issuance. On September 30, 2025, Holdings redeemed the remaining $165 million of Series B Preferred Stock.
Dividends declared per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Series A dividends declared	$328	$328	$656	$656
Series B dividends declared	$—	$619	$—	$619
Series C dividends declared	$269	$269	$538	$538
Common Stock
Dividends declared per share of common stock were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Dividends declared	$0.30	$0.27	$0.57	$0.51

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Share Repurchase
On September 9, 2025, the Company’s Board of Directors approved an additional $500 million under Holdings’ share repurchase program. On February 11, 2026, the Company’s Board of Directors approved an additional $1.0 billion share repurchase program. Under this program, the Company may, from time to time purchase shares of its common stock through various means. The Company may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate the Company to purchase any particular number of shares. As of June 30, 2026, Holdings had authorized capacity of approximately $1.5 billion remaining in its share repurchase program.
Holdings repurchased a total of 8.7 million and 11.8 million shares of its common stock at an average price of $42.30 and $43.43 through open market repurchases, ASRs and privately negotiated transactions for the three and six months ended June 30, 2026, respectively, and repurchased a total of 4.8 million and 9.8 million shares of its common stock at an average price of $51.71 and $50.79 through open market repurchases, ASRs and privately negotiated transactions for the three and six months ended June 30, 2025, respectively.
During the three and six months ended June 30, 2026, Holdings repurchased 8.7 million and 9.7 million shares of its common stock through open market repurchases. During the three and six months ended June 30, 2025, Holdings repurchased 2.4 million and 4.7 million shares of its common stock through open market repurchases.
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
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of June 30, 2026 and December 31, 2025, follow:

	June 30, 2026	December 31, 2025
	(in millions)
Unrealized gains (losses) on investments	$(5,472)	$(4,722)
Market risk benefits - instrument-specific credit risk component	(722)	(1,166)
Liability for future policy benefits - current discount rate component	279	204
Defined benefit pension plans	(514)	(563)
Foreign currency translation adjustments	(63)	(58)
Total accumulated other comprehensive income (loss)	(6,492)	(6,305)
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(27)	(25)
Accumulated other comprehensive income (loss) attributable to Holdings	$(6,465)	$(6,280)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The components of OCI, net of taxes for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(9)	$335	$(722)	$993
(Gains) losses reclassified into net income (loss) during the period (1)	18	28	34	34
Net unrealized gains (losses) on investments	9	363	(688)	1,027
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(15)	(54)	47	(109)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $4, $124, $(160) and $297)	(6)	309	(641)	918
Change in LFPB discount rate and MRB credit risk, net of tax
Market risk benefits - changes in instrument-specific credit risk (net of deferred income tax expense (benefit) of $(45), $(45), $93 and $110)	(170)	(170)	351	414
Liability for future policy benefits - changes in current discount rate (net of deferred income tax expense (benefit) of $0, $(8) $16 and $(25))	(1)	(29)	59	(92)
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost	11	9	49	26
Change in defined benefit plans (net of deferred income tax expense (benefit) of $(3), $(3), $(13) and $(1))	11	9	49	26
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	1	26	(5)	37
Foreign currency translation adjustment	1	26	(5)	37
Total other comprehensive income (loss), net of income taxes	(165)	145	(187)	1,303
Less: Other comprehensive income (loss) attributable to noncontrolling interest	—	10	(2)	23
Other comprehensive income (loss) attributable to Holdings	$(165)	$135	$(185)	$1,280
______________
(1)See “Reclassification adjustment” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(5) million, $(7) million, $(9) million and $(9) million for the three and six months ended June 30, 2026 and 2025, respectively.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
14)    REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Balance, beginning of period	$390	$289	$322	$125
Net earnings (loss) attributable to redeemable noncontrolling interests	18	(2)	34	1
Deconsolidated funds	—	—	(26)	—
Purchase/change of redeemable noncontrolling interests	(43)	71	35	232
Balance, end of period	$365	$358	$365	$358
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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2026, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100 million.

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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $331 million and pledged collateral with a carrying value of $11.9 billion as of June 30, 2026. Equitable America has purchased FHLB stock of $19 million and pledged collateral with a carrying value of $2.9 billion as of June 30, 2026.
FABN
Under the FABN programs, Equitable Financial and Equitable America may issue funding agreements in U.S. dollar or other foreign currencies, in each case, to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the applicable Trust (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. As of June 30, 2026, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $10.0 billion for Equitable Financial and $6.0 billion for Equitable America.
FABCP
In May 2023, Equitable Financial and Equitable America established a FABCP program, pursuant to which a SPLLC may issue commercial paper and deposit the proceeds with Equitable Financial or Equitable America pursuant to a funding agreement issued by Equitable Financial or Equitable America to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP program is $3.0 billion for Equitable Financial and $1.0 billion for Equitable America. As of June 30, 2026, Equitable Financial has $362 million outstanding and Equitable America does not have any outstanding balances under the program, respectively.
Farmer Mac
Equitable Financial has an agreement with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”) pursuant to which the parties may enter into collateralized funding agreements in an aggregate amount of up to $1.5 billion. At June 30, 2026, agricultural mortgage loans with a carrying value of $900 million were pledged as collateral under this funding agreement program.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of June 30, 2026, these arrangements include commitments by the Company to provide equity financing of $1.1 billion to certain limited partnerships and real estate joint ventures under certain conditions as well as a guarantee of a subsidiary’s performance under a reinsurance arrangement that will no longer be in effect once certain conditions at the subsidiary are met and notice is provided. Management believes the Company will not incur material losses as a result of these commitments.
AB has a guarantee of unpaid obligations of a credit facility agreement that its broker dealer subsidiary of a joint venture, Bernstein Institutional Services, LLC has with SocGen as lender. Effective January 1, 2026, the credit facility was terminated.
The Company has $17 million of undrawn letters of credit related to reinsurance as of June 30, 2026. The Company has $668 million of commitments under existing mortgage loan agreements as of June 30, 2026.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Revenues derived from any customer did not exceed 10% of revenues for the three and six months ended June 30, 2026 and 2025.
The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.
The table below presents operating earnings (loss) by segment and Corporate and Other (C&O):

	Three Months Ended June 30, 2026
	Retirement	Asset Management	Wealth Management	Corporate & Other	Eliminations	Total
	(in millions)
Segment revenues	$1,748	$1,134	$544	$548	$(247)	$3,727

Benefits and other deductions
Policyholders’ benefits	79	—	—	356	—	435
Interest credited to policyholders’ account balances	774	—	—	54	—	828
Commissions and distribution related payments	176	194	353	74	(235)	562
Amortization of deferred policy acquisition costs	164	—	—	50	—	214
Compensation and benefits	20	463	85	47	—	615
Interest expense and financing fees	—	7	—	58	(4)	61
Significant segment expenses	1,213	664	438	639	(239)	2,715
Other segment items (1)	83	186	27	61	(8)	349
Income taxes	(50)	(36)	(16)	18	—	(84)
Less: Operating (earnings) loss attributable to the noncontrolling interest	—	90	—	1	—	91
Operating earnings (loss)	$402	$158	$63	$(135)	$—	$488
_____________
(1)Other segment items include Remeasurement for liability for future policy benefits and Other operating expenses and costs. Additionally, other segment items reflected in the Asset Management segment is primarily driven by other operating expense and costs related to general and administrative costs and promotion and servicing expenses.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2025
	Retirement	Asset Management	Wealth Management	Corporate & Other	Eliminations	Total
	(in millions)
Segment revenues	$1,491	$1,094	$469	$977	$(230)	$3,801

Benefits and other deductions
Policyholders’ benefits	76	—	—	711	—	787
Interest credited to policyholders’ account balances	632	—	—	173	—	805
Commissions and distribution related payments	145	197	296	72	(222)	488
Amortization of deferred policy acquisition costs	143	—	—	50	—	193
Compensation and benefits	15	429	82	43	—	569
Interest expense and financing fees	—	9	—	69	(6)	72
Significant segment expenses	1,011	635	378	1,118	(228)	2,914
Other segment items (1)	56	196	23	85	(2)	358
Income taxes	(70)	(48)	(18)	44	—	(92)
Less: Operating (earnings) loss attributable to the noncontrolling interest	—	84	—	1	—	85
Operating earnings (loss)	$354	$131	$50	$(183)	$—	$352
_____________
(1)Other segment items include Remeasurement for liability for future policy benefits and Other operating expenses and costs. Additionally, other segment items reflected in the Asset Management segment is primarily driven by other operating expense and costs related to general and administrative costs and promotion and servicing expenses.

	Six Months Ended June 30, 2026
	Retirement	Asset Management	Wealth Management	Corporate & Other	Eliminations	Total
	(in millions)
Segment revenues	$3,427	$2,248	$1,085	$1,073	$(493)	$7,340

Benefits and other deductions
Policyholders’ benefits	149	—	—	671	—	820
Interest credited to policyholders’ account balances	1,511	—	—	105	—	1,616
Commissions and distribution related payments	347	391	701	152	(473)	1,118
Amortization of deferred policy acquisition costs	324	—	—	99	—	423
Compensation and benefits	38	888	178	79	—	1,183
Interest expense and financing fees	—	14	—	124	(9)	129
Significant segment expenses	2,369	1,293	879	1,230	(482)	5,289
Other segment items (1)	156	393	55	127	(11)	720
Income taxes	(104)	(85)	(33)	33	—	(189)
Less: Operating (earnings) loss attributable to the noncontrolling interest	—	179	—	3	—	182
Operating earnings (loss)	$798	$298	$118	$(254)	$—	$960
_____________
(1)Other segment items include Remeasurement for liability for future policy benefits and Other operating expenses and costs. Additionally, other segment items reflected in the Asset Management segment is primarily driven by other operating expense and costs related to general and administrative costs and promotion and servicing expenses.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2025
	Retirement	Asset Management	Wealth Management	Corporate & Other	Eliminations	Total
	(in millions)
Segment revenues	$2,946	$2,182	$931	$1,986	$(460)	$7,585

Benefits and other deductions
Policyholders’ benefits	168	—	—	1,378	—	1,546
Interest credited to policyholders’ account balances	1,162	—	—	306	—	1,468
Commissions and distribution related payments	287	398	589	155	(440)	989
Amortization of deferred policy acquisition costs	282	—	—	99	—	381
Compensation and benefits	46	851	164	100	—	1,161
Interest expense and financing fees	—	16	—	124	(10)	130
Significant segment expenses	1,945	1,265	753	2,162	(450)	5,675
Other segment items (1)	128	381	50	200	(10)	749
Income taxes	(139)	(89)	(33)	67	—	(194)
Less: Operating (earnings) loss attributable to the noncontrolling interest	—	190	—	4	—	194
Operating earnings (loss)	$734	$257	$95	$(313)	$—	$773
_____________
(1)Other segment items include Remeasurement for liability for future policy benefits and Other operating expenses and costs. Additionally, other segment items reflected in the Asset Management segment is primarily driven by other operating expense and costs related to general and administrative costs and promotion and servicing expenses.
The table below presents a reconciliation to net income (loss) attributable to Holdings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net income (loss) attributable to Holdings	$(453)	$(349)	$168	$(286)
Adjustments related to:
Variable annuity product (1)	1,522	934	1,136	1,145
Investment (gains) losses	65	71	94	85
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	14	11	28	22
Other adjustments (2)	(430)	(137)	(282)	68
Income tax expense (benefit) related to above adjustments	(246)	(185)	(205)	(277)
Non-recurring tax items	16	7	21	16
Operating earnings (loss)	$488	$352	$960	$773
_____________
(1)As a result of the novation of certain Legacy VA policies completed during the first quarter of 2025, the Company recorded a loss of $499 million in pre-tax net income and an increase of $263 million in pre-tax AOCI, for a total impact loss of $236 million for the six months ended June 30, 2025.
(2)Includes a loss of $176 million and $322 million on Non-VA derivatives for the three and six months ended June 30, 2026 and includes a gain of $198 million and $33 million for the three and six months ended June 30, 2025, respectively. Also includes $14 million of expense related to a disputed billing practice of an AB third-party service provider for the three and six months ended June 30, 2025, respectively.

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
The table below presents revenues by segment and C&O:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Segment revenues:
Retirement (1)	$1,748	$1,491	$3,427	$2,946
Asset Management (2)	1,134	1,094	2,248	2,182
Wealth Management (3)	544	469	1,085	931
Corporate and Other (1)	548	977	1,073	1,986
Eliminations	(247)	(230)	(493)	(460)

Adjustments related to:
Variable annuity product features, excluding change in MRBs	(2,437)	(1,549)	(1,811)	(574)
Investment gains (losses), net	(65)	(71)	(94)	(85)
Other adjustments to segment revenues	433	181	453	12
Total revenues	$1,658	$2,362	$5,888	$6,938
______________
(1)Includes investment expenses charged by AB of $41 million and $84 million for the three and six months ended June 30, 2026, respectively,and $42 million and $76 million for the three and six months ended June 30, 2025, respectively, for services provided to the Company.
(2)Inter-segment investment management and other fees of $48 million and $95 million for the three and six months ended June 30, 2026, respectively,and $44 million and $86 million for the three and six months ended June 30, 2025, respectively, are included in segment revenues of the Asset Management segment.
(3)Inter-segment distribution fees of $235 million and $473 million for the three and six months ended June 30, 2026, respectively,and $222 million and $440 million for the three and six months ended June 30, 2025, respectively, are included in segment revenues of the Wealth Management segment.
Total assets by segment were as follows:

	June 30, 2026	December 31, 2025
	(in millions)
Total assets by segment:
Retirement	$209,695	$196,794
Asset Management	10,343	10,386
Wealth Management	273	183
Corporate and Other	114,346	110,627
Total assets	$334,657	$317,990

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
17)    INSURANCE STATUTORY FINANCIAL INFORMATION
Prescribed and Permitted Accounting Practices
As of June 30, 2026, the following five prescribed and permitted practices resulted in net income (loss) and capital and surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the General Account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was a decrease of approximately $239 million in statutory special surplus funds as of June 30, 2026. The reinsurance treaty reduced the amount of interest rate hedging needed at Equitable Financial going forward, affecting future deferrals, but leaves our historical SSAP 108 deferred amounts unchanged. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable transaction.
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
The impact of the application of Reg 213 was a decrease of approximately $96 million in statutory surplus as of June 30, 2026, compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of September 30, 2022, Equitable Financial’s Reg 213 reserves were 100% phased-in. As of June 30, 2026, given the prevailing market conditions and business mix, there are $83 million Reg 213 redundant reserves over the US RBC CTE 98 TAR.
During the fourth quarter of 2020, Equitable Financial received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our SCS product and Separate Account No. 69 (“SA 69”) for our EQUI-VEST product Structured Investment Option, to change the accounting basis of these two non-insulated Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law to align with how we manage and measure our overall General Account asset portfolio. In order to facilitate this change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $742 million in statutory surplus as of June 30, 2026.
During 2022, Equitable America received approval from the Arizona Department of Insurance and Financial Institutions pursuant to A.R.S. 20-515 for Separate Account No. 68A (“SA 68A”) for our SCS product, Separate Account No. 69A (“SA 69A”) for our EQUI-VEST product Structured Investment Option and Separate Account No. 71A (“SA 71A”) for our Investment Edge Structured Investment Option, to permit us to use book value as the accounting basis of these three non-insulated Separate Accounts instead of fair value in accordance with the Manual to align with how we manage and measure our overall General Account asset portfolio. The impact of the application is a decrease of approximately $366 million in statutory surplus as of June 30, 2026.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The Arizona Department of Insurance and Financial Institutions granted to Equitable America a permitted practice to deviate from SSAP No. 108 by applying special accounting treatment for specific derivatives hedging variable annuity benefits subject to fluctuations as a result of interest rate sensitivities. The permitted practice expands on SSAP No. 108 hedge accounting to include equity risks for the full scope of Variable Annuity (VA) contracts (i.e., not just the rider guarantees but for the VA total contract). The permitted practice allows Equitable America to adopt SSAP 108 retroactively from October 1, 2023 and applies to both directly held VA hedges as well as VA hedges in the Equitable America funds withheld asset that resulted from the reinsurance treaty. In the calculation of the amount of excess VA equity and interest rate derivative hedging gains/losses to defer (including Net investment income on our Equity Total Return Swaps), the permitted practice allows us to compare our total equity and interest derivatives gains and losses to 100% of our target liability change. Any hedge gain or loss deferrals will follow SSAP No. 108 amortization rules (i.e. 10-year straight line). The impact of applying this revised permitted practice relative to SSAP 108 was an increase of approximately $1.4 billion in statutory special surplus funds as of June 30, 2026.
18)    EARNINGS PER COMMON SHARE
The following table presents a reconciliation of net income (loss) and weighted-average common shares used in calculating basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except per share data)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding — basic	278.3	303.2	279.8	305.5
Effect of dilutive potential common shares:
Employee share awards (1)	—	—	1.8	—
Weighted-average common shares outstanding — diluted	278.3	303.2	281.6	305.5

Net income (loss):
Net income (loss)	$(353)	$(283)	$378	$(133)
Less: Net income (loss) attributable to the noncontrolling interest	100	66	210	153
Net income (loss) attributable to Holdings	(453)	(349)	168	(286)
Less: Preferred stock dividends	13	18	27	32
Net income (loss) available to Holdings’ common shareholders	$(466)	$(367)	$141	$(318)

Earnings per common share:
Basic	$(1.68)	$(1.21)	$0.50	$(1.04)
Diluted	$(1.68)	$(1.21)	$0.50	$(1.04)
______________
(1)Calculated using the treasury stock method.
For the three and six months ended June 30, 2026 and 2025, 2.5 million, 1.2 million, 5.0 million and 5.5 million respectively, of outstanding stock awards were not included in the computation of diluted EPS because their effect was anti-dilutive.

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
On July 30, 2026, stockholders of both Holdings and Corebridge voted to approve all stockholder proposals necessary to complete the Proposed Transaction at their respective special stockholder meetings. The Proposed Transaction is expected to close by the end of 2026, subject to customary closing conditions, including the receipt of required regulatory approvals.
Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.

Financial and Economic Environment
U.S. equity markets staged a strong reversal in the second quarter 2026, with the S&P 500 Index returning approximately 15%, its best quarterly performance since the 2020 post-pandemic rebound, while the Russell 2000 surged more than 21% for its strongest quarter in decades. A wide variety of factors continue to cause market volatility and heighten concerns regarding inflation. These factors include, among others, concerns around private credit, interest rate changes, AI-related concerns, and escalating geopolitical tensions, including increased tariffs and other trade restrictions and barriers, high fuel and energy costs, ongoing economic disruption, and other factors, including the Ukraine-Russia conflict and conflict in the Middle East. For further information on the risk of increased volatility in the financial markets to our business, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and Economy—Conditions in the global capital markets and the economy and Equity market declines and volatility” in the 2025 Form 10-K.
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
In November 2024, the NAIC adopted an amendment to the Purposes and Procedures Manual effective January 1, 2026, which sets forth procedures for SVO staff to identify and evaluate a filing-exempt security with an NAIC Designation determined by a rating that appears to be an unreasonable assessment of investment risk. The procedures include, without limitation, sending an information request to insurers that hold the security under review and determining whether the NAIC Designation is three or more notches different from the SVO’s assessment, which would allow the SVO to request the removal of the credit rating from the filing exempt process. At any time during the process, an alternate credit rating may be requested and, if one is received, it will be incorporated into the filing exempt process. The NAIC has developed the technology enhancements necessary to carry out these procedures and this process is now operational.
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
In June 2023, the NAIC increased the RBC factor for structured security residual tranches from 30% to 45%, which became effective for year-end 2024 RBC filings. The NAIC has been assessing the RBC treatment of CLOs and in June 2026, the NAIC’s Financial Condition (E) Committee adopted a proposal, which incorporates the American Academy of Actuaries’s model C-1 (asset risk) factors for CLOs, collateralized bond obligations, and collateralized debt obligations into the NAIC’s Life and Fraternal Risk-Based Capital Blanks, Instructions, and Formula, effective for year-end 2026.
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
FABN Disclosures
The NAIC is considering various topics related to funding agreement-backed notes and similar programs. As part of this effort, the NAIC’s Statutory Accounting Principles (E) Working Group adopted revisions to SSAP No. 52 — Deposit-Type Contracts, effective year-end 2026, to require enhanced disclosures for funding agreements that support such programs.
Big Data
The NAIC’s Big Data and Artificial Intelligence (H) Working Group is evaluating AI-use outcomes and how well the current regulatory framework addresses potential harms from the use of AI. The goal is to develop an overall AI regulatory framework that could be incorporated into an NAIC regulatory handbook. For example, the working group aims to finalize during 2026, a tool to collect information about an insurer’s use of AI during an examination or investigation.

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
Various industry groups brought litigation against the DOL seeking to overturn the DOL Rule. On July 25, 2024, the U.S. District Court for the Eastern District of Texas issued a stay of the effective date of portions of the DOL Rule. On July 26, 2024, the U.S. District Court for the Northern District of Texas issued a stay of the effective date of the DOL Rule as a whole. The DOL initially appealed the stays issued in these cases to the U.S. Court of Appeals for the Fifth Circuit, but in early 2025, the court granted the DOL’s motion to pause proceedings while it reviewed its posture on these cases. On March 17, 2026, the Court issued an order vacating the 2024 DOL fiduciary rule package in its entirety. Shortly thereafter, the DOL issued a regulation confirming that the pre-2024 versions of the definition of fiduciary investment advice, PTE 84-24, PTE 2020-02, and the other PTE remain in effect.
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
The table below presents a reconciliation of net income (loss) attributable to Holdings to Non-GAAP Operating Earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net income (loss) attributable to Holdings	$(453)	$(349)	$168	$(286)
Adjustments related to:
Variable annuity product features (1)	1,522	934	1,136	1,145
Investment (gains) losses	65	71	94	85
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	14	11	28	22
Other adjustments (2)	(430)	(137)	(282)	68
Income tax expense (benefit) related to above adjustments	(246)	(185)	(205)	(277)
Non-recurring tax items	16	7	21	16
Non-GAAP Operating Earnings	$488	$352	$960	$773
_____________
(1)As a result of the novation of certain Legacy VA policies completed during the first quarter of 2025, the Company recorded a loss of $499 million in pre-tax net income and an increase of $263 million in pre-tax AOCI, for a total impact loss of $236 million for the six months ended June 30, 2025.
(2)Includes the following impacts on Non-VA derivatives: a gain of $198 million and $33 million for the three and six months ended June 30, 2025, respectively; a loss of $176 million and $322 million for the three and six months ended June 30, 2026, respectively. Also includes $14 million of expense related to a disputed billing practice of an AB third-party service provider for the three and six months ended June 30, 2025, respectively.
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
The following table presents return on average equity attributable to Holdings’ common shareholders, excluding AOCI and Non-GAAP Operating ROE for the trailing twelve months:

Trailing Twelve Months Ended June 30, 2026
(Dollars in millions)
Net income (loss) available to Holdings’ common shareholders	$(982)
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$5,132
Return on average equity attributable to Holdings’ common shareholders, excluding AOCI	(19.1)%

Non-GAAP Operating Earnings available to Holdings’ common shareholders	$1,872
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$5,132
Non-GAAP Operating ROE	36.5%
Non-GAAP Operating Common EPS
Non-GAAP operating common EPS is calculated by dividing Non-GAAP Operating Earnings by diluted common shares outstanding. The following table sets forth Non-GAAP operating common EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(per share amounts)
Net income (loss) attributable to Holdings	$(1.63)	$(1.15)	$0.60	$(0.94)
Less: Preferred stock dividends	0.05	0.06	0.10	0.10
Net income (loss) available to Holdings’ common shareholders	(1.68)	(1.21)	0.50	(1.04)
Adjustments related to:
Variable annuity product features (1)	5.47	3.08	4.03	3.75
Investment (gains) losses	0.23	0.23	0.33	0.28
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.05	0.04	0.10	0.07
Other adjustments (2)	(1.55)	(0.45)	(0.99)	0.23
Income tax expense (benefit) related to above adjustments	(0.88)	(0.61)	(0.73)	(0.91)
Non-recurring tax items	0.06	0.02	0.07	0.05
Non-GAAP operating common EPS	$1.70	$1.10	$3.31	$2.43
______________
(1)As a result of the novation of certain Legacy VA policies completed during the first quarter of 2025, the Company recorded an impact per common shares of $1.63 for the six months ended June 30, 2025.
(2)Includes the following impacts on Non-VA derivatives: a gain of $0.65 and $0.11 for the three and six months ended June 30, 2025, respectively; a loss of $0.63 and $1.14 for the three and six months ended June 30, 2026, respectively. Also includes $0.05 of expense related to a disputed billing practice of an AB third-party service provider for the three and six months ended June 30, 2025, respectively.
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
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss):
Consolidated Statements of Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$426	$626	$855	$1,262
Premiums	268	260	508	564
Net derivative gains (losses)	(2,055)	(1,374)	(1,475)	(575)
Net investment income (loss)	1,397	1,355	2,681	2,603
Investment gains (losses), net:
Credit and intent to sell losses on available-for-sale debt securities and loans	(44)	(54)	(37)	(54)
Other investment gains (losses), net	(21)	(17)	(57)	(31)
Total investment gains (losses), net	(65)	(71)	(94)	(85)
Investment management and service fees	1,328	1,272	2,655	2,557
Other income	359	294	758	612
Total revenues	1,658	2,362	5,888	6,938

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except per share data)
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	435	787	820	1,546
Remeasurement of liability for future policy benefits	(15)	(13)	(6)	(15)
Change in market risk benefits and purchased market risk benefits	(1,001)	(606)	(676)	66
Interest credited to policyholders’ account balances	834	796	1,604	1,474
Compensation and benefits	642	592	1,267	1,193
Commissions and distribution-related payments	562	488	1,118	989
Interest expense	56	61	118	116
Amortization of deferred policy acquisition costs	214	193	423	381
Other operating costs and expenses	424	427	826	1,377
Total benefits and other deductions	2,151	2,725	5,494	7,127
Income (loss) from continuing operations, before income taxes	(493)	(363)	394	(189)
Income tax (expense) benefit	140	80	(16)	56
Net income (loss)	(353)	(283)	378	(133)
Less: Net income (loss) attributable to the noncontrolling interest	100	66	210	153
Net income (loss) attributable to Holdings	(453)	(349)	168	(286)
Less: Preferred stock dividends	13	18	27	32
Net income (loss) available to Holdings’ common shareholders	$(466)	$(367)	$141	$(318)

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$(1.68)	$(1.21)	$0.50	$(1.04)
Diluted	$(1.68)	$(1.21)	$0.50	$(1.04)
Weighted average common shares outstanding (in millions):
Basic	278.3	303.2	279.8	305.5
Diluted	278.3	303.2	281.6	305.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Non-GAAP Operating Earnings	$488	$352	$960	$773

The following table summarizes our Non-GAAP Operating Earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(per share amounts)
Non-GAAP Operating Earnings per common share:
Basic	$1.70	$1.10	$3.33	$2.43
Diluted	$1.70	$1.10	$3.31	$2.43

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Net Income (Loss) Attributable to Holdings
Net loss attributable to Holdings increased $104 million to $453 million for the three months ended June 30, 2026 from $349 million in the three months ended June 30, 2025. The following notable items were the primary drivers for the change in net income (loss):

Unfavorable items included:
•Net derivative losses increased by $681 million mainly due to higher equity market appreciation during the second quarter 2026 compared to the second quarter 2025.
•Commissions and distribution-related payments increased by $74 million mainly due to higher retirement sales and asset-based commissions.
•Fee-type revenue decreased by $71 million mainly due to the reinsurance transaction with RGA, partially offset by higher advisory fee-type revenue and higher Separate Account values.
•Compensation, benefits, interest and other operating expenses increased by $42 million mainly due to higher incentive compensation in our Asset Management segment.
•Interest credited to policyholders’ account balances increased by $38 million mainly due to growth of account values in our Retirement segment, partially offset by the reinsurance transaction with RGA.
•Amortization of DAC increased by $21 million mainly due to growth in our Retirement segment from sales momentum.
•Net income attributable to noncontrolling interest increased by $34 million mainly due to increased gains from consolidated VIEs.
These were partially offset by the following favorable items:
•Change in market risk benefits and purchased market risk benefits decreased by $395 million mainly due to higher equity market appreciation during the second quarter 2026 compared to the second quarter 2025.
•Policyholders’ benefits decreased by $352 million mainly due to the reinsurance transaction with RGA.
•Net investment income increased by $42 million mainly due to higher average asset balances, partially offset by the reinsurance transaction with RGA and lower income from Alternative investments.
•Income tax benefit increased by $60 million primarily due to a higher pre-tax loss for the three months ended June 30, 2026.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings increased by $136 million to $488 million for the three months ended June 30, 2026 from $352 million in the three months ended June 30, 2025. The following notable items were the primary drivers for the change in Non-GAAP Operating Earnings:
Favorable items included:
•Policyholders’ benefits decreased by $352 million mainly due to the reinsurance transaction with RGA.
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $74 million mainly due to higher retirement sales and asset-based commissions.
•Fee-type revenue decreased by $55 million mainly due to the reinsurance transaction with RGA, partially offset by higher advisory fee-type revenue and higher Separate Account values.
•Compensation, benefits, interest and other operating expenses increased by $28 million mainly due to higher incentive compensation in our Asset Management segment.
•Interest credited to policyholders’ account balances increased by $23 million mainly due to growth of account values in our Retirement segment, partially offset by the reinsurance transaction with RGA.
•Amortization of DAC increased by $21 million mainly due to growth in our Retirement segment from sales momentum.
•Net investment income decreased by $10 million mainly due to lower gains from seed capital investments in our Asset Management segment.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Net Income (Loss) Attributable to Holdings
Net income attributable to Holdings increased $454 million to $168 million during the six months ended June 30, 2026, from a $286 million net loss in the six months ended June 30, 2025. The following were notable changes in net income (loss):
Favorable items included:
•Change in market risk benefits and purchased market risk benefits decreased by $742 million mainly due to higher equity market appreciation and an increase in interest rates in the first six months of 2026 compared to lower equity market appreciation and a decrease in interest rates in the first six months of 2025.
•Policyholders’ benefits decreased by $726 million primarily due to the reinsurance transaction with RGA.
•Compensation, benefits, interest and other operating expenses decreased by $475 million mainly due to the Venerable novation loss recorded in the prior year.
•Net investment income increased by $78 million mainly due to higher average asset balances, partially offset by the reinsurance transaction with RGA and lower income from Alternative investments.
These were partially offset by the following unfavorable items:
•Net derivative losses increased by $900 million primarily due to higher equity market appreciation during the first six months of 2026 compared to the first six months of 2025.
•Fee-type revenue decreased by $219 million mainly driven by the reinsurance transaction with RGA, partially offset by higher advisory fee-type revenue and higher Separate Account values.
•Interest credited to policyholders’ account balances increased by $130 million mainly due to growth of account values in our Retirement segment, partially offset by the reinsurance transaction with RGA.
•Commissions and distribution-related payments increased by $129 million mainly due to higher retirement sales and asset-based commissions.
•Amortization of DAC increased by $42 million mainly due to growth in our Retirement segment from sales momentum.
•Investment losses increased by $9 million primarily due to mortgage valuation allowances.
•Net income attributable to noncontrolling interest increased by $57 million mainly due to increased gains from consolidated VIEs and higher AB pre-tax earnings, partially offset by an increase in average economic ownership of AB.
•Income tax expense was $16 million for the first six months of 2026 compared to an income tax benefit of $56 million for the first six months of 2025. This was primarily due to pre-tax income in the first six months of 2026 compared to a pre-tax loss in the first six months of 2025.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results” for more information regarding assumption updates.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings increased by $187 million to $960 million for the six months ended June 30, 2026 from $773 million in the six months ended June 30, 2025. The following were notable changes in Non-GAAP Operating Earnings:
Favorable items included:
•Policyholders’ benefits decreased by $726 million due to the impact of the reinsurance transaction with RGA.
•Compensation, benefits, interest expense and other operating costs decreased by $17 million mainly due to the reinsurance transaction with RGA.
•Net income attributable to the noncontrolling interest decreased by $12 million mainly due to an increase in average economic ownership of AB, partially offset by higher pre-tax earnings.

These were partially offset by the following unfavorable items:
•Fee-type revenue decreased by $252 million mainly driven by the reinsurance transaction with RGA, partially offset by higher advisory fee-type revenue and higher Separate Account values.
•Interest credited to policyholders’ account balances increased by $148 million mainly due to growth of AVs in our Retirement segment, partially offset by the reinsurance transaction with RGA.
•Commissions and distribution-related payments increased by $129 million mainly due to higher retirement sales and asset-based commissions.
•Amortization of DAC increased by $42 million mainly due to growth in our Retirement segment from sales momentum.
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
The following table summarizes operating earnings (loss) on our segments and Corporate and Other:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Operating earnings (loss) by segment:
Retirement	$402	$354	$798	$734
Asset Management	158	131	298	257
Wealth Management	63	50	118	95
Corporate and Other	(135)	(183)	(254)	(313)
Non-GAAP Operating Earnings	$488	$352	$960	$773
Effective Tax Rates by Segment
The following table summarizes income tax expense which was allocated to the Company’s business segments:

	Six Months Ended June 30,
	2026	2025
	(percentages)
Effective Tax Rates by Segment:
Retirement	12%	16%
Asset Management	22%	26%
Wealth Management	22%	25%
Consolidated Non-GAAP Operating Earnings	16%	20%
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

The following table summarizes operating earnings (loss) of our Retirement segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Operating earnings (loss)	$402	$354	$798	$734

Key components of operating earnings (loss) were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
REVENUES
Policy charges, fee income and premiums	$328	$287	$635	$593
Net investment income	1,234	1,048	2,427	2,035
Net derivative gains (losses)	(4)	(5)	(10)	(10)
Investment management, service fees and other income	190	161	375	328
Segment revenues	$1,748	$1,491	$3,427	$2,946

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$79	$76	$149	$168
Remeasurement of liability for future policy benefits	(2)	—	(3)	(1)
Interest credited to policyholders’ account balances	774	632	1,511	1,162
Commissions and distribution-related payments	176	145	347	287
Amortization of deferred policy acquisition costs	164	143	324	282
Compensation, benefits and other operating costs and expenses	105	71	197	175
Interest expense	—	—	—	—
Segment benefits and other deductions	$1,296	$1,067	$2,525	$2,073

The following table summarizes AV for our Retirement segment:

	June 30, 2026	December 31, 2025
	(in millions)
AV (1)
General Account	$106,931	$97,628
Separate Accounts	82,008	77,257
Total AV	$188,939	$174,885
_____________
(1)AV presented are net of reinsurance.

The following table summarizes a roll-forward of AV for our Retirement segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Balance, beginning of period	$171,597	$149,608	$174,885	$151,198
Gross premiums and deposits	6,881	6,164	13,500	12,217
Surrenders, withdrawals and benefits	(5,197)	(4,245)	(10,528)	(8,674)
Net flows	1,684	1,919	2,972	3,543
Net flows ceded for third-party flow reinsurance	(496)	—	(891)	—
Change in market value and reinvestment	8,233	5,303	6,481	5,025
Change in fair value of embedded derivative instruments	7,921	4,612	5,492	1,676
Balance, end of period	188,939	161,442	188,939	161,442
End of period embedded derivative	25,230	18,097	25,230	18,097
Balance as of end of period, net of embedded derivative	163,709	143,345	163,709	143,345
Total spread lending balances, end of period	19,658	16,315	19,658	16,315
Reserves, end of period (excluding MRBs)	5,400	4,995	5,400	4,995
Balance, end of period, General Account asset value	$188,767	$164,655	$188,767	$164,655
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025 for the Retirement Segment
Operating earnings
Operating earnings increased $48 million to $402 million during the three months ended June 30, 2026 from $354 million during the three months ended June 30, 2025. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Net investment income increased by $186 million mainly due to higher average asset balances.
•Fee-type revenue increased by $70 million mainly due to higher Separate Account values from market appreciation.
•Income tax expense decreased by $20 million mainly driven by a lower effective rate for the three months ended June 30, 2026.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $142 million mainly due to the growth of account values.
•Compensation, benefits, interest expense and other operating costs increased by $34 million driven by higher allocated corporate expenses.
•Commissions and distribution-related payments increased by $31 million mainly due to higher asset-based commissions and sales volumes.
•Amortization of DAC increased by $21 million mainly driven by growth in the business from sales momentum.
Net Flows and AV
•Total AV as of June 30, 2026 was $188.9 billion, an increase of $17.3 billion, compared to March 31, 2026. The increase in AV was primarily due to $16.2 billion of market appreciation and change in fair value of embedded derivative instruments in the second quarter 2025 and $1.7 billion of net inflows.
•Net inflows of $1.7 billion were $235 million lower than in the three months ended June 30, 2025, mainly driven by higher outflows, partially offset by higher gross premiums.

Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025, for the Retirement Segment
Operating earnings
Operating earnings increased $64 million to $798 million during the six months ended June 30, 2026, from $734 million during the six months ended June 30, 2025. The following were notable changes in operating earnings (losses):
Favorable items included:
•Net investment income increased by $392 million mainly due to higher average asset balances.
•Fee-type revenue increased by $89 million mainly due to higher Separate Account values from market appreciation.
•Policyholders’ benefits decreased by $19 million mainly due to lower annuitizations, offset by lower premiums in fee-type revenue.
•Income tax expense decreased by $35 million mainly driven by a lower effective rate for the six months ended June 30, 2026.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $349 million mainly due to growth of account values.
•Commissions and distribution-related payments increased by $60 million mainly due to higher asset-based commissions and sales volumes.
•Amortization of DAC increased by $42 million mainly due to growth in the business from sales momentum.
•Compensation, benefits, interest expense and other operating costs increased by $22 million mainly due to higher allocated corporate expenses.
Net Flows and AV
•The increase in AV of $14.1 billion in the six months ended June 30, 2026, was driven by an increase in investment performance as a result of market appreciation and change in fair value of embedded derivative instruments of $12.0 billion in the six months ended June 30, 2026, partially offset by net inflows of $3.0 billion.
•Net inflows of $3.0 billion were $571 million lower than in the six months ended June 30, 2025, mainly driven by higher outflows in the six months ended June 30, 2026, partially offset by higher gross premiums.
Asset Management
The Asset Management segment provides diversified investment management and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our average economic interest in AB of approximately 68% and 68% during the three and six months ended June 30, 2026, respectively, and 69% and 65% during the three and six months ended June 30, 2025, respectively. The increase in economic interest was due to the purchase of AB Holding Units relating to the AB Tender Offer completed on April 3, 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Operating earnings (loss)	$158	$131	$298	$257

Key components of operating earnings (loss) were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
REVENUES
Net investment income (loss)	$12	$22	$6	$25
Net derivative gains (losses)	(10)	(11)	(6)	(24)
Investment management, service fees and other income	1,132	1,083	2,248	2,181
Segment revenues	$1,134	$1,094	$2,248	$2,182

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution related payments	$194	$197	$391	$398
Compensation, benefits and other operating costs and expenses	649	625	1,281	1,232
Interest expense	7	9	14	16
Segment benefits and other deductions	$850	$831	$1,686	$1,646

Changes in AUM in the Asset Management segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in billions)
Balance, beginning of period	$838.6	$784.5	$866.9	$792.2
Long-term flows
Sales/new accounts	44.8	27.9	80.4	64.0
Redemptions/terminations	(37.5)	(30.7)	(73.3)	(60.4)
Cash flow/unreinvested dividends	(6.5)	(3.9)	(13.4)	(7.9)
Net long-term (outflows) inflows	0.8	(6.7)	(6.3)	(4.3)
Market appreciation (depreciation)	66.1	51.3	44.9	41.2
Net change	66.9	44.6	38.6	36.9
Balance, end of period	$905.5	$829.1	$905.5	$829.1

Average AUM in the Asset Management segment for the periods presented by distribution channel and investment services were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in billions)
Distribution Channel:
Institutions	$363.1	$329.0	$361.1	$327.5
Retail	355.1	331.3	355.7	334.1
Private Wealth	163.0	139.2	161.2	138.9
Total	$881.2	$799.5	$878.0	$800.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in billions)
Investment Service:
Equity Actively Managed	$273.2	$258.5	$275.2	$261.7
Equity Passively Managed (1)	82.3	67.8	80.9	68.5
Fixed Income Actively Managed – Taxable	208.6	210.2	210.9	210.7
Fixed Income Actively Managed – Tax-exempt	96.3	78.6	94.7	78.1
Fixed Income Passively Managed (1)	11.6	10.1	10.8	10.2
Alternatives/Multi-Asset Solutions (2)	209.2	174.3	205.5	171.3
Total	$881.2	$799.5	$878.0	$800.5
____________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025 for the Asset Management Segment
Operating earnings
Operating earnings increased $27 million to $158 million during the three months ended June 30, 2026 from $131 million during the three months ended June 30, 2025. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Fee-type revenue increased by $49 million primarily due to higher investment base advisory fees and higher distribution revenue from higher average AUM, partially offset by lower revenue from performance fees and lower portfolio fee rates.
•Income tax expense decreased by $12 million mainly driven by a lower effective tax rate for the six months ended June 30, 2026.
These were partially offset by the following unfavorable items included:
•Compensation, benefits and other operating costs and expenses increased by $24 million primarily due to higher incentive compensation.
•Net investment income decreased by $10 million mainly due to lower gains from seed capital investments.
Long-Term Net Flows and AUM
•Total AUM as of June 30, 2026 was $905.5 billion, up $66.9 billion or 8.0%, compared to March 31, 2026. During the second quarter 2026, AUM increased as a result of market appreciation of $66.1 billion and net inflows of $0.8 billion. Market appreciation was attributed to Retail of $31.6 billion, Institutions of $22.1 billion, and Private Wealth of $12.4 billion. Net inflows were due to Institutions net inflows of $0.6 billion, Retail net inflows of $0.9 billion, partially offset by Private Wealth net outflows of $0.7 billion.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025 for the Asset Management Segment
Operating earnings
Operating earnings increased $41 million to $298 million during the six months ended June 30, 2026, from $257 million in the six months ended June 30, 2025. The following were notable changes in operating earnings (losses):

Favorable items included:
•Fee-type revenue increased by $67 million primarily due to higher investment base advisory fees from higher average AUM partially offset by lower performance fees and lower fee rates.
•Net derivative losses decreased by $18 million mainly due to higher losses from economically hedging seed capital investments (primarily offset in Net investment income).
•Commissions and distribution-related payments decreased by $7 million mainly due to lower distribution expenses from shift in product mix of funds with lower distribution rates partially offset by higher average AUM.
•Net income attributable to noncontrolling interest decreased by $11 million due to an increase in average economic ownership of AB, partially offset by higher pre-tax earnings.
These were partially offset by the following unfavorable items:
•Compensation, benefits and other operating costs and expenses increased by $49 million primarily due to higher incentive compensation and higher general administrative expenses.
•Net investment income decreased by $19 million mainly due to lower gains from seed capital investments (primarily offset by Net derivatives losses).
Long-Term Net Flows and AUM
•Total AUM as of June 30, 2026, was $905.5 billion, up $38.6 billion, or 4.5%, compared to December 31, 2025. The increase is primarily the result of market appreciation of $44.9 billion and net outflows of $6.3 billion. Market appreciation of $44.9 billion is attributed to Institutions of $17.2 billion, Retail of $16.9 billion and Private Wealth of $10.8 billion. Net outflows were driven by Retail of $4.9 billion and Institutions of $1.4 billion.
Wealth Management
The Wealth Management segment is an emerging leader in the wealth management space with a differentiated advice value proposition that offers discretionary and non-discretionary investment advisory accounts, financial planning and advice, life insurance, and annuity products.
The following table summarizes operating earnings (loss) of our Wealth Management segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Operating earnings (loss)	$63	$50	$118	$95

Key components of operating earnings (loss) were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
REVENUES
Net investment income	$3	$2	$6	$5
Investment management, service fees and other income	541	467	1,079	926
Segment revenues	$544	$469	$1,085	$931

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution-related payments	$353	$296	$701	$589
Compensation, benefits and other operating costs and expenses	112	105	233	214
Segment benefits and other deductions	$465	$401	$934	$803

The following table summarizes revenue by activity type for our Wealth Management segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Revenue by Activity Type
Investment management, service fees and other income:
Investment management and advisory fees	$235	$184	$464	$365
Distribution fees	289	268	581	531
Interest income	9	10	18	21
Service and other income	8	5	16	9
Total Investment management, service fees and other income	$541	$467	$1,079	$926

The following table summarizes a roll-forward of AUA for our Wealth Management segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Total Wealth Management Assets
Advisory assets:
Balance, beginning of period	$87,605	$66,795	$82,594	$65,839
Acquired assets	—	—	4,508	—
Net new assets	1,992	2,027	4,013	4,008
Market appreciation (depreciation) and other	6,151	4,471	4,633	3,446
Advisory ending assets	$95,748	$73,293	$95,748	$73,293

Acquired assets, brokerage and direct	$—	—	—	—
Brokerage and direct assets	44,838	36,972	44,838	36,972

Balance, end of period (1)	$140,586	$110,265	$140,586	$110,265
_____________
(1)Some operating metrics have been revised for prior periods. Net New Assets consist of total client deposits into advisory accounts less total client withdrawals from advisory accounts, plus dividends, plus interest, minus advisory fees. AUA reflects adjusted balances with no financial impact.
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025 for the Wealth Management Segment
Operating earnings
Operating earnings increased by $13 million to $63 million during the three months ended June 30, 2026 from $50 million in the three months ended June 30, 2025. The following were notable changes in operating earnings:
Favorable items included:
•Investment management, service fees and other income increased by $74 million mainly due to higher advisory fee type revenue attributed to higher average asset balances combined with increased distribution fees from higher retirement sales.

These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $57 million mainly due to higher distribution and advisory fee type revenue from higher retirement sales and average asset balances.
Net Flows and AV
•The increase in AUA of $8.1 billion in the three months ended June 30, 2026 was mainly driven by market appreciation and strong advisory net new assets of $2.0 billion.
•Advisory net new assets of $2.0 billion were $35 million lower than in the three months ended June 30, 2025.
Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025, for the Wealth Management Segment
Operating earnings
Operating earnings increased $23 million to $118 million during the six months ended June 30, 2026, compared to $95 million in the six months ended June 30, 2025. The following were notable changes in operating earnings:
Favorable items included:
•Investment management, service fees and other income increased by $153 million mainly due to higher advisory fee-type revenue attributed to higher average asset balances combined with increased distribution fees from higher retirement sales.
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $112 million mainly driven by higher distribution and advisory fee-type revenue from higher retirement sales and average asset balances.
•Compensation, benefits and other operating costs and expenses increased by $19 million mainly due to higher variable compensation from higher sales.
Net Flows and AUA
•The increase in AUA of $13.2 billion in the six months ended June 30, 2026, was mainly driven by $4.5 billion of acquired assets and net new assets of $4.0 billion, as well as market appreciation of $4.6 billion.
•Net new assets of $4.0 billion were in line with the six months ended June 30, 2025.
Corporate and Other
Corporate and Other includes the Closed Block, results from our run-off blocks of business, and certain strategic investments and unallocated items, including interest and corporate expenses. In addition, beginning with the third quarter of 2025, results for the Individual Life and Employee Benefits businesses are reported in Corporate and Other. On August 3, 2026, Equitable Financial and Equitable America entered into a definitive agreement to sell their respective employee benefits businesses to The Hartford. The transaction is not expected to have a material impact on the financial results of the Company. AB’s results of operations are reflected in the Asset Management segment. Accordingly, Corporate and Other does not include any items applicable to AB.
The following table summarizes operating earnings (loss) of Corporate and Other:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Operating earnings (loss)	$(135)	$(183)	$(254)	$(313)

Key components of operating earnings (loss) were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
REVENUES
Policy charges, fee income and premiums	$366	$599	$728	$1,233
Net investment income	86	274	125	501
Net derivative gains (losses)	(22)	(12)	(20)	(3)
Investment management, service fees and other income	118	116	240	255
Segment revenues	$548	$977	$1,073	$1,986

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$356	$711	$671	$1,378
Remeasurement of liability for future policy benefits	(13)	(13)	(3)	(14)
Interest credited to policyholders’ account balances	54	173	105	306
Commissions and distribution-related payments	74	72	152	155
Amortization of deferred policy acquisition costs	50	50	99	99
Compensation, benefits and other operating costs and expenses	121	141	209	314
Interest expense	58	69	124	124
Segment benefits and other deductions	$700	$1,203	$1,357	$2,362
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025 for Corporate and Other
Operating earnings (losses)
Operating losses decreased by $48 million to $135 million during the three months ended June 30, 2026 from an operating loss of $183 million during the three months ended June 30, 2025. The following were notable changes in operating earnings:
Favorable items included:
•Policyholders’ benefits decreased by $355 million primarily due to the reinsurance transaction with RGA.
•Interest credited to policyholders’ account balances decreased by $119 million primarily due to the reinsurance transaction with RGA.
•Compensation, benefits, interest expense and other operating costs decreased by $31 million primarily due to the reinsurance transaction with RGA and a one-time adjustment.
These were partially offset by the following unfavorable items:
•Fee-type revenue decreased by $231 million primarily due to the reinsurance transaction with RGA.
•Net investment income decreased by $188 million primarily due to the reinsurance transaction with RGA.
•Net derivative losses increased by $10 million primarily due to higher losses from economically hedging seed capital, offset by Net investment income.
•Income tax benefit decreased by $26 million primarily due to lower pre-tax loss and a lower effective tax rate for the three months ended June 30, 2026.
Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025, for Corporate and Other
Operating earnings (losses)
Operating losses decreased by $59 million to $254 million during the six months ended June 30, 2026, from an operating loss of $313 million during the six months ended June 30, 2025. The following were notable changes in operating earnings:

Favorable items included:
•Policyholders’ benefits decreased by $707 million primarily due to the impact of the reinsurance transaction with RGA.
•Interest credited to policyholders’ account balances decreased by $201 million primarily due to the reinsurance transaction with RGA.
•Compensation, benefits, interest expense and other operating costs decreased by $105 million primarily due to the reinsurance transaction with RGA.
These were partially offset by the following unfavorable items:
•Fee-type revenue decreased by $520 million primarily due to the reinsurance transaction with RGA.
•Net investment income decreased by $376 million primarily due to lower average asset balances primarily related to the reinsurance transaction with RGA.
•Net derivative losses increased by $17 million primarily due to higher losses from economically hedging seed capital, offset in Net investment income.
•Remeasurement of liability for future policy benefits increased by $11 million due to more favorable one-time adjustments in 2025 compared to 2026.
•Income tax benefit decreased by $34 million primarily due to a lower pre-tax loss and a lower effective tax rate for the six months ended June 30, 2026.
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

	Three Months Ended June 30,
	2026		2025
	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	4.61%	$974	4.35%	$931
Ending assets		85,753		86,509
Mortgages:
Income (loss)	5.38%	322	4.87%	256
Ending assets		24,848		21,536
Other Equity Investments: (1)
Income (loss)	4.41%	38	5.28%	47
Ending assets		3,506		3,571
Trading Securities:
Income (loss)	5.92%	13	12.80%	21
Ending assets		909		723
Policy Loans:
Income (loss)	4.73%	22	4.79%	52
Ending assets		1,846		4,355
Cash and Short-term Investments:
Income (loss)	3.14%	85	4.22%	86
Ending assets		13,958		12,239
Total:
Investment income (loss)	4.64%	1,454	4.52%	1,393
Less: investment fees (3)	(0.19)%	(59)	(0.16)%	(49)
Investment Income, Net	4.45%	1,395	4.36%	1,344
Ending Net Assets		$130,820		$128,933

	Six Months Ended June 30,				Year Ended December 31
	2026		2025		2025
	Yield	Amount (2)	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	4.61%	$1,922	4.37%	$1,859	4.41%	$3,693
Ending assets		85,753		86,509		81,816
Mortgages:
Income (loss)	5.33%	621	4.99%	516	4.96%	1,061
Ending assets		24,848		21,536		22,718
Other Equity Investments: (1)
Income (loss)	3.82%	67	5.75%	101	5.22%	185
Ending assets		3,506		3,571		3,519
Trading Securities:
Income (loss)	6.00%	25	9.47%	29	5.80%	42
Ending assets		909		723		804
Policy Loans:
Income (loss)	4.93%	46	4.93%	107	4.57%	168
Ending assets		1,846		4,355		1,862
Cash and Short-term Investments:
Income (loss)	3.14%	151	4.26%	126	3.94%	323
Ending assets		13,958		12,239		9,103
Total:
Investment income (loss)	4.62%	2,832	4.56%	2,738	4.51%	5,472
Less: investment fees	(0.18)%	(112)	(0.16)%	(97)	(0.16)%	(199)
Investment Income, Net	4.44%	2,720	4.40%	2,641	4.35%	5,273
Ending Net Assets		$130,820		$128,933		$119,822
_____________
(1)Includes, as of June 30, 2026, June 30, 2025 and December 31, 2025 respectively, $438 million, $364 million and $439 million of other invested assets. Amounts for certain consolidated VIE investments are shown net of associated non-controlling interest.
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
AFS Fixed Maturities by Industry
The following table sets forth these fixed maturities by industry category along with their associated gross unrealized gains and losses:

AFS Fixed Maturities by Industry (1)

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(Dollars in millions)
As of June 30, 2026
Corporate Securities:
Finance	$16,033	$—	$87	$988	$15,132	19%
Manufacturing	10,210	—	62	1,086	9,186	11
Utilities	8,082	—	51	701	7,432	9
Services	7,208	7	57	774	6,484	8
Energy	2,633	—	19	213	2,439	3
Retail and wholesale	3,100	—	31	274	2,857	4
Transportation	2,240	—	30	187	2,083	3
Other	515	—	8	52	471	1
Total corporate securities	50,021	7	345	4,275	46,084	58
U.S. government	5,308	—	1	1,373	3,936	5
Residential mortgage-backed (2)	7,782	—	49	127	7,704	9
Preferred stock	54	—	3	—	57	—
State & political	374	—	1	70	305	—
Foreign governments	510	—	1	75	436	1
Commercial mortgage-backed	4,789	—	11	264	4,536	6
Asset-backed securities (3)	16,915	—	57	95	16,877	21
Total	$85,753	$7	$468	$6,279	$79,935	100%

As of December 31, 2025
Corporate Securities:
Finance (4)	$14,676	$—	$172	$902	$13,946	18%
Manufacturing (4)	9,904	—	129	1,041	8,992	12
Utilities	7,873	—	102	656	7,319	10
Services (4)	7,328	—	123	728	6,723	9
Energy	2,373	—	32	207	2,198	3
Retail and wholesale	3,047	—	51	262	2,836	3
Transportation	2,162	—	46	185	2,023	3
Other	376	—	2	29	349	—
Total corporate securities	47,739	—	657	4,010	44,386	58
U.S. government	5,040	—	1	1,304	3,737	5
Residential mortgage-backed (2)	7,093	—	85	92	7,086	9
Preferred stock	54	—	4	—	58	—
State & political	378	—	3	71	310	—
Foreign governments	556	—	3	77	482	1
Commercial mortgage-backed	4,814	—	26	250	4,590	6
Asset-backed securities (3) (4)	16,142	—	126	46	16,222	21
Total	$81,816	$—	$905	$5,850	$76,871	100%
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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating:
AFS Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of June 30, 2026
1................................	Aaa, Aa, A	$60,311	$—	$246	$4,267	$56,290
2................................	Baa	24,079	—	215	1,950	22,344
	Investment grade	84,390	—	461	6,217	78,634
3................................	Ba	542	1	1	30	512
4................................	B	602	2	1	15	586
5................................	Caa	167	4	4	13	154
6................................	Ca, C	52	—	1	4	49
	Below investment grade	1,363	7	7	62	1,301
Total Fixed Maturities		$85,753	$7	$468	$6,279	$79,935

As of December 31, 2025:
1................................	Aaa, Aa, A	$56,880	$—	$513	$3,896	$53,497
2................................	Baa	23,488	—	380	1,884	21,984
	Investment grade	80,368	—	893	5,780	75,481
3................................	Ba	554	—	2	32	524
4................................	B	622	—	5	12	615
5................................	Caa	248	—	5	23	230
6................................	Ca, C	24	—	—	3	21
	Below investment grade	1,448	—	12	70	1,390
Total Fixed Maturities		$81,816	$—	$905	$5,850	$76,871

Mortgage Loans
The mortgage portfolio primarily consists of commercial, agricultural, and residential mortgage loans. The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The commercial mortgage loan portfolio is backed by high quality properties located in primary markets typically owned by experienced institutional investors with a demonstrated ability to manage their assets through business cycles. Our commercial loan portfolio is monitored on an ongoing basis, assigning credit quality ratings for each loan, with particular emphasis on loans that are scheduled to mature in the next 12 months. Scheduled maturities for the remainder of 2026 are $2.7 billion and 16% of the commercial mortgage portfolio. The commercial mortgage portfolio consists of 75% fixed rate loans and 25% floating rate loans. For floating rate loans, the borrower is typically required to purchase an interest rate cap to the scheduled maturity of the loan to protect against rising rates.

Commercial mortgage loans are evaluated annually to determine a current LTV ratio. Property financial statements, current rent roll, lease maturities, tenant creditworthiness, property physical inspections, and forecasted leasing market strength are used to develop projected cash flows. A discounted cash flow methodology which incorporates market data is used to determine property values. The average LTV ratio at origination provided by a certified appraisal firm was 55%. The average LTV ratio was 67% and 66% at June 30, 2026 and December 31, 2025, respectively, which reflects the most recent opinion of value on the underlying collateral.
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
The tables below show the breakdown of the amortized cost of the General Account’s investments in mortgage loans by geographic region and property type. Mortgage loans carried at fair value using the fair value option of $71 million as of June 30, 2026, are excluded from the below tables.
Mortgage Loans by Region and Property Type

	June 30, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
By Region:
U.S. Regions:
Pacific	$6,385	25%	$5,781	25%
Middle Atlantic	4,718	19	4,844	21
South Atlantic	4,115	16	3,529	16
East North Central	1,205	5	1,245	5
Mountain	2,269	9	1,865	8
West North Central	880	3	940	4
West South Central	2,187	9	2,007	9
New England	932	4	826	4
East South Central	1,141	5	950	4
Total U.S.	23,832	95	21,987	96
Other Regions:
Europe	1,285	5	994	4
Total Other	1,285	5	994	4
Total Mortgage Loans	$25,117	100%	$22,981	100%

By Property Type:
Office	$4,687	19%	$4,686	20%
Multifamily	8,879	35	8,629	38
Agricultural loans	2,683	11	2,650	12
Retail	671	3	673	3
Industrial	2,315	9	2,523	11
Hospitality	826	3	781	3
Residential	3,722	15	1,946	8
Other	1,334	5	1,093	5
Total Mortgage Loans	$25,117	100%	$22,981	100%

Private Credit
We invest in an array of private credit strategies, including private placements, private ABS, and direct lending. At June 30, 2026 and December 31, 2025, the amortized cost of these investments was $21.7 billion and $18.3 billion, respectively.
Private Credit Investments

	June 30, 2026		December 31, 2025
	Amortized Cost	%	Amortized Cost	%
	(in millions)
Private placements (1)	$14,908	69%	$13,292	72%
Private ABS	6,116	28	4,338	24
Direct middle market loans	663	3	666	4
Total	$21,687	100%	$18,296	100%
_____________
(1)Private placements primarily include investment‑grade corporate and infrastructure debt.

	June 30, 2026		December 31, 2025
	Amortized Cost	%	Amortized Cost	%
	(in millions)
Investment grade	$20,764	96%	$17,449	95%
Below investment grade	923	4	847	5
Total	$21,687	100%	$18,296	100%
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
At June 30, 2026 and December 31, 2025, the fair value of alternative investments was $3.2 billion and $3.2 billion, respectively. Alternative investments were 2.2% and 2.4% of cash and invested assets at June 30, 2026 and December 31, 2025, respectively.
Alternative Investments (1)

	June 30, 2026		December 31, 2025
	Fair Value	%	Fair Value	%
	(in millions)
Private Equity	$1,662	52%	$1,677	52%
Private Debt	316	10	307	10
Infrastructure	159	5	204	6
Real Estate	687	22	674	21
Hedge Funds	65	2	64	2
Other (2)	302	9	272	9
Total (3)	$3,191	100%	$3,198	100%
_____________
(1)Reported in Other Equity Investments in the consolidated balance sheets.
(2)Includes CLO equity, co-investments and investments in other strategies. CLO equity investments are consolidated and assets are reported in Fixed Maturities, at fair value using the fair value option in the consolidated balance sheets.
(3)Includes $967 million and $993 million of non-General Account assets as of June 30, 2026 and December 31, 2025, respectively.

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
On September 9, 2025, Holdings’ Board approved an additional $500 million under Holdings’ share repurchase program. The repurchase program does not obligate Holdings to purchase any particular number of shares. On February 11, 2026, Holdings’ Board approved an additional $1.0 billion share repurchase program. As of June 30, 2026, Holdings had authorized capacity of approximately $1.5 billion remaining in its share repurchase program. See Note 13 of the Notes to the Consolidated Financial Statements for additional details on the repurchase program.
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
Sources and Uses of Holding Company Highly Liquid Assets
The following table sets forth Holdings’ principal sources and uses of highly liquid assets:

	Six Months Ended June 30,
	2026	2025
	(in millions)
Highly Liquid Assets, beginning of period	$1,239	$1,982
Dividends from subsidiaries	424	327
Capital contributions to subsidiaries	—	—
M&A Activity	—	—
Purchase of AllianceBernstein Units	—	(758)
Total Business Capital Activity	424	(431)

Purchase of treasury shares	(513)	(497)
Shareholder dividends paid	(159)	(156)
Total Share Repurchases, Dividends and Acquisition Activity	(672)	(653)

Issuance/(redemption) of preferred stock	—	(279)
Preferred stock dividend	(27)	(32)
Total Preferred Stock Activity	(27)	(311)

Issuance of long-term debt	—	500
Repayment of long-term debt	—	—
Total External Debt Activity	—	500

	Six Months Ended June 30,
	2026	2025
	(in millions)

Repayments of loans from affiliates	(675)	—
Proceeds from loans from affiliates	600	—
Net decrease (increase) in existing facilities to affiliates (1)	230	60
Total Affiliated Debt Activity	155	60

Interest paid on external debt and P-Caps	(113)	(106)
Others, net	124	(15)
Total Other Activity	11	(121)

Net increase (decrease) in highly liquid assets	(109)	(956)
Highly Liquid Assets, end of period	$1,130	$1,026
_______________
(1)     Represents net activity of draws and repayments of existing credit facilities between Holdings and affiliates.
Capital Contribution to Our Subsidiaries
Holdings did not make any capital contributions to its subsidiaries during the six months ended June 30, 2026.
Loans from Our Subsidiaries
In March 2026, Equitable America made a $600 million five-year loan to Holdings with an interest rate of 4.40% which matures in March 2031. In March 2026, Holdings also made a $600 million partial repayment on the $1.0 billion loan due June 2031 from Equitable Financial. In April 2026, Holdings made an additional $75 million partial repayment on the $1.0 billion loan due June 2031 from Equitable Financial.
Cash Distributions from Our Non-Insurance Subsidiaries
During the six months ended June 30, 2026, Holdings received cash distributions of $336 million from AB and $88 million from the investment management contracts with EFIM and EIM.
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
As of June 30, 2026, Holdings and its non-insurance company subsidiaries hold approximately 199.3 million AB Units, 0.1 million AB Holding Units and the 1% General Partnership interest in ABLP.
As of June 30, 2026, the ownership structure of ABLP, including AB Units outstanding as well as the General Partner’s 1% interest, was as follows:

Owner	Percentage Ownership
EQH and its subsidiaries	68.1%
AB Holding	31.3
Unaffiliated holders	0.6
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 68.1% economic interest in AB as of June 30, 2026.
Holdings Credit Facilities
On July 29, 2025, Holdings entered into a new Revolving Credit Agreement with respect to a $1.0 billion five-year senior unsecured revolving credit facility (the “Credit Facility”), and terminated the Amended and Restated Revolving Credit Agreement, dated as of June 24, 2021, as amended.
The Credit Facility may provide significant support to our liquidity position when alternative sources of credit are limited. In addition to the Credit Facility, we have letter of credit facilities with an aggregate principal amount of $525 million (the “LOC Facilities”), primarily to be used to support our life insurance business reinsured to EQ AZ Life Re in April 2018. As of June 30, 2026, $445 million was outstanding under the LOC Facilities. In August 2025 Holdings entered into amendments with two of the issuers of its bilateral letter of credit facilities to effect changes in terms similar to the provisions of the Credit Facility and in one instance add two years of extension options. In August 2025 the Company also terminated six of its bilateral letter of credit facilities with different counterparties.
The Credit Facility and LOC Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of certain indebtedness that may be incurred by our subsidiaries and the dollar amount of certain secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Credit Facility and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of June 30, 2026, we were in compliance with the covenants under the Credit Facility and LOC Facilities.
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
Farmer Mac
Under the Farmer Mac program, Equitable Financial may enter into collateralized funding agreements.
See Note 15 of the Notes to the Consolidated Financial Statements for further description of our Farmer Mac program.
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
AB Commercial Paper
As of June 30, 2026 and December 31, 2025, AB had $0 million of commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings for the commercial paper outstanding during the six months ended June 30, 2026, and full year 2025 were $188 million and $200 million, respectively, with weighted average interest rates of approximately 3.8% and 4.4%, respectively.
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
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of June 30, 2026, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
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
As of June 30, 2026 and December 31, 2025, AB had no amounts outstanding under the AB Credit Facility. During the six months ended June 30, 2026 and full year 2025, AB and SCB LLC did not draw upon the AB Credit Facility.
SCB LLC had three uncommitted lines of credit with three financial institutions, two of these lines of credit allowed SCB LLC up to an aggregate of $150 million. One of those lines of credit was terminated March 20, 2026. As of June 30, 2026 SCB LLC has two uncommitted lines of credit with two financial institutions. One of these lines of credit permits SCB LLC to borrow up to an aggregate of approximately $100 million, with AB named as an additional borrower, while the other has no stated limit. AB has agreed to guarantee the obligations on SCB LLC under these lines of credit. As of June 30, 2026 and December 31, 2025, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings during the six months ended June 30, 2026 and the full year 2025, were $1 million and $1 million with weighted average interest rates of approximately 6.8% and 7.3%, respectively.
EQH Facility
AB has a $900 million committed, unsecured senior credit facility (the “EQH Facility”). The EQH Facility matures on August 31, 2029. The EQH Facility is available for AB’s general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.
The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. As of June 30, 2026, AB was in compliance with these covenants. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.

Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by AB from time to time until the maturity of the facility. AB or Holdings may reduce or terminate the commitment at any time without penalty upon proper notice. Holdings also may terminate the facility immediately upon a change of control of AB’s General Partner.
As of June 30, 2026 and December 31, 2025, AB had $580 million and $810 million outstanding under the EQH Facility, with interest rates of approximately 3.7% and 3.7%, respectively. Average daily borrowing of the EQH Facility during the first six months of 2026 and full year 2025 were $509 million and $392 million, respectively, with weighted average interest rates of approximately 3.6% and 4.2%, respectively.
EQH Uncommitted Facility
In addition to the EQH Facility, AB has a $300 million uncommitted, unsecured senior credit facility (the “EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on August 31, 2029 and is available for AB’s general business purposes. Borrowings under the EQH Uncommitted Facility bear interest generally at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants, which are substantially similar to those in the EQH Facility. As of June 30, 2026, AB was in compliance with these covenants.
As of June 30, 2026 and December 31, 2025, AB had no amounts outstanding under the EQH Uncommitted Facility. During the first six months of 2026 and full year 2025, AB did not draw upon the EQH Uncommitted Facility.
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

The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	June 30, 2026	December 31, 2025
	(in millions)
Short-term debt:
CLO Short-term debt (4.91%) (1)	—	25
Total short-term debt	$—	$25
Long-term debt:
Senior Debenture (7.00%, due 2028)	250	250
Senior Note (4.35%, due 2028)	996	995
Senior Note (4.57%, due 2029)	310	307
Senior Note (5.59%, due 2033)	498	498
Senior Note (5.00%, due 2048)	1,290	1,290
Junior Sub Debt Securities due 2055	495	495
Total long-term debt	3,839	3,835
Total short and long-term debt	$3,839	$3,860
Notes and Debentures
The Senior Notes and Senior Debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The Senior Notes and Senior Debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding Senior Notes and Senior Debentures may be accelerated. As of June 30, 2026, the Company is in compliance with all debt covenants.
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
Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 15 of the Notes to the Consolidated Financial Statements. Also see “Risk Factors—Legal and Regulatory Risks—Legal proceedings and regulatory actions” included in the 2025 Form 10-K.
Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. Risks to which we are subject also include, but are not limited to, the factors mentioned under “Note Regarding Forward-Looking Statements and Information” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Holdings during the three months ended June 30, 2026, of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/26 through 4/30/26	—	$—	—	$1,853,700,397
5/1/26 through 5/31/26	4,682,235	$42.14	4,682,235	$1,656,403,373
6/1/26 through 6/30/26	3,976,626	$42.50	3,976,626	$1,487,403,725
Total	8,658,861	$42.30	8,658,861	$1,487,403,725

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

During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.     Exhibits

Number		Description and Method of Filing
10.1		Voting and Support Agreement, dated as of April 8, 2026, by and among Equitable Holdings, Inc., Corebridge Financial, Inc., and Nippon Life Insurance Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 8, 2026).
31.1	#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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
•“BOP” means beginning of period
•“BPs” means basis points
•“CB” means Closed Block
•“CDS” means credit default swaps
•“CLO” means collateralized loan obligation
•“CMBS” means commercial mortgage-backed securities
•“CODM” means Chief Operating Decision Maker
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
•“EFIM” means Equitable Financial Investment Management, LLC
•“EFS” means Equitable Financial Services, LLC, a Delaware corporation and a wholly-owned direct subsidiary of Holdings
•“EIM” means Equitable Investment Management, LLC
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
•“FVO” means fair value option
•“General Partner” means AllianceBernstein Corporation, a Delaware corporation and the general partner of AB Holding and ABLP
•“GMIBNLG” means GMIB with a no-lapse guarantee (NLG)
•“Holdings” means Equitable Holdings, Inc.
•“HTM” means held-to-maturity
•“ISDA Master Agreement” means International Swaps and Derivatives Association Master Agreement

•“LATE” means Life Actuarial (A) Task Force
•“LFPB” means liability for future policy benefits
•“LTV” means loan to value
•“Modco” means modified coinsurance
•“MRBs” means market risk benefits
•“MSO” means Market Stabilizer Option
•“NAIC” means National Association of Insurance Commissioners
•“NAR” means net amount at risk
•“NAV” means net asset value
•“NI modco” means non-insulated Separate Accounts modified coinsurance
•“NII” means net investment income
•“NLG” means no-lapse guarantee
•“NYDFS” means New York State Department of Financial Services
•“OCI” means other comprehensive income
•“OTC” means over-the-counter
•“PAB” means policyholder account balance
•“PTEs” means prohibited transaction exemptions
•“P-Caps” means Pre-Capitalized Trust Securities
•“Reg 213” means New York Insurance Regulation 213
•“RGA” means Reinsurance Group of America
•“RMBS” means Residential mortgage-backed securities
•“SAPWG” means Statutory Accounting Principles (E) Working Group
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
•“VA” means variable annuity
•“Venerable” means Venerable Holdings, Inc.
•“VIE” means variable interest entity
•“VOE” means voting interest entity
•

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Equitable Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2026	EQUITABLE HOLDINGS, INC.

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2026	By:	/s/ William Eckert
		Name:	William Eckert
		Title:	Chief Accounting Officer (Principal Accounting Officer)