Form 10-Q
period 2026-09-30
Equitable Holdings, Inc.
filed 2026-11-05
CIK 1333986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2026, 266,677,313 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

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
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) the ability to repurchase shares (if Holdings decides to do so) within the expected timing or at all; (ii) the ability to complete the proposed transaction between Holdings and Corebridge (the “Proposed Transaction”) on the timeframe or on the terms currently anticipated or at all, including due to a failure to obtain requisite stockholder, stock exchange, regulatory, governmental or other approvals; (iii) risks related to difficulties, inabilities or delays in integrating the parties’ businesses; (iv) the ability to realize the anticipated benefits of the Proposed Transaction, including estimated run-rate expense synergies and projected cost savings at the times, and to the extent anticipated, as well as expected, operating earnings and cash flow generation; (v) the occurrence of any event, change or other circumstance that could give rise to the right of either or both parties to terminate the merger agreement; (vi) the potential impact of the announcement or consummation of the Proposed Transaction on Holdings’ or Corebridge’s stock price and on their respective business, contractual and operational relationships (including with regulatory bodies, employees, suppliers, clients and competitors); (vii) risks related to business disruptions from the Proposed Transaction that may harm the business or current plans and operations of either or both parties, including diversion of management time from ongoing business operations; (viii) the risk that the Proposed Transaction and the announcement thereof could have an adverse effect on the ability of either or both parties to hire and retain key personnel; (ix) the parties’ ability to raise debt on favorable terms or at all; (x) the outcome of any legal proceedings that may be instituted against Holdings, Corebridge, their new parent company or their respective directors; (xi) restrictions on the conduct of Holdings and Corebridge’s respective businesses prior to the closing of the Proposed Transaction and on each of their ability to pursue alternatives to the Proposed Transaction; (xii) the possibility that the Proposed Transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events, or unforeseen or unknown liabilities; (xiii) the potential impact of a downgrade in Holdings’ or Corebridge’s insurer financial strength ratings or credit ratings or of the new parent company of Holdings and Corebridge following completion of the Proposed Transaction; (xiv) conditions in the financial markets and economy, including the impact of geopolitical conflicts, changes in tariffs and trade barriers, the impact on Holdings of a shutdown of the U.S. government, and related economic conditions, equity market declines and volatility, interest rate fluctuations, impacts on our goodwill and changes in liquidity and access to and cost of capital; (xv) operational factors, including reliance on the payment of dividends to Holdings by its subsidiaries, protection of confidential customer information or proprietary business information, operational failures by us or our service providers, potential strategic transactions, changes in accounting standards, and catastrophic events, such as the outbreak of pandemic diseases; (xvi) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults by third parties and affiliates and economic downturns, defaults and other events adversely affecting our investments; (xvii) our reinsurance and hedging programs; (xviii) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, variations in statutory capital requirements, financial strength and claims-paying ratings, state insurance laws limiting the ability of our insurance subsidiaries to pay dividends and key product distribution relationships; (xix) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves and experience differing from pricing expectations, amortization of deferred acquisition costs and financial models; (xx) our Asset Management segment, including fluctuations in assets under management and the industry-wide shift from actively managed investment services to passive services; (xxi) recruitment and retention of key employees and experienced and productive financial professionals; (xxii) subjectivity of the determination of the amount of allowances and impairments taken on our investments; (xxiii) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; (xxiv) risks related to our common stock; and (xxv) general risks, including strong industry competition, information systems failing or being compromised and protecting our intellectual property.

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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE HOLDINGS, INC.
Consolidated Balance Sheets
September 30, 2026 (Unaudited) and December 31, 2025

	September 30, 2026	December 31, 2025
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $89,966 and $82,106) (allowance for credit losses of $10 and $0)	$81,216	$77,162
Fixed maturities, at fair value using the fair value option (1)	3,333	2,943
Mortgage loans on real estate (net of allowance for credit losses of $378 and $313) (1)	24,596	22,668
Mortgage loans, at fair value using the fair value option	71	50
Policy loans	1,845	1,862
Other equity investments (1)	3,747	3,779
Trading securities, at fair value	1,911	1,572
Other invested assets (1)	10,934	10,968
Total investments	127,653	121,004
Cash and cash equivalents (1)	17,527	12,462
Cash and securities segregated, at fair value	579	499
Broker-dealer related receivables	2,371	2,162
Deferred policy acquisition costs	7,686	7,523
Goodwill and other intangible assets, net	5,317	5,309
Amounts due from reinsurers (allowance for credit losses of $6 and $7)	21,137	20,127
Current and deferred income taxes	3,269	2,577
Purchased market risk benefits	4,190	5,260
Other assets (1)	3,815	3,771
Assets for market risk benefits	1,303	752
Separate Accounts assets	139,161	136,544
Total Assets	$334,008	$317,990
LIABILITIES
Policyholders’ account balances	$150,483	$133,433
Liability for market risk benefits	7,705	10,153
Future policy benefits and other policyholders’ liabilities	16,949	17,660
Broker-dealer related payables	905	1,370
Customer related payables	2,153	1,937
Amounts due to reinsurers	1,199	1,542
Short-term debt	—	25
Long-term debt	3,841	3,835
Notes issued by consolidated variable interest entities, at fair value using the fair value option (1)	3,485	2,702
Other liabilities (1)	7,883	7,001
Separate Accounts liabilities	139,161	136,544
Total Liabilities	$333,764	$316,202
Redeemable noncontrolling interest (1) (2)	$425	$322
Commitments and contingent liabilities (3)
EQUITY
Equity attributable to Holdings:
Preferred stock and additional paid-in capital, $1 par value and $25,000 liquidation preference	$1,068	$1,068
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 466,227,784 and 468,341,734 shares issued, respectively; 268,492,237 and 283,358,187 shares outstanding, respectively	5	5
Additional paid-in capital	1,955	1,932
Treasury stock, at cost, 197,735,547 and 184,983,547 shares, respectively	(5,799)	(5,165)
Retained earnings	9,254	8,366
Accumulated other comprehensive income (loss)	(8,286)	(6,280)
Total equity attributable to Holdings	(1,803)	(74)
Noncontrolling interest	1,622	1,540
Total Equity	(181)	1,466
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$334,008	$317,990
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
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Income (Loss)
Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$488	$471	$1,343	$1,733
Premiums	216	258	724	822
Net derivative gains (losses)	20	(1,117)	(1,455)	(1,692)
Net investment income (loss)	1,350	1,343	4,031	3,946
Investment gains (losses), net:
Credit and intent to sell losses on available-for-sale debt securities and loans	(64)	11	(101)	(43)
Other investment gains (losses), net	(20)	(1,181)	(77)	(1,212)
Total investment gains (losses), net	(84)	(1,170)	(178)	(1,255)
Investment management and service fees	1,407	1,316	4,062	3,873
Other income	484	349	1,242	961
Total revenues	3,881	1,450	9,769	8,388

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	357	452	1,177	1,998
Remeasurement of liability for future policy benefits	15	59	9	44
Change in market risk benefits and purchased market risk benefits	(729)	(353)	(1,405)	(287)
Interest credited to policyholders’ account balances	793	798	2,397	2,272
Compensation and benefits	723	601	1,990	1,794
Commissions and distribution-related payments	577	537	1,695	1,526
Interest expense	55	61	173	177
Amortization of deferred policy acquisition costs	230	203	653	584
Other operating costs and expenses	472	440	1,298	1,817
Total benefits and other deductions	2,493	2,798	7,987	9,925
Income (loss) from continuing operations, before income taxes	1,388	(1,348)	1,782	(1,537)
Income tax (expense) benefit	(202)	133	(218)	189
Net income (loss)	1,186	(1,215)	1,564	(1,348)
Less: Net income (loss) attributable to the noncontrolling interest (1)	65	94	275	247
Net income (loss) attributable to Holdings	1,121	(1,309)	1,289	(1,595)
Less: Preferred stock dividends	14	16	41	48
Net income (loss) available to Holdings’ common shareholders	$1,107	$(1,325)	$1,248	$(1,643)

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$4.08	$(4.47)	$4.50	$(5.43)
Diluted	$4.05	$(4.47)	$4.47	$(5.43)
Weighted average common shares outstanding (in millions):
Basic	271.4	296.2	277.0	302.4
Diluted	273.4	296.2	278.8	302.4
______________
(1)    Includes redeemable noncontrolling interest. See Note 14 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$1,186	$(1,215)	$1,564	$(1,348)
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	(2,301)	1,687	(2,942)	2,605
Change in market risk benefits - instrument-specific credit risk	254	(412)	605	2
Change in liability for future policy benefits - current discount rate	214	(47)	273	(139)
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	11	15	60	41
Foreign currency translation adjustment	2	(8)	(3)	29
Total other comprehensive income (loss), net of income taxes	(1,820)	1,235	(2,007)	2,538
Comprehensive income (loss)	(634)	20	(443)	1,190
Less: Comprehensive income (loss) attributable to the noncontrolling interest	66	88	274	264
Comprehensive income (loss) attributable to Holdings	$(700)	$(68)	$(717)	$926

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

	Three Months Ended September 30,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
		(in millions)
Balance, beginning of period	$1,068	$5	$1,939	$(5,559)	$8,227	$(6,465)	$(785)	$1,643	$858
Stock compensation	—	—	15	—	—	—	15	9	24
Purchase of treasury stock	—	—	—	(238)	—	—	(238)	—	(238)
Reissuance of treasury stock	—	—	1	—	2	—	3	—	3
Retirement of common stock	—	—	—	—	—	—	—	—	—
Purchase of AB Holding units	—	—	—	—	—	—	—	(37)	(37)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(86)	(86)
Dividends on common stock (cash dividends declared per common share of $0.30)	—	—	—	—	(82)	—	(82)	—	(82)
Dividends on preferred stock	—	—	—	—	(14)	—	(14)	—	(14)
Net income (loss)	—	—	—	—	1,121	—	1,121	82	1,203
Other comprehensive income (loss)	—	—	—	—	—	(1,821)	(1,821)	1	(1,820)
Other	—	—	—	(2)	—	—	(2)	10	8
September 30, 2026	$1,068	$5	$1,955	$(5,799)	$9,254	$(8,286)	$(1,803)	$1,622	$(181)

Balance, beginning of period	$1,228	$5	$1,901	$(4,423)	$9,870	$(7,432)	$1,149	$1,456	$2,605
Stock compensation	—	—	12	—	—	—	12	4	16
Purchase of treasury stock	—	—	11	(687)	—	—	(676)	—	(676)
Reissuance of treasury stock	—	—	—	—	2	—	2	—	2
Retirement of common stock	—	—	—	99	(99)	—	—	—	—
Purchase of AB Holding units	—	—		—	—	—	—	(4)	(4)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(77)	(77)
Dividends on common stock (cash dividends declared per common share of $0.27)	—	—	—	—	(81)	—	(81)		(81)
Dividends on preferred stock	—	—	—	—	(16)	—	(16)	—	(16)
Redemption of preferred stock	(160)	—	—	—	(14)	—	(174)	—	(174)
Net income (loss)	—	—	—	—	(1,309)	—	(1,309)	82	(1,227)
Other comprehensive income (loss)	—	—	—	—	—	1,241	1,241	(6)	1,235
Other	—	—	(7)	—	7	—	—	1	1
September 30, 2025	$1,068	$5	$1,917	$(5,011)	$8,360	$(6,191)	$148	$1,456	$1,604

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Equity
Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

	Nine Months Ended September 30,
	Equity Attributable to Holdings
	Preferred Stock and Additional Paid-In Capital	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Holdings Equity	Non-controlling Interest	Total Equity
	(in millions)
Balance, beginning of period	$1,068	$5	$1,932	$(5,165)	$8,366	$(6,280)	$(74)	$1,540	$1,466
Stock compensation	—	—	51	25	—	—	76	32	108
Purchase of treasury stock	—	—	1	(752)	—	—	(751)	—	(751)
Reissuance of treasury stock	—	—	1	—	(19)	—	(18)	—	(18)
Retirement of common stock	—	—	—	100	(100)	—	—	—	—
Purchase of AB Holding units	—	—	—	—	—	—	—	(65)	(65)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(271)	(271)
Dividends on common stock (cash dividends declared per common share of $0.87)	—	—	—	—	(241)	—	(241)	—	(241)
Dividends on preferred stock	—	—	—	—	(41)	—	(41)	—	(41)
Net income (loss)	—	—	—	—	1,289	—	1,289	258	1,547
Other comprehensive income (loss)	—	—	—	—	—	(2,006)	(2,006)	(1)	(2,007)
Other	—	—	(30)	(7)	—	—	(37)	129	92
September 30, 2026	$1,068	$5	$1,955	$(5,799)	$9,254	$(8,286)	$(1,803)	$1,622	$(181)

Balance, beginning of period	$1,507	$5	$2,336	$(4,198)	$10,627	$(8,712)	$1,565	$1,858	$3,423
Stock compensation	—	—	49	25	—	—	74	15	89
Purchase of treasury stock	—	—	21	(1,194)	—	—	(1,173)	—	(1,173)
Reissuance of treasury stock	—	—	—	—	(17)	—	(17)	—	(17)
Retirement of common stock	—	—	—	356	(356)	—	—	—	—
Purchase of AB Holding units	—	—	(443)	—	—	—	(443)	(363)	(806)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(306)	(306)
Dividends on common stock (cash dividends declared per common share of $0.78)	—	—	—	—	(237)	—	(237)	—	(237)
Dividends on preferred stock	—	—	—	—	(48)	—	(48)	—	(48)
Redemption of preferred stock	(439)	—	—	—	(14)	—	(453)	—	(453)
Net income (loss)	—	—	—	—	(1,595)	—	(1,595)	234	(1,361)
Other comprehensive income (loss)	—	—	—	—	—	2,521	2,521	17	2,538
Other	—	—	(46)	—	—	—	(46)	1	(45)
September 30, 2025	$1,068	$5	$1,917	$(5,011)	$8,360	$(6,191)	$148	$1,456	$1,604

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2026 and 2025 (Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Cash flows from operating activities:
Net income (loss)	$1,564	$(1,348)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	2,397	2,272
Policy charges and fee income	(1,343)	(1,733)
Net derivative (gains) losses	1,455	1,692
Credit and intent to sell losses on available-for-sale debt securities and loans	101	43
Investment (gains) losses, net	77	1,212
Realized and unrealized (gains) losses on trading securities	54	(89)
Loss on novation	13	499
AB Retirement plan losses	—	18
Non-cash long term incentive compensation expense	85	64
Amortization and depreciation	617	652
Remeasurement of liability for future policy benefits	9	44
Change in market risk benefits	(1,405)	(287)
Equity (income) loss from limited partnerships	(49)	(142)
Changes in:
Net broker-dealer and customer related receivables/payables	(35)	(204)
Reinsurance recoverable and related balances, net	(1,027)	(806)
Segregated securities	120	75
Capitalization of deferred policy acquisition costs	(904)	(857)
Future policy benefits	(225)	4
Current and deferred income taxes	(196)	(753)
Other, net	1,466	512
Net cash provided by (used in) operating activities	$2,774	$868

Cash flows from investing activities:
Proceeds from the sale/maturity/pre-payment of:
Fixed maturities, available-for-sale	$10,510	$14,228
Fixed maturities, at fair value using the fair value option	520	560
Mortgage loans on real estate	2,463	1,328
Trading account securities	370	370
Short term investments	22	137
Other	415	471
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(18,330)	(20,108)
Fixed maturities, at fair value using the fair value option	(936)	(953)
Mortgage loans on real estate	(4,447)	(3,406)
Mortgage loans, at fair value using the fair value option	(25)	—
Trading account securities	(753)	(757)
Short term investments	(48)	(106)
Other	(409)	(331)
Cash settlements related to derivative instruments, net	1,709	485
Investment in capitalized software, leasehold improvements and EDP equipment	(35)	(50)
Other, net	(185)	(353)
Net cash provided by (used in) investing activities	$(9,159)	$(8,485)

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE HOLDINGS, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2026 and 2025 (Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$22,524	$20,504
Withdrawals	(15,173)	(8,179)
Transfers (to) from Separate Accounts	1,446	1,425
Payments of market risk benefits	(472)	(516)
Repayment of short-term financings	(25)	—
Change in collateralized pledged assets	(496)	53
Change in collateralized pledged liabilities	4,348	3,482
Issuance of long-term debt	—	495
Repayment of long term debt	—	(500)
Proceeds from collateralized loan obligations	57	46
Repayment of collateralized loan obligations	(46)	(52)
Proceeds from notes issued by consolidated VIEs	1,528	1,260
Repayment of notes issued by consolidated VIEs	(735)	(842)
Dividends paid on common stock	(241)	(237)
Dividends paid on preferred stock	(41)	(48)
Redemption of preferred stock	—	(439)
Purchase of AllianceBernstein Units	—	(758)
Purchase of AB Holding Units to fund long-term incentive compensation plan awards, net	(65)	(48)
Purchase of treasury shares	(751)	(1,173)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	112	147
Distribution to noncontrolling interest of consolidated subsidiaries	(271)	(306)
Change in securities lending	(93)	(60)
Other, net	48	(32)
Net cash provided by (used in) financing activities	$11,654	$14,222

Effect of exchange rate changes on cash, cash equivalents and segregated cash	$(4)	$35
Change in cash, cash equivalents and segregated cash	5,265	6,640
Cash, cash equivalents and segregated cash, beginning of period	12,462	6,964
Cash, cash equivalents and segregated cash, end of period	$17,727	$13,604

Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents	$17,527	$13,604
Restricted cash included in cash and securities segregated, at fair value	200	—
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flow	$17,727	$13,604

Non-cash transactions from investing and financing activities:
Transfer of securities to reinsurer	$—	$(8,777)
Transfer of policy loans to reinsurer	$—	$(2,533)
Right-of-use assets obtained in exchange for lease obligations	$35	$67

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
The Company reports certain activities and items that are not included in our segments in Corporate and Other. Corporate and Other includes the closed block of life insurance (the “Closed Block”), results for certain run-off blocks of business, and certain strategic investments and unallocated items, including interest and corporate expenses. In addition, results for the Individual Life and Employee Benefits businesses are reported in Corporate and Other. AB’s results of operations are reflected in the Asset Management segment. Accordingly, Corporate and Other does not include any items applicable to AB.
As of September 30, 2026 and December 31, 2025, the Company’s economic interest in AB was approximately 68% and 68%, respectively. The General Partner of AB is a wholly owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods presented.
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
As consideration for the RGA Reinsurance Transaction, the Ceding Companies transferred assets of $11.6 billion, including primarily available-for-sale securities, cash and policy loans. The transfer of assets resulted in a loss of $1.1 billion to the Company, recorded in Investment gains (losses), net. In addition, the Company recorded $12.3 billion of direct insurance liabilities ceded under the reinsurance contract included in amounts due from reinsurers (includes $334 million of ceded reserves related to the non-insulated (“NI”) modco offset by NI modco payable) and $593 million of deferred gain on cost of reinsurance included within other liabilities. We recorded a $154 million residual liability representing the difference between Closed Block Assets and Liabilities for the amount owed to RGA. Additionally, Equitable Financial and Equitable America ceded a total of $14.1 billion of Separate Account liabilities under the modified coinsurance portion of the respective reinsurance agreements.
Novation
Effective January 17, 2025, Equitable Financial novated certain legacy variable annuity policies sold between 2006-2008, comprised of non-New York “Accumulator” policies containing fixed rate Guaranteed Minimum Income Benefit and/or Guaranteed Minimum Death Benefit guarantees reinsured by Venerable under the combined coinsurance and modified coinsurance basis agreement executed on June 1, 2021.
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
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “third quarter 2026” and “third quarter 2025” refer to the three months ended September 30, 2026 and 2025, respectively. The terms “first nine months of 2026” and “first nine months of 2025” refer to the nine months ended September 30, 2026 and 2025, respectively.
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
As of September 30, 2026 and December 31, 2025, respectively, Equitable Financial held $159 million and $98 million of equity interests in the CLOs. The Company consolidated the CLOs as of September 30, 2026 and December 31, 2025, as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the CLO’s loan manager. The assets of the CLOs are legally isolated from the Company’s creditors and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligation to satisfy the liabilities of the CLOs. The Company consolidated the SPE as of September 30, 2026, as it is the primary beneficiary due to the combination of both its equity interest held by Equitable Financial and the majority ownership of AB, which functions as the SPE loan manager.
Resulting from this consolidation in the Company’s consolidated balance sheets are fixed maturities, at fair value using the fair value option with total assets of $3.3 billion and $2.9 billion and total liabilities of $3.2 billion and $2.5 billion at September 30, 2026 and December 31, 2025, respectively. The unpaid outstanding principal balance of the notes and short-term borrowing is $3.2 billion and $2.3 billion at September 30, 2026 and December 31, 2025.
Consolidated Limited Partnerships and LLCs
As of September 30, 2026 and December 31, 2025, the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIE model. Included in other invested assets, mortgage loans on real estate, other equity investments, trading securities, cash and other liabilities in the Company’s consolidated balance sheets at September 30, 2026 and December 31, 2025, are total net assets of $5.5 billion and $3.1 billion, respectively, related to these VIEs.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Consolidated AB-Sponsored Investment Funds
Included in the Company’s consolidated balance sheets as of September 30, 2026 and December 31, 2025, are assets of $480 million and $346 million, liabilities of $31 million and $25 million, and redeemable noncontrolling interests of $264 million and $169 million, respectively, associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets as of September 30, 2026 and December 31, 2025, are assets of $27 million and $27 million, liabilities of $0 million and $0 million, and redeemable noncontrolling interests of $11 million and $10 million, respectively, from consolidation of AB-sponsored investment funds under the VOE model.
Non-Consolidated VIEs
As of September 30, 2026 and December 31, 2025, respectively, the Company held approximately $3.1 billion and $3.2 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. The Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $293.2 billion and $385.8 billion as of September 30, 2026 and December 31, 2025, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $3.1 billion and $3.2 billion and approximately $868 million and $1.0 billion of unfunded commitments as of September 30, 2026 and December 31, 2025, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Non-Consolidated AB-Sponsored Investment Products
As of September 30, 2026 and December 31, 2025, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $74.6 billion and $51.3 billion, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $48 million and $40 million as of September 30, 2026 and December 31, 2025, respectively. The Company has no further commitments to or economic interest in these VIEs.
Assumption Updates and Model Changes
The Company conducts its annual review of its assumptions and models during the third quarter of each year. The annual review encompasses assumptions underlying the valuation of MRBs, liabilities for future policyholder benefits and additional liability updates.
However, the Company updates its assumptions as needed in the event it becomes aware of economic conditions or events that could require a change in assumptions that it believes may have a significant impact to the carrying value of product liabilities and assets and consequently materially impact its earnings in the period of the change.
MRB Update
The Company updates its assumptions to reflect emerging experience for withdrawals, mortality and lapse election. This includes actuarial judgment informed by actual experience of how policyholders are expected to use these policies in the future.
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
Impact of Assumption Updates
The net impact of assumption changes during the three and nine months ended September 30, 2026 increased other income by $43 million, increased remeasurement of liability for future policy benefits by $35 million and decreased

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
the change in MRB and purchased MRB by $132 million. This resulted in an increase in income (loss) from operations, before income taxes of $140 million and increased net income (loss) by $111 million.
The net impact of assumption changes during the three and nine months ended September 30, 2025 increased other income by $6 million, increased remeasurement of liability for future policy benefits by $3 million, decreased policy benefits by $1 million and increased the change in MRB and purchased MRB by $84 million. This resulted in a decrease in income (loss) from operations, before income taxes of $80 million and decreased net income (loss) by $63 million.
Model Changes
The impact of model changes during the three and nine months ended September 30, 2026 was a decrease to income (loss) from operations, before income taxes of $27 million and a decrease in net income (loss) of $21 million. There were no material model changes during the three and nine months ended September 30, 2025.
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets exclude accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of September 30, 2026 and December 31, 2025, was $705 million and $669 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three and nine months ended September 30, 2026 and 2025.
The following tables provide information relating to the Company’s fixed maturities classified as AFS:
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2026
Fixed Maturities:
Corporate (1)	$52,226	$10	$126	$5,968	$46,374
U.S. Treasury, government and agency	5,119	—	—	1,721	3,398
States and political subdivisions	359	—	—	86	273
Foreign governments	508	—	—	99	409
Residential mortgage-backed (2)	9,142	—	9	397	8,754
Asset-backed (3)	17,225	—	21	282	16,964
Commercial mortgage-backed	5,333	—	2	347	4,988
Redeemable preferred stock	54	—	2	—	56
Total at September 30, 2026	$89,966	$10	$160	$8,900	$81,216

December 31, 2025:
Fixed Maturities:
Corporate (1)	$48,193	$—	$658	$4,010	$44,841
U.S. Treasury, government and agency	5,040	—	1	1,304	3,737
States and political subdivisions	378	—	3	71	310
Foreign governments	556	—	3	77	482
Residential mortgage-backed (2)	7,093	—	85	92	7,086
Asset-backed (3)	15,978	—	126	46	16,058
Commercial mortgage-backed	4,814	—	26	250	4,590
Redeemable preferred stock	54	—	4	—	58
Total at December 31, 2025	$82,106	$—	$906	$5,850	$77,162
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

The contractual maturities of AFS fixed maturities as of September 30, 2026 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
September 30, 2026
Contractual maturities:
Due in one year or less	$2,693	$2,675
Due in years two through five	19,503	18,754
Due in years six through ten	16,526	15,465
Due after ten years	19,480	13,560
Subtotal	58,202	50,454
Residential mortgage-backed	9,142	8,754
Asset-backed	17,225	16,964
Commercial mortgage-backed	5,333	4,988
Redeemable preferred stock	54	56
Total at September 30, 2026	$89,956	$81,216
The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Proceeds from sales	$808	$1,953	$2,185	$6,216
Gross gains on sales	$1	$10	$6	$19
Gross losses on sales	$(18)	$(17)	$(44)	$(50)

Net (increase) decrease in Allowance for Credit and Intent to Sell losses	$(8)	$(7)	$(25)	$(26)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Balance, beginning of period	$70	$61	$54	$47
Previously recognized impairments on securities that matured, paid, prepaid or sold	(1)	(18)	(12)	(23)
Recognized impairments on securities impaired to fair value this period (1)	6	22	10	22
Credit losses recognized this period on securities for which credit losses were not previously recognized	3	(12)	26	5
Additional credit losses this period on securities previously impaired	—	—	—	2
Balance, end of period	$78	$53	$78	$53
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

The tables below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:

Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Three Months Ended September 30, 2026
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(5,815)	$22	$184	$(5,609)
Net investment gains (losses) arising during the period	(2,946)	—	—	(2,946)
Reclassification adjustment:
Included in net income (loss)	27	—	—	27
Excluded from net income (loss)	—	—	—	—
Other	—	—	(20)	(20)
Impact of net unrealized investment gains (losses)	—	11	611	622
Net unrealized investment gains (losses) excluding credit losses	(8,734)	33	775	(7,926)
Net unrealized investment gains (losses) with credit losses	(6)	—	1	(5)
Balance, end of period	$(8,740)	$33	$776	$(7,931)

	Three Months Ended September 30, 2025
Balance, beginning of period	$(6,722)	$66	$140	$(6,516)
Net investment gains (losses) arising during the period	685	—	—	685
Reclassification adjustment:
Included in net income (loss)	1,136	—	—	1,136
Excluded from net income (loss)	—	—	—	—
Other	—	—	231	231
Impact of net unrealized investment gains (losses)	—	(41)	(373)	(414)
Net unrealized investment gains (losses) excluding credit losses	(4,901)	25	(2)	(4,878)
Net unrealized investment gains (losses) with credit losses	(1)	—	—	(1)
Balance, end of period	$(4,902)	$25	$(2)	$(4,879)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2026
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(4,944)	$24	$10	$(4,910)
Net investment gains (losses) arising during the period	(3,849)	—	—	(3,849)
Reclassification adjustment:
Included in net income (loss)	70	—	—	70
Excluded from net income (loss)	—	—	—	—
Other	—	—	(28)	(28)
Impact of net unrealized investment gains (losses)	—	9	792	801
Net unrealized investment gains (losses) excluding credit losses	(8,723)	33	774	(7,916)
Net unrealized investment gains (losses) with credit losses	(17)	—	2	(15)
Balance, end of period	$(8,740)	$33	$776	$(7,931)

	Nine Months Ended September 30, 2025
Balance, beginning of period	$(8,074)	$71	$464	$(7,539)
Net investment gains (losses) arising during the period	1,995	—	—	1,995
Reclassification adjustment:
Included in net income (loss)	1,180	—	—	1,180
Other	—	—	190	190
Impact of net unrealized investment gains (losses)	—	(46)	(657)	(703)
Net unrealized investment gains (losses) excluding credit losses	(4,899)	25	(3)	(4,877)
Net unrealized investment gains (losses) with credit losses	(3)	—	1	(2)
Balance, end of period	$(4,902)	$25	$(2)	$(4,879)

The following tables disclose the fair values and gross unrealized losses of the 5,958 issues as of September 30, 2026, and the 3,287 issues as of December 31, 2025, that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2026
Fixed Maturities:
Corporate	$23,852	$931	$18,402	$5,001	$42,254	$5,932
U.S. Treasury, government and agency	144	5	3,253	1,716	3,397	1,721
States and political subdivisions	62	2	192	84	254	86
Foreign governments	64	2	322	97	386	99
Residential mortgage-backed	7,548	271	593	126	8,141	397
Asset-backed	8,926	243	522	38	9,448	281
Commercial mortgage-backed	1,934	44	2,152	300	4,086	344
Total at September 30, 2026	$42,530	$1,498	$25,436	$7,362	$67,966	$8,860

December 31, 2025:
Fixed Maturities:
Corporate	$4,286	$68	$21,138	$3,942	$25,424	$4,010
U.S. Treasury, government and agency	29	—	3,621	1,304	3,650	1,304
States and political subdivisions	13	—	223	71	236	71
Foreign governments	19	—	364	77	383	77
Residential mortgage-backed	619	3	836	89	1,455	92
Asset-backed	2,114	12	580	30	2,694	42
Commercial mortgage-backed	263	2	2,562	248	2,825	250
Total at December 31, 2025	$7,343	$85	$29,324	$5,761	$36,667	$5,846

The Company maintains a diversified portfolio of AFS securities across industries and issuers and does not have exposure to any single issuer in excess of 0.5% of total fixed maturities. The largest exposure to a single issuer held as of September 30, 2026 and December 31, 2025, was $412 million and $402 million, respectively. The largest exposure to a single issuer held as of December 31, 2025 represented 27.4% of the consolidated equity of the Company, and the measure was not considered meaningful as of September 30, 2026 as a result of negative consolidated equity.
Corporate high-yield securities, consisting primarily of public high-yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC Designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of September 30, 2026 and December 31, 2025, respectively, approximately $1.9 billion and $1.8 billion, or 2.1% and 2.1%, of the $90.0 billion and $82.1 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $85 million and $70 million as of September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026 and December 31, 2025, respectively, the $7.4 billion and $5.8 billion of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to the allowance for credit losses for these securities was not warranted at either September 30, 2026 or December 31, 2025. As of September 30, 2026 and December 31, 2025, the Company neither intended to sell the securities nor was it more likely than not required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of September 30, 2026, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Securities Lending
The Company enters into securities lending agreements with an agent bank whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of September 30, 2026 and December 31, 2025, the estimated fair value of loaned securities was $1.0 billion and $1.4 billion. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as cash or security collateral, calculated daily. We do not have the right to sell or pledge the securities posted as collateral. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. As of September 30, 2026 and December 31, 2025, collateral received was in the amount of $1.0 billion and $1.4 billion, of which $316 million and $408 million, respectively, is cash collateral. A securities lending payable for the overnight and continuous loans is included in other liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as Net investment income and were not material for the nine months ended September 30, 2026 and 2025.
Mortgage Loans on Real Estate
Accrued interest receivable on commercial, agricultural and residential mortgage loans as of September 30, 2026 and December 31, 2025, was $152 million and $118 million, respectively. There was no accrued interest written off for commercial, agricultural and residential mortgage loans for the nine months ended September 30, 2026 and 2025.
There were no mortgage loans foreclosed during the nine months ended September 30, 2026.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial, agricultural and residential mortgage loans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$299	$293	$299	$259
Current-period provision for expected credit losses	50	(19)	84	15
Write-offs charged against the allowance	1	—	(33)	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	51	(19)	51	15
Balance, end of period	$350	$274	$350	$274

Agricultural mortgages:
Balance, beginning of period	$8	$5	$6	$15
Current-period provision for expected credit losses	—	1	2	(1)
Write-offs charged against the allowance	—	—	—	(8)
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	—	1	2	(9)
Balance, end of period	$8	$6	$8	$6

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Residential mortgages:
Balance, beginning of period	$15	$7	$8	$4
Current-period provision for expected credit losses	5	—	12	3
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	5	—	12	3
Balance, end of period	$20	$7	$20	$7

Total allowance for credit losses	$378	$287	$378	$287

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization; and
•changes in credit quality and economic assumptions.
Credit Quality Information
The Company’s commercial and agricultural mortgage loans segregated by risk rating exposure were as follows:
Loan to Value (“LTV”) Ratios (1) (3) (4)

	September 30, 2026
	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
0% - 50%	$72	$60	$210	$150	$312	$1,651	$—	$—	$2,455
50% - 70%	1,092	2,382	1,182	684	689	2,718	439	60	9,246
70% - 90%	296	642	178	230	1,235	1,400	160	—	4,141
90% plus	—	—	73	—	309	1,979	—	39	2,400
Total commercial	$1,460	$3,084	$1,643	$1,064	$2,545	$7,748	$599	$99	$18,242

Agricultural:
0% - 50%	$122	$172	$36	$97	$130	$1,237	$—	$—	$1,794
50% - 70%	108	109	145	30	123	381	—	—	896
70% - 90%	—	—	—	—	—	—	—	—	—
90% plus	—	—	—	—	—	9	—	—	9
Total agricultural	$230	$281	$181	$127	$253	$1,627	$—	$—	$2,699

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	September 30, 2026
	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Total commercial and agricultural mortgage loans:
0% - 50%	$194	$232	$246	$247	$442	$2,888	$—	$—	$4,249
50% - 70%	1,200	2,491	1,327	714	812	3,099	439	60	10,142
70% - 90%	296	642	178	230	1,235	1,400	160	—	4,141
90% plus	—	—	73	—	309	1,988	—	39	2,409
Total commercial and agricultural mortgage loans	$1,690	$3,365	$1,824	$1,191	$2,798	$9,375	$599	$99	$20,941

Debt Service Coverage (“DSC”) Ratios (2) (3) (4)

	September 30, 2026
	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
Greater than 2.0x	$16	$127	$290	$297	$659	$3,055	$160	$—	$4,604
1.8x to 2.0x	77	157	—	—	496	742	—	—	1,472
1.5x to 1.8x	86	699	297	306	565	1,847	26	—	3,826
1.2x to 1.5x	859	1,394	937	51	367	1,269	296	—	5,173
1.0x to 1.2x	350	707	119	364	183	506	—	99	2,328
Less than 1.0x	72	—	—	46	275	329	117	—	839
Total commercial	$1,460	$3,084	$1,643	$1,064	$2,545	$7,748	$599	$99	$18,242

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	September 30, 2026
	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Agricultural:
Greater than 2.0x	$45	$22	$8	$5	$35	$198	$—	$—	$313
1.8x to 2.0x	7	29	5	2	20	129	—	—	192
1.5x to 1.8x	30	44	46	8	34	304	—	—	466
1.2x to 1.5x	86	74	36	40	54	577	—	—	867
1.0x to 1.2x	48	88	69	42	87	374	—	—	708
Less than 1.0x	14	24	17	30	23	45	—	—	153
Total agricultural	$230	$281	$181	$127	$253	$1,627	$—	$—	$2,699

Total commercial and agricultural mortgage loans:
Greater than 2.0x	$61	$149	$298	$302	$694	$3,253	$160	$—	$4,917
1.8x to 2.0x	84	186	5	2	516	871	—	—	1,664
1.5x to 1.8x	116	743	343	314	599	2,151	26	—	4,292
1.2x to 1.5x	945	1,468	973	91	421	1,846	296	—	6,040
1.0x to 1.2x	398	795	188	406	270	880	—	99	3,036
Less than 1.0x	86	24	17	76	298	374	117	—	992
Total commercial and agricultural mortgage loans	$1,690	$3,365	$1,824	$1,191	$2,798	$9,375	$599	$99	$20,941
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
LTV Ratios (1) (3) (4)

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

DSC Ratios (2) (3) (4)

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
The amortized cost of residential mortgage loans by credit quality indicator and origination year was as follows:

	September 30, 2026
	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
	(in millions)
Performance indicators:
Performing	$1,782	$1,216	$482	$276	$157	$120	$4,033
Nonperforming	—	—	—	—	—	—	—
Total	$1,782	$1,216	$482	$276	$157	$120	$4,033

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	December 31, 2025
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
Performance indicators:
Performing	$711	$602	$340	$168	$121	$4	$1,946
Nonperforming	—	—	—	—	—	—	—
Total	$711	$602	$340	$168	$121	$4	$1,946

Past-Due and Nonaccrual Mortgage Loan Status
The aging analysis of past-due mortgage loans at amortized cost were as follows:
Age Analysis of Past Due Mortgage Loans at Amortized Cost

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
September 30, 2026:
Mortgage loans:
Commercial	$—	$—	$—	$—	$18,116	$18,116	$126	$18,242	$—	$—
Agricultural	15	2	48	65	2,624	2,689	10	2,699	—	—
Residential	—	—	8	8	4,025	4,033	—	4,033	—	—
Total	$15	$2	$56	$73	$24,765	$24,838	$136	$24,974	$—	$—

December 31, 2025:
Mortgage loans:
Commercial	$—	$—	$—	$—	$18,348	$18,348	$37	$18,385	$—	$—
Agricultural	13	—	24	37	2,602	2,639	11	2,650	9	—
Residential	5	1	4	10	1,936	1,946	—	1,946	—	—
Total	$18	$1	$28	$47	$22,886	$22,933	$48	$22,981	$9	$—
As of September 30, 2026 and December 31, 2025, the amortized cost of problem mortgage loans that had been classified as non-accrual loans were $10 million and $11 million, respectively.
Loan Modifications
During the three months ended September 30, 2026, the Company granted a modification on one commercial mortgage loan. This modification involved extending the maturity three years to September 2029. The coupon rate remains unchanged, and there has been no forgiveness of interest or principal. The loan has an amortized cost of $45 million and represents 0.2% of total commercial loans.

During the nine months ended September 30, 2026, the Company also granted modifications on three commercial mortgage loans. One modification involved extending the maturity two years to April 20, 2028, the ability to capitalize interest, and reinstatement of financial covenant testing. The second modification involved splitting a commercial mortgage loan into two notes. No principal forgiveness or interest rate reduction was granted. The third modification involved extending the maturity two years to January 2028 and a reduction in interest rate from SOFR + 4.6% to 2.0% fixed with the difference continuing to be due but waived if the loan is repaid in full. The loans have an amortized cost of $215 million and represent 1.2% of total commercial loans.

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
During 2025, the Company also granted a modification splitting an agricultural mortgage loan into three notes, which are currently delinquent. The loans have an amortized cost of $9 million, which is fully attributed to the first note, and represent 0.3% of total agricultural loans.
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
The above modifications are performing in accordance with their restructured terms, except for the three notes from the agricultural mortgage loan modification, which are currently delinquent.
Equity Securities
The breakdown of unrealized and realized gains and (losses) on equity securities was as follows:
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$9	$40	$3	$38
Net investment gains (losses) recognized on securities sold during the period	(1)	(24)	3	(22)
Unrealized and realized gains (losses) on equity securities	$8	$16	$6	$16
Trading Securities
As of September 30, 2026 and December 31, 2025, respectively, the fair value of the Company’s trading securities was $1.9 billion and $1.6 billion. As of September 30, 2026 and December 31, 2025, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $80 million and $73 million.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The breakdown of Net investment income (loss) from trading securities was as follows:
Net Investment Income (Loss) from Trading Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(69)	$49	$(56)	$82
Net investment gains (losses) recognized on securities sold during the period	—	1	2	7
Unrealized and realized gains (losses) on trading securities	(69)	50	(54)	89
Interest and dividend income from trading securities	21	18	63	52
Net investment income (loss) from trading securities	$(48)	$68	$9	$141
Fixed maturities, at fair value using the fair value option
The breakdown of Net investment income (loss) from fixed maturities, at fair value using the fair value option were as follows:
Net Investment Income (Loss) from Fixed Maturities, at Fair Value using the Fair Value Option

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(4)	$3	$1	$15
Net investment gains (losses) recognized on securities sold during the period	—	1	(15)	2
Unrealized and realized gains (losses) from fixed maturities	(4)	4	(14)	17
Interest and dividend income from fixed maturities	18	8	36	4
Net investment income (loss) from fixed maturities	$14	$12	$22	$21
Net Investment Income
The following table provides the components of Net investment income by investment type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Fixed maturities	$1,015	$922	$2,951	$2,796
Mortgage loans on real estate	345	270	964	786
Other equity investments	41	64	144	147
Policy loans	23	35	69	142
Trading securities	(48)	68	9	141
Other investment income	(2)	16	(2)	33
Mortgage loans at fair value	1	—	(1)	—
Fixed maturities, at fair value using the fair value option	14	12	22	21
Gross investment income (loss)	1,389	1,387	4,156	4,066
Investment expenses	(39)	(44)	(125)	(120)
Net investment income (loss)	$1,350	$1,343	$4,031	$3,946

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025 (1)	2026	2025 (1)
	(in millions)
Fixed maturities	$(27)	$(1,161)	$(70)	$(1,180)
Mortgage loans on real estate	(55)	(9)	(105)	(77)
Other	(2)	—	(3)	2
Investment gains (losses), net	$(84)	$(1,170)	$(178)	$(1,255)
______________
(1)Amount reflected for three and nine months ended September 30, 2025 includes $1.1 billion as a result of the assets transferred related to the reinsurance transaction with RGA.

For the three and nine months ended September 30, 2026 and 2025, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $0 million, $1 million, $0 million and $1 million.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
These cross currency swaps are for the period the foreign currency denominated private placement debt securities and funding agreements are outstanding, with the longest cross currency swap expiring in 2054. Since these cross currency swaps are designated and qualify as cash flow hedges, the corresponding interest accruals are recognized in Net investment income and in interest credited to policyholders’ account balances.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents the gross notional amount and fair value of the Company’s derivatives:

Derivative Instruments by Category

	September 30, 2026				December 31, 2025
		Fair Value				Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$3,512	$91	$135	$(44)	$3,286	$96	$142	$(46)
Interest swaps	952	—	318	(318)	952	—	330	(330)
Total: designated for hedge accounting	4,464	91	453	(362)	4,238	96	472	(376)
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	17,695	4	—	4	15,052	1	—	1
Swaps	17,605	342	218	124	18,290	61	47	14
Options	101,753	31,602	7,478	24,124	88,273	27,686	6,580	21,106
Forwards	—	101	—	101	—	34	—	34
Interest rate contracts:
Futures	10,139	—	—	—	8,802	—		—
Swaps	573	1	42	(41)	601	—	18	(18)
Options	50	6	—	6	50	5	—	5
Credit contracts:
Credit default swaps	440	2	10	(8)	397	1	11	(10)
Currency contracts:
Currency swaps	110	3	—	3	—	—	—	—
Currency forwards	117	25	23	2	90	15	16	(1)
Other freestanding contracts:
Margin	—	1,087	—	1,087	—	948	—	948
Collateral	—	140	24,478	(24,338)	—	144	20,776	(20,632)
Total: not designated for hedge accounting	148,482	33,313	32,249	1,064	131,555	28,895	27,448	1,447

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2)	—	—	26,287	(26,287)	—	—	21,819	(21,819)
Modco payable	—	7	—	7	—	(1)	—	(1)
Total embedded derivatives	—	7	26,287	(26,280)	—	(1)	21,819	(21,820)

Total derivative instruments	$152,946	$33,411	$58,989	$(25,578)	$135,793	$28,990	$49,739	$(20,749)
______________
(1)Reported in other invested assets in the consolidated balance sheets.
(2)Reported in policyholders’ account balances in the consolidated balance sheets.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss):
Derivative Instruments by Category

	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
	Net Derivative Gains (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivative Gains (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$(2)	$6	$(6)	$(19)	$(1)	$17	$(31)	$35
Interest swaps	—	1	—	37	—	(20)	—	48
Total: designated for hedge accounting	(2)	7	(6)	18	(1)	(3)	(31)	83
Derivatives: not designated for hedge accounting
Equity contracts:
Futures	(90)	—	—	—	316	—	—	—
Swaps	194	—	—	—	(1,397)	—	—	—
Options	1,545	—	—	—	6,692	—	—	—
Forwards	10	—	—	—	67	—	—	—
Interest rate contracts:
Futures	(70)	—	—	—	(35)	—	—	—
Swaps	(59)	—	—	—	(64)	—	—	—
Options	—	—	—	—	—	—	—	—
Credit contracts:
Credit default swaps	—	—	—	—	(2)	—	—	—
Currency contracts:
Currency swaps	(1)	—	—	—	2	—	—	—
Currency forwards	2	—	—	—	5	—	—	—
Other freestanding contracts:
Margin	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	1,531	—	—	—	5,584	—	—	—

Embedded derivatives:
SCS, SIO,MSO and IUL indexed features	(1,505)	—	—	—	(7,017)	—	—	—
Modco payable	(4)	—	—	—	(21)	—	—	—
Total embedded derivatives	(1,509)	—	—	—	(7,038)	—	—	—

Total derivative instruments	$20	$7	$(6)	$18	$(1,455)	$(3)	$(31)	$83
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
	Net Derivative Gains (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivative Gains (Losses) (1)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$—	$(4)	$(12)	$38	$—	$11	$94	$(150)
Interest swaps	—	(4)	—	(9)	—	(15)	—	(17)
Total: designated for hedge accounting	—	(8)	(12)	29	—	(4)	94	(167)
Derivatives: not designated for hedge accounting
Equity contracts:
Futures	236	—	—	—	508	—	—	—
Swaps	(1,027)	—	—	—	(1,526)	—	—	—
Options	3,386	—	—	—	4,976	—	—	—
Forwards	24	—	—	—	24	—	—	—
Interest rate contracts:
Futures	9	—	—	—	(112)	—	—	—
Swaps	4	—	—	—	3	—	—	—
Options	—	—	—	—	(2)	—	—	—
Credit contracts:
Credit default swaps	(1)	—	—	—	(4)	—	—	—
Currency contracts:
Currency swaps	12	—	—	—	(75)	—	—	—
Currency forwards	1	—	—	—	(5)	—	—	—
Total: not designated for hedge accounting	2,644	—	—	—	3,787	—	—	—

Embedded derivatives:
SCS, SIO,MSO and IUL indexed features	(3,750)	—	—	—	(5,468)	—	—	—
Modco payable	(11)	—	—	—	(11)	—	—	—
Total embedded derivatives	(3,761)	—	—	—	(5,479)	—	—	—

Total derivative instruments (1)	$(1,117)	$(8)	$(12)	$29	$(1,692)	$(4)	$94	$(167)
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).

.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents a roll-forward of cash flow hedges recognized in AOCI:
Roll-forward of Cash flow hedges in AOCI

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Balance, beginning of period	$(2)	$(116)	$(67)	$80
Amount recorded in AOCI
Currency swaps	(23)	28	8	(53)
Interest swaps	34	(17)	17	(45)
Total amount recorded in AOCI	11	11	25	(98)
Amount reclassified from (to) income to AOCI
Currency swaps (1)	4	10	27	(97)
Interest swaps (1)	3	8	31	28
Total amount reclassified from (to) income to AOCI	7	18	58	(69)
Balance, end of period (2)	$16	$(87)	$16	$(87)
______________
(1)    Currency swaps and Interest rate swap income is reported in Net investment income in the consolidated statements of income (loss).
(2)    The Company does not estimate the amount of the deferred losses in AOCI at September 30, 2026 and 2025, which will be released and reclassified into net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of September 30, 2026 and December 31, 2025, are exchange-traded and net settled daily in cash. As of September 30, 2026 and December 31, 2025, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $901 million and $810 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $175 million and $128 million, and (iii) currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, having initial margin requirements of $27 million and $26 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of September 30, 2026 and December 31, 2025, respectively, the Company held $24.5 billion and $20.8 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $140 million and $144 million as of September 30, 2026 and December 31, 2025, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
As of September 30, 2026 and December 31, 2025, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables present information about the Company’s offsetting of financial assets and liabilities and derivative instruments:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of September 30, 2026

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (3)	Net Amount
	(in millions)
Assets:
Derivative assets (1)	$33,403	$25,018	$8,385	$(7,290)	$1,095
Secured lending	316	—	316	—	316
Other financial assets	2,233	—	2,233	—	2,233
Other invested assets	$35,952	$25,018	$10,934	$(7,290)	$3,644

Liabilities:
Derivative liabilities (2)	$25,412	$25,018	$394	$—	$394
Secured lending	316	—	316	—	316
Other financial liabilities	7,173	—	7,173	—	7,173
Other liabilities	$32,901	$25,018	$7,883	$—	$7,883
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
Summarized financial information for the Company’s Closed Block is as follows:

	September 30, 2026	December 31, 2025
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$4,765	$4,970
Other liabilities	17	118
Total Closed Block liabilities	4,782	5,088

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $2,573 and $2,621) (allowance for credit losses of $0 and $0)	2,422	2,566
Mortgage loans on real estate (net of allowance for credit losses of $11 and $24)	1,512	1,426
Policy loans	480	500
Cash and other invested assets	(27)	257
Other assets	112	97
Total assets designated to the Closed Block	4,499	4,846

Excess of Closed Block liabilities over assets designated to the Closed Block	283	242
Amounts included in AOCI:
Net unrealized investment gains (losses), net of income tax: $32 and $12	(119)	(44)
Maximum future earnings to be recognized from Closed Block assets and liabilities	$164	$198

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Revenues:
Premiums and other income	$21	$23	$69	$73
Net investment income (loss)	55	49	152	149
Investment gains (losses), net	13	—	13	(1)
Total revenues	89	72	234	221

Benefits and Other Deductions:
Policyholders’ benefits and dividends	61	60	189	207
Other operating costs and expenses	1	—	1	1
Total benefits and other deductions	62	60	190	208
Net income (loss), before income taxes	27	12	44	13
Income tax (expense) benefit	(5)	(2)	(9)	(3)
Net income (loss)	$22	$10	$35	$10
6)    DAC AND OTHER DEFERRED ASSETS/LIABILITIES
The following table presents a reconciliation of DAC to the consolidated balance sheets:

	September 30, 2026	December 31, 2025
	(in millions)
Retirement
GMxB Core	$1,557	$1,587
EQUI-VEST Individual	149	153
Investment Edge	317	273
SCS	2,466	2,274
EQUI-VEST Group	800	789
Momentum	76	79
Corporate and Other
Term	256	288
Universal Life	162	167
Variable Universal Life	1,174	1,143
Indexed Universal Life	175	181
GMxB Legacy	442	472
Closed Block	92	98
Other	20	19
Total	$7,686	$7,523
Annually, or as circumstances warrant, the Company reviews the associated decrements assumptions (i.e., mortality and lapse) based on a multi-year average of companies experience with actuarial judgments to reflect other observable industry trends. In addition to DAC, the unearned revenue liability and sales inducement asset use similar techniques and quarterly update processes for balance amortization.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Changes in the DAC asset were as follows:

	Nine Months Ended September 30, 2026
	Retirement						Corporate and Other						Total
	GMxB Core	EI	IE	SCS	EG	Momentum	Term	UL	VUL	IUL	GMxB Legacy	CB
	(in millions)
Balance, beginning of period	$1,587	$153	$273	$2,274	$789	$79	$288	$167	$1,143	$181	$472	$98	$7,504
Capitalization	92	6	64	563	49	8	4	8	90	4	13	—	901
Amortization (1)	(122)	(10)	(20)	(304)	(38)	(11)	(26)	(9)	(53)	(9)	(43)	(6)	(651)
Recovery of acquisition costs (2)	—	—	—	(67)	—	—	(10)	(4)	(6)	(1)	—	—	(88)
Balance, end of period	$1,557	$149	$317	$2,466	$800	$76	$256	$162	$1,174	$175	$442	$92	$7,666
______________
(1)DAC amortization of $2 million related to Other not reflected in table above.
(2)Related to third party reinsurance transactions.

	Nine Months Ended September 30, 2025
	Retirement						Corporate and Other						Total
	GMxB Core	EI	IE	SCS	EG	Momentum	Term	UL	VUL	IUL	GMxB Legacy	CB
	(in millions)
Balance, beginning of period	$1,605	$154	$225	$1,938	$768	$83	$314	$170	$1,083	$186	$517	$107	$7,150
Capitalization	104	8	53	495	47	7	7	10	103	8	12	—	854
Amortization (1)	(117)	(9)	(17)	(245)	(34)	(11)	(27)	(9)	(51)	(9)	(47)	(7)	(583)
Recovery of acquisition costs (2)	—	—	—	—	—	—	—	(2)	(7)	(2)	—	—	(11)
Balance, end of period	$1,592	$153	$261	$2,188	$781	$79	$294	$169	$1,128	$183	$482	$100	$7,410
______________
(1)DAC amortization of $1 million related to Other not reflected in table above.
(2)Related to third party reinsurance transactions.
Changes in the Retirement and Corporate and Other sales inducement assets were as follows:

	Nine Months Ended September 30,
	2026		2025
	Retirement	Corporate and Other	Retirement	Corporate and Other
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(in millions)
Balance, beginning of period	$107	$141	$117	$160
Capitalization	1	—	2	—
Amortization	(9)	(13)	(9)	(15)
Balance, end of period	$99	$128	$110	$145

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Changes in the Corporate and Other unearned revenue liability were as follows:

	Nine Months Ended September 30,
	2026			2025
	UL	VUL	IUL	UL	VUL	IUL
	(in millions)
Balance, beginning of period	$112	$866	$254	$114	$840	$250
Capitalization	8	117	28	10	111	34
Amortization	(6)	(45)	(14)	(6)	(41)	(12)
Recovery of unearned revenue reserves (1)	(5)	(60)	(19)	(4)	(47)	(16)
Balance, end of period	$109	$878	$249	$114	$863	$256
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
Fair Value Measurements as of September 30, 2026

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments
Fixed maturities, AFS:
Corporate (1)	$—	$43,218	$3,156	$46,374
U.S. Treasury, government and agency	—	3,398	—	3,398
States and political subdivisions	—	273	—	273
Foreign governments	—	409	—	409
Residential mortgage-backed (2)	—	8,754	—	8,754
Asset-backed (3)	—	13,911	3,053	16,964
Commercial mortgage-backed	—	4,929	59	4,988
Redeemable preferred stock	—	56	—	56
Total fixed maturities, AFS	—	74,948	6,268	81,216
Fixed maturities, at fair value using the fair value option	—	3,007	326	3,333
Mortgage loans, at fair value using the fair value option	—	—	71	71
Other equity investments (4)	228	171	32	431
Trading securities	361	1,120	430	1,911
Other invested assets:
Short-term investments	—	130	—	130
Assets of consolidated VIEs/VOEs	77	413	1	491
Swaps	—	(276)	—	(276)
Credit default swaps	—	(8)	—	(8)
Futures	4	—	—	4
Options	—	24,130	—	24,130
Forwards	—	103	—	103
Total other invested assets	81	24,492	1	24,574
Cash equivalents	6,099	149	—	6,248
Segregated securities	—	379	—	379
Purchased market risk benefits	—	—	4,190	4,190
Assets for market risk benefits	—	—	1,303	1,303
Modco payable (5)	—	—	7	7
Separate Accounts assets (6)	135,806	2,843	—	138,649
Total Assets	$142,575	$107,109	$12,628	$262,312

Liabilities:
Notes issued by consolidated VIEs, at fair value using the fair value option (7)	$—	$3,156	$311	$3,467
SCS, SIO, MSO and IUL indexed features’ liability	—	26,287	—	26,287
Liabilities of consolidated VIEs and VOEs	1	23	—	24
Liabilities for market risk benefits	—	—	7,705	7,705
Contingent payment arrangements	—	—	9	9
Total Liabilities	$1	$29,466	$8,025	$37,492
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
(4)Includes short position equity securities of $32 million that are reported in other liabilities.
(5)Represents ceded reserves on NI modco (see Note 1 of the Notes to these Consolidated Financial Statements). Reflected in Amounts due from reinsurers.
(6)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of September 30, 2026, the fair value of such investments was $268 million.
(7)Accrued interest payable of $18 million is reported in Notes issued by consolidated VIEs, at fair value using the fair value option in the consolidated balance sheets, which is not required to be measured at fair value on a recurring basis.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
After giving consideration to collateral arrangements, the Company reduced the fair value of its purchased MRB asset by $12 million and $42 million as of September 30, 2026 and December 31, 2025, respectively, to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the nine months ended September 30, 2026, fixed maturities with fair values of $589 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair values of $736 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately (732.0)% of total equity as of September 30, 2026.
During the nine months ended September 30, 2025, fixed maturities with fair values of $614 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair values of $63 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 42.2% of total equity as of September 30, 2025.
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses). Not included below are the changes in balances related to MRBs and purchased MRBs Level 3 assets and liabilities, which are included in Note 9 of the Notes to these Consolidated Financial Statements.

	Three Months Ended September 30, 2026
	Corporate	Asset-backed	RMBS	CMBS	Fixed maturities, at FVO	Mortgage Loans, at FVO
	(in millions)
Balance, beginning of period	$2,967	$2,747	$22	$60	$203	$71
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—	—	(39)	—
Investment gains (losses), net	(3)	(6)	—	—	—	—
Subtotal	(1)	(6)	—	—	(39)	—
Other comprehensive income (loss)	(52)	(82)	—	(1)	—	—
Purchases	411	605	—	—	95	—
Debt issuances	—	—	—	—	—	—
Sales	(147)	(166)	—	—	(24)	—
Settlements	—	—	—	—	—	—
Change in fair value of Modco payable	—	—	—	—	—	—
Other	—	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	—
Transfers into Level 3 (1)	—	(45)	—	—	(48)	—
Transfers out of Level 3 (1)	(22)	—	(22)	—	139	—
Balance, end of period	$3,156	$3,053	$—	$59	$326	$71

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2026
	Corporate	Asset-backed	RMBS	CMBS	Fixed maturities, at FVO	Mortgage Loans, at FVO
	(in millions)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$(1)	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(48)	$(82)	$—	$(1)	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values. Negative transfers into Level 3 and positive transfers out of Level 3 represent transfers in prior quarters that were sold in the current quarter.
(2)For instruments held as of September 30, 2026, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Three Months Ended September 30, 2026
	Other Equity Investments (3)	Trading Securities, at Fair Value	Modco Payable	Notes issued by consolidated VIEs	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$19	$393	$3	$(321)	$(9)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	(1)	(2)	—	—	—
Investment gains (losses), net	11	—	—	—	—
Subtotal	10	(2)	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases	6	40	—	—	—
Debt issuances	—	—	—	(7)	—
Sales	(2)	(3)	—	—	—
Settlements	—	—	—	17	—
Change in fair value of Modco payable	—	—	4	—	—
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	—	1	—	—	—
Transfers out of Level 3 (1)	—	1	—	—	—
Balance, end of period	$33	$430	$7	$(311)	$(9)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$11	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values. Negative transfers into Level 3 and positive transfers out of Level 3 represent transfers in prior quarters that were sold in the current quarter.
(2)For instruments held as of September 30, 2026, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2025
	Corporate	Asset-backed	RMBS	CMBS
	(in millions)
Balance, beginning of period	$2,009	$936	$31	$19
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	(1)	—	—
Investment gains (losses), net	2	—	—	—
Subtotal	3	(1)	—	—
Other comprehensive income (loss)	3	6	(1)	—
Purchases	514	400	41	17
Sales	(336)	(35)	—	—
Settlements	—	—	3	—
Change in fair value of modco payable	—	—	—	—
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	11	—	—	(4)
Transfers out of Level 3 (1)	87	(55)	(19)	—
Balance, end of period	$2,291	$1,251	$55	$32
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(1)	$7	$(1)	$—
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2026
	Corporate	Asset-backed	RMBS	CMBS	Fixed maturities, at FVO	Mortgage Loans, at FVO
	(in millions)
Balance, beginning of period	$2,496	$1,545	$—	$38	$459	$50
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	6	—	—	—	(25)	—
Investment gains (losses), net	(23)	(10)	—	—	(1)	(4)
Subtotal	(17)	(10)	—	—	(26)	(4)
Other comprehensive income (loss)	(73)	(104)	—	(2)	—	—
Purchases	2,076	1,632	22	23	131	25
Debt issuances	—	—	—	—	—	—
Sales	(1,225)	(521)	—	—	(40)	—
Settlements	—	—	—	—	—	—
Change in fair value of modco payable	—	—	—	—	—	—
Other	—	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	—
Transfers into Level 3 (1)	33	677	—	—	23	—
Transfers out of Level 3 (1)	(134)	(166)	(22)	—	(221)	—
Balance, end of period	$3,156	$3,053	$—	$59	$326	$71
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$13	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(83)	$(104)	$—	$(2)	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2026, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2026
	Other Equity Investments (1)	Trading Securities, at Fair Value	Short-term investments	Modco Payable	Notes issued by consolidated VIEs	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$18	$286	$68	$(1)	$(254)	$(9)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	—	(4)	—	—	—	—
Investment gains (losses), net	11	3	—	—	—	—
Subtotal	11	(1)	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases	17	160	—	—	—	—
Debt issuances	—	—	—	—	(79)	—
Sales	(13)	(18)	—	—	—	—
Settlements	—	—	—	—	22	—
Change in fair value of modco payable	—	—	—	8	—	—
Other	—	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—	—
Transfers into Level 3 (2)	—	3	—	—	—	—
Transfers out of Level 3 (2)	—	—	(68)	—	—	—
Balance, end of period	$33	$430	$—	$7	$(311)	$(9)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (3)	$11	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (3)	$—	$—	$—	$—	$—	$—
______________
(1)Other Equity Investments include other invested assets.
(2)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(3)For instruments held as of September 30, 2026, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2025
	Corporate (3)	Asset-backed	RMBS	CMBS	Fixed maturities, at FVO
	(in millions)
Balance, beginning of period	$2,419	$285	$—	$8	$275
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	4	(1)	—	—	3
Investment gains (losses), net	(1)	—	—	—	(4)
Subtotal	3	(1)	—	—	(1)
Other comprehensive income (loss)	30	12	—	1	—
Purchases	938	1,184	55	28	251
Debt issuances	—	—	—	—	—
Sales	(726)	(168)	—	(5)	(68)
Settlements	—	—	—	—	—
Change in fair value of modco payable	—	—	—	—	—
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (1)	13	—	—	—	46
Transfers out of Level 3 (1)	(386)	(61)	—	—	(125)
Balance, end of period	$2,291	$1,251	$55	$32	$378
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$2
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$21	$10	$1	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2025, amounts are included in Net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Nine Months Ended September 30, 2025
	Other Equity Investments (1)	Trading Securities, at Fair Value	Notes issued by consolidated VIEs	Contingent Payment Arrangement
	(in millions)
Balance, beginning of period	$55	$80	$(172)	$(9)
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—	—
Investment gains (losses), net	—	—	—	—
Subtotal	2	—	—	—
Other comprehensive income (loss)	—	—	—	—
Purchases	17	119	—	—
Debt issuances	—	—	(60)	—
Sales	(19)	—	—	—
Settlements	—	—	20	—
Change in fair value of modco payable	—	—	—	—

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2025
	Other Equity Investments (1)	Trading Securities, at Fair Value	Notes issued by consolidated VIEs	Contingent Payment Arrangement
	(in millions)
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	31	—	—	—
Transfers into Level 3 (2)	4	—	—	—
Transfers out of Level 3 (2)	(42)	—	—	—
Balance, end of period	$48	$199	$(212)	$(9)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (3)	$2	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (3)	$—	$—	$—	$—
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
Quantitative Information about Level 3 Fair Value Measurements as of September 30, 2026

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$1,437	Market comparable companies	EBITDA multiples Discount rate Cashflow multiples Loan to value Benchmark analysis	0.7x - 26.5x 0.0% - 27.5% 0.6x - 14.8x 2.8% - 41.6% 0.0% - —%	12.6x 3.9% 5.3x 13.5% 0.0%
Other equity investments	4	Discounted Cash Flow	Earnings multiple	4.4x - 8.2x	4.4x
Trading securities, at fair value (5)	82	Discounted cash flow	Earnings multiple Discount factor Discount years	10.9x 10.0% 7
Trading securities, at fair value (5)	285	Market comparable companies	EBITDA multiples Cashflow multiples	0.7x - 26.5x 3.5x - 11.5x	14.4x 6.7x
Mortgage loans, at fair value using the fair value option	71	Matrix Pricing Model	Spread over Benchmark (bps)	150 - 185	162
Purchased MRB asset (1) (2) (4)	4,190	Discounted cash flow	Lapse rates Withdrawal rates GMIB Utilization rates Non-performance risk (bps) Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.04% - 13.83% 0.09% - 6.19% 0.00% - 64.77% -2 - 80 13% - 32% 0.01% - 0.16% 0.06% - 0.49% 0.38% - 40.00%	2.74% 0.56% 6.41% 3 23.6% 3.74% (same for all ages) (same for all ages)
Liabilities:
AB Contingent consideration payable	$9	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 8.0% 1.9% - 1.9%	4.9% 1.9%
Direct MRB (1) (2) (3) (4)	6,402	Discounted cash flow	Non-performance risk (bps) Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	106 0.04% - 35.97% 0.00% - 8.00% 0.00% - 100.00% 0.01% - 0.16% 0.06% - 0.49% 0.38% - 40.00%	106 4.68% 0.46% 4.92% 3.22% (same for all ages) (same for all ages)
______________
(1)Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivatives.
(2)Lapses and pro rata withdrawal rates were developed as a function of the policy account value. Dollar-for-dollar withdrawal rates were developed as a function of the dollar-for-dollar threshold, the dollar-for-dollar limit. Utilization rates were developed as a function of the benefit base.
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $7.7 billion of MRB liabilities and $1.3 billion of MRB assets.
(4)Includes Legacy and Core products.
(5)Certain newly acquired Level 3 Trading securities are not presented as cost basis approximates fair value as of September 30, 2026.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2025

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$1,189	Market comparable companies	EBITDA multiples Discount rate Cashflow multiples Loan to value	4.8x - 34.0x 7.3% - 21.3% 0.6x - 29.5x 2.1% - 80.0%	13.8x 3.4% 15.0x 10.3%
Other equity investments	3	Discounted Cash Flow	Earnings Multiple	6.9x - 9.4x	6.9x
Trading securities, at fair value (5)	83	Discounted cash flow	Earnings multiple Discounts factor Discount years	10.9x 10.0% 7
Trading securities, at fair value (5)	139	Market comparable companies	EBITDA multiples Cashflow multiples	6.8x - 34.0x 4.0x - 29.5x	15.1x 7.6x
Mortgage loans, at fair value using the fair value option	50	Discounted cash flow	Discount rate Loan to value	5.1% - 5.7% 64.0% - 64.5%
Purchased MRB asset (1) (2) (4)	5,260	Discounted cash flow	Lapse rates Withdrawal rates GMIB Utilization rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.04% - 13.67% 0.12% - 6.51% 0.04% - 63.69% 3 bps - 85 bps 13% - 29% 0.01% - 0.17% 0.06% - 0.51% 0.31% - 40.40%	2.34% 0.68% 6.87% 7 bps 23% 3.41% (same for all ages) (same for all ages)
Liabilities:
AB Contingent consideration payable	$9	Discounted cash flow	Expected revenue growth rates Discount rate	2.0% - 13.3% 1.9% - 1.9%	6.8% 1.9%
Direct MRB (1) (2) (3) (4)	9,401	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	77 bps 0.04% - 38.09% 0.00% - 8.00% 0.04% - 100.00% 0.01% - 0.17% 0.06% - 0.51% 0.31% - 40.40%	77 bps 4.09% 0.83% 5.29% 2.95% (same for all ages) (same for all ages)
______________
(1)Mortality rates vary by age and demographic characteristic such as gender and benefits elected with the policy. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivatives.
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
Excluded from the tables above as of September 30, 2026 and December 31, 2025, respectively, are approximately $5.3 billion and $3.5 billion of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of September 30, 2026 and December 31, 2025, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of September 30, 2026 and December 31, 2025, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
Other Equity Investments
Included in other equity investments classified as Level 3 are venture capital securities in the Technology, Media and Telecommunications industries. The fair value measurements of these securities include significant unobservable inputs, including an enterprise value to revenue multiple and a discount rate to account for liquidity and various risk factors. Significant increases (decreases) in the enterprise value to revenue multiple inputs in isolation would have resulted in a significantly higher (lower) fair value measurement. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement.
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
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
September 30, 2026:
Mortgage loans on real estate	$24,596	$—	$—	$23,375	$23,375
Policy loans	$1,845	$—	$—	$1,866	$1,866
Policyholders’ liabilities: Investment contracts	$3,378	$—	$—	$3,308	$3,308
Modco payable (1)	$359	$—	$—	$359	$359
Funding agreements (2)	$20,326	$—	$19,841	$—	$19,841
Short-term debt	$—	$—	$—	$—	$—
Long-term debt	$3,841	$—	$3,577	$—	$3,577
Separate Accounts liabilities	$13,458	$—	$—	$13,458	$13,458

December 31, 2025:
Mortgage loans on real estate	$22,668	$—	$—	$21,907	$21,907
Policy loans	$1,862	$—	$—	$1,958	$1,958
Policyholders’ liabilities: Investment contracts	$2,808	$—	$—	$2,777	$2,777
Modco payable (1)	$323	$—	$—	$323	$323
Funding agreements	$17,996	$—	$17,916	$—	$17,916
Short-term debt	$25	$—	$25	$—	$25
Long-term debt	$3,835	$—	$3,814	$—	$3,814
Separate Accounts liabilities	$12,365	$—	$—	$12,365	$12,365
______________
(1)Modco payable is reported in Amounts due from reinsurers in the consolidated balance sheets.
(2)Excludes accrued interest of $168 million as of September 30, 2026.
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
8)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS
The following table reconciles the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheets:

	September 30, 2026	December 31, 2025
	(in millions)
Reconciliation
Term	$1,138	$1,241
Payout	5,160	5,243
Group Pension - Benefit Reserve & DPL	380	432
Health	1,180	1,316
UL	1,369	1,328
Subtotal	9,227	9,560
Whole Life Closed Block and Open Block products	4,782	4,980
Other (1)	927	936
Future policyholder benefits total	14,936	15,476
Other policyholder funds and dividends payable	2,013	2,184
Total	$16,949	$17,660
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table summarizes balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts:

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	Retirement	Corporate & Other			Retirement	Corporate & Other
	Payout	Term	Group Pension	Health	Payout	Term	Group Pension	Health
	(in millions)
Present Value of Expected Net Premiums
Balance, beginning of period	$—	$1,818	$—	$(23)	$—	$1,932	$—	$(25)
Beginning balance at original discount rate	—	1,802	—	(24)	—	1,959	—	(26)
Effect of changes in cash flow assumptions	—	—	—	16	—	(30)	—	—
Effect of actual variances from expected experience	—	(75)	—	(1)	—	(68)	—	(2)
Adjusted beginning of period balance	—	1,727	—	(9)	—	1,861	—	(28)
Issuances	—	22	—	—	—	28	—	—
Interest accrual	—	64	—	—	—	69	—	(1)
Net premiums collected	—	(120)	—	2	—	(131)	—	4
Ending Balance at original discount rate	—	1,693	—	(7)	—	1,827	—	(25)
Effect of changes in discount rate assumptions	—	(119)	—	1	—	28	—	1
Balance, end of period	$—	$1,574	$—	$(6)	$—	$1,855	$—	$(24)

Present Value of Expected Future Policy Benefits
Balance, beginning of period	$5,243	$3,058	$432	$1,293	$5,050	$3,216	$460	$1,337
Beginning balance of original discount rate	5,402	2,991	472	1,458	5,390	3,215	514	1,555
Effect of changes in cash flow assumptions (1)	(15)	15	—	33	(459)	(46)	—	—
Effect of actual variances from expected experience	(3)	(113)	—	(4)	(3)	(88)	1	(4)
Adjusted beginning of period balance	5,384	2,893	472	1,487	4,928	3,081	515	1,551
Issuances	529	24	—	—	579	30	—	—
Interest accrual	156	109	12	36	146	117	13	38
Benefits payments	(429)	(168)	(43)	(106)	(376)	(196)	(46)	(111)
Ending Balance at original discount rate	5,640	2,858	441	1,417	5,277	3,032	482	1,478
Effect of changes in discount rate assumptions	(480)	(147)	(61)	(243)	(158)	85	(40)	(166)
Balance, end of period	$5,160	$2,711	$380	$1,174	$5,119	$3,117	$442	$1,312
Impact of flooring LFPB at zero	—	1	—	—	—	1	—	—
Net liability for future policy benefits	5,160	1,138	380	1,180	5,119	1,263	442	1,336
Less: Reinsurance recoverable	(1,246)	(848)	—	(903)	(1,113)	(943)	—	(1,042)
Net liability for future policy benefits, after reinsurance recoverable	$3,914	$290	$380	$277	$4,006	$320	$442	$294

Weighted-average duration of liability for future policyholder benefits (years)	7.3	6.7	6.7	8.0	7.5	6.8	6.8	8.2
______________
(1)Includes the net income impact due to novation as described in Note 1 of the Notes to these Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts:

	September 30, 2026	December 31, 2025
	(in millions)
Term
Expected future benefit payments and expenses (undiscounted)	$4,979	$5,214
Expected future gross premiums (undiscounted)	5,951	6,250
Expected future benefit payments and expenses (discounted; AOCI basis)	2,711	3,058
Expected future gross premiums (discounted; AOCI basis)	3,000	3,424

Payout
Expected future benefit payments and expenses (undiscounted)	8,023	7,683
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	5,037	5,127
Expected future gross premiums (discounted; AOCI basis)	—	—

Group Pension
Expected future benefit payments and expenses (undiscounted)	538	578
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted; AOCI basis)	362	412
Expected future gross premiums (discounted; AOCI basis)	—	—

Health
Expected future benefit payments and expenses (undiscounted)	1,922	1,987
Expected future gross premiums (undiscounted)	55	60
Expected future benefit payments and expenses (discounted; AOCI basis)	1,168	1,280
Expected future gross premiums (discounted; AOCI basis)	$42	$48

The table below summarizes the revenue and interest related to nonparticipating traditional and limited payment contracts:

	Nine Months Ended September 30,
	2026	2025	2026	2025
	Gross Premium		Interest Accretion
	(in millions)
Revenue and Interest Accretion
Term	$222	$238	$45	$48
Payout	132	164	167	158
Group Pension	—	—	12	13
Health	6	8	37	39
Total	$360	$410	$261	$258

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table provides the weighted average interest rates for the liability for future policy benefits:

	September 30, 2026	December 31, 2025
Weighted Average Interest Rate
Term
Interest accretion rate	5.5%	5.6%
Current discount rate	5.9%	4.9%
Payout
Interest accretion rate	4.7%	4.5%
Current discount rate	6.0%	5.0%
Group Pension
Interest accretion rate	3.3%	3.4%
Current discount rate	5.9%	4.8%
Health
Interest accretion rate	3.4%	3.4%
Current discount rate	6.1%	5.0%
The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities:

	Nine Months Ended September 30,
	2026	2025
	Corporate and Other
	UL
	(in millions)
Balance, beginning of period	$1,328	$1,246
Beginning balance before AOCI adjustments	1,347	1,302
Effect of changes in interest rate & cash flow assumptions and model changes	7	5
Effect of actual variances from expected experience	17	62
Adjusted beginning of period balance	1,371	1,369
Interest accrual	46	44
Net assessments collected	46	(9)
Benefit payments	(69)	(78)
Ending balance before shadow reserve adjustments	1,394	1,326
Effect of reserve adjustment recorded in AOCI	(25)	(17)
Balance, end of period	$1,369	$1,309

Net liability for additional liability	$1,369	$1,309
Less: Reinsurance recoverable	(1,131)	(1,089)
Net liability for additional liability, after reinsurance recoverable	$238	$220

Weighted-average duration of additional liability - death benefit (years)	17.8	18.6

The following tables provide the revenue, interest and weighted average interest rates, related to the additional insurance liabilities:

	Nine Months Ended September 30,
	2026	2025	2026	2025
	Assessments		Interest Accretion
	(in millions)
Revenue and Interest Accretion
UL	$433	$227	$46	$44
Total	$433	$227	$46	$44

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	September 30, 2026	December 31, 2025

Weighted Average Interest Rate
UL	4.5%	4.5%
Interest accretion rate	4.5%	4.5%
The discount rate used for additional insurance liabilities reserve is based on the crediting rate at issue.
9)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for MRBs for the GMxB benefits on deferred variable annuities:

	Three Months Ended September 30,
	2026				2025
	Retirement	Corporate and Other			Retirement	Corporate and Other
	GMxB Core	GMxB Legacy	Legacy Purchased MRB	Net Legacy	GMxB Core	GMxB Legacy	Legacy Purchased MRB	Net Legacy
	(in millions)
Balance, beginning of period	$603	$7,356	$(4,710)	$2,646	$653	$8,812	$(5,541)	$3,271
Balance BOP before changes in the instrument specific credit risk	322	6,935	(4,705)	2,230	385	8,486	(5,531)	2,955
Model changes and effect of changes in cash flow assumptions	(63)	93	(63)	30	45	59	(57)	2
Actual market movement effect	95	192	(67)	125	(200)	(528)	235	(293)
Interest accrual	15	72	(48)	24	14	84	(52)	32
Attributed fees accrued (1)	101	151	(41)	110	101	161	(43)	118
Benefit payments	(12)	(235)	114	(121)	(10)	(255)	120	(135)
Actual policyholder behavior different from expected behavior	6	11	(11)	—	3	8	(6)	2
Changes in future economic assumptions	(328)	(1,112)	643	(469)	9	138	(82)	56
Issuances	(2)	—	—	—	—	—	—	—
Balance EOP before changes in the instrument specific credit risk	134	6,107	(4,178)	1,929	347	8,153	(5,416)	2,737
Changes in the instrument-specific credit risk (2)	181	223	(11)	212	401	678	3	681
Balance, end of period	$315	$6,330	$(4,189)	$2,141	$748	$8,831	$(5,413)	$3,418

Weighted-average age of policyholders (years)	67.0	74.7	74.1	N/A	66.1	74.1	73.6	N/A
Net amount at risk	$3,046	$13,825	$6,202	N/A	$2,806	$15,028	$6,756	N/A
______________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Changes are recorded in OCI except for reinsurer credit which is reflected in the consolidated income statement.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30,
	2026				2025
	Retirement	Corporate and Other			Retirement	Corporate and Other
	GMxB Core	GMxB Legacy	Legacy Purchased MRB (3)	Net Legacy	GMxB Core	GMxB Legacy	Legacy Purchased MRB (3)	Net Legacy
	(in millions)
Balance, beginning of period	$804	$8,633	$(5,258)	$3,375	$496	$10,508	$(7,372)	$3,136
Balance BOP before changes in the instrument specific credit risk	394	7,925	(5,263)	2,662	163	9,735	(7,368)	2,367
Model changes and effect of changes in cash flow assumptions (4)	(47)	56	(8)	48	38	(1,277)	1,803	526
Actual market movement effect	(148)	(523)	238	(285)	(302)	(799)	383	(416)
Interest accrual	45	213	(137)	76	39	286	(174)	112
Attributed fees accrued (1)	308	450	(130)	320	304	487	(142)	345
Benefit payments	(36)	(762)	352	(410)	(33)	(820)	377	(443)
Actual policyholder behavior different from expected behavior	17	52	(32)	20	23	50	(20)	30
Changes in future economic assumptions	(399)	(1,304)	802	(502)	114	491	(275)	216
Issuances	—	—	—	—	1	—	—	—
Balance EOP before changes in the instrument specific credit risk	134	6,107	(4,178)	1,929	347	8,153	(5,416)	2,737
Changes in the instrument-specific credit risk (2)	181	223	(11)	212	401	678	3	681
Balance, end of period	$315	$6,330	$(4,189)	$2,141	$748	$8,831	$(5,413)	$3,418

Weighted-average age of policyholders (years)	67.0	74.7	74.1	N/A	66.1	74.1	73.6	N/A
Net amount at risk	$3,046	$13,825	$6,202	N/A	$2,806	$15,028	$6,756	N/A
_____________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Changes are recorded in OCI except for reinsurer credit which is reflected in the consolidated income statement.
(3)Purchased MRB is the impact of non-affiliated reinsurance.
(4)Includes the net income impact of the novation, as described in Note 1 of the Notes to these Consolidated Financial Statements, in the first quarter of 2025.
The following table reconciles MRBs by the amounts in an asset position and amounts in a liability position to the MRB amounts in the consolidated balance sheets:

	September 30, 2026					December 31, 2025
	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total
	(in millions)
Retirement
GMxB Core	$(687)	$1,002	$315	$—	$315	$(436)	$1,240	$804	$—	$804
Corporate and Other
GMxB Legacy	(315)	6,645	6,330	(4,189)	2,141	(190)	8,823	8,633	(5,258)	3,375
Other (1)	(301)	58	(243)	(1)	(244)	(126)	90	(36)	(2)	(38)
Total	$(1,303)	$7,705	$6,402	$(4,190)	$2,212	$(752)	$10,153	$9,401	$(5,260)	$4,141
______________
(1)Other primarily includes SCS.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
10)     POLICYHOLDER ACCOUNT BALANCES
The following table reconciles the policyholders’ account balances to the policyholders’ account balance liability in the consolidated balance sheets:

	September 30, 2026	December 31, 2025
	(in millions)
Policyholders’ account balance reconciliation
Retirement
SCS	$93,364	$80,752
EQUI-VEST Individual	1,696	1,819
EQUI-VEST Group	10,861	10,968
Momentum	419	489
GMxB Core	(62)	(52)
Corporate and Other
Universal Life	4,839	4,924
Variable Universal Life	5,309	5,165
GMxB Legacy	198	222
Other (1)	13,365	11,150
Balance (exclusive of Funding Agreements)	129,989	115,437
Funding Agreements	20,494	17,996
Balance, end of period	$150,483	$133,433
_____________
(1)Primarily reflects products Retirement Payout, Retirement Other, Indexed Universal Life, Investment Edge, Group Pension and Closed Block.
The following table summarizes the balances and changes in policyholders’ account balances:

	Nine Months Ended September 30, 2026
	Retirement					Corporate and Other
	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum	Universal Life	Variable Universal Life	GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$(52)	$80,752	$1,819	$10,968	$489	$4,924	$5,165	$222
Premiums received	78	701	23	454	30	408	72	4
Policy charges	5	(82)	—	(4)	—	(470)	(207)	10
Surrenders and withdrawals	(21)	(5,130)	(157)	(1,001)	(90)	(63)	(66)	(41)
Benefit payments	(1)	(359)	(43)	(52)	(2)	(118)	(25)	(13)
Net transfers from (to) Separate Account	(74)	9,466	15	245	(16)	—	213	7
Interest credited (2)	3	8,016	39	251	8	158	157	8
Other (4)	—	—	—	—	—	—	—	1
Balance, end of period	$(62)	$93,364	$1,696	$10,861	$419	$4,839	$5,309	$198

Weighted-average crediting rate	1.89%	N/A	2.95%	2.64%	2.30%	3.85%	3.67%	2.78%
Net amount at risk (3)	$3,046	$13	$95	$8	$—	$29,665	$117,217	$13,825
Cash surrender value	$167	$87,954	$1,691	$10,810	$419	$3,244	$3,227	$390
______________
(1)SCS sales are recorded as a Separate Account liability until they are swept into the General Account. This sweep is recorded as Net Transfers from (to) Separate Account.
(2)SCS and EQUI-VEST Group include amounts related to the change in embedded derivatives.

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
(2)SCS and EQUI-VEST Group include amounts related to the change in embedded derivatives.
(3)For life insurance products, the net amount at risk is the death benefit less account value for the policyholder. For variable annuity products, the net amount at risk is the maximum GMxB NAR for the policyholder.
The following table presents the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

September 30, 2026
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Retirement
GMxB Core	0.00% - 1.50%	$—	$9	$124	$—	$133
	1.51% - 2.50%	33	—	—	—	33
	Greater than 2.50%	5	—	—	—	5
	Total	$38	$9	$124	$—	$171

EQUI-VEST Individual	0.00% - 1.50%	$—	$—	$209	$—	$209
	1.51% - 2.50%	10	16	—	—	26
	Greater than 2.50%	1,461	—	—	—	1,461
	Total	$1,471	$16	$209	$—	$1,696

EQUI-VEST Group	0.00% - 1.50%	$74	$595	$2,528	$101	$3,298
	1.51% - 2.50%	336	—	—	—	336
	Greater than 2.50%	5,623	—	—	—	5,623
	Total	$6,033	$595	$2,528	$101	$9,257

Momentum	0.00% - 1.50%	$—	$9	$236	$45	$290
	1.51% - 2.50%	76	—	—	—	76
	Greater than 2.50%	47	—	4	—	51
	Total	$123	$9	$240	$45	$417

Corporate and Other
Universal Life	0.00% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	—	79	280	669	1,028
	Greater than 2.50%	3,049	730	—	—	3,779
	Total	$3,049	$809	$280	$675	$4,813

Variable Universal Life	0.00% - 1.50%	$20	$—	$152	$81	$253
	1.51% - 2.50%	47	148	527	—	722
	Greater than 2.50%	3,751	3	—	—	3,754
	Total	$3,818	$151	$679	$81	$4,729

GMxB Legacy	0.00% - 1.50%	$—	$54	$2	$—	$56
	1.51% - 2.50%	14	—	—	—	14
	Greater than 2.50%	321	—	—	—	321
	Total	$335	$54	$2	$—	$391

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

December 31, 2025
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Retirement
GMxB Core	0.00% - 1.50%	$—	$10	$138	$—	$148
	1.51% - 2.50%	11	—	—	—	11
	Greater than 2.50%	27	—	—	—	27
	Total	$38	$10	$138	$—	$186

EQUI-VEST Individual	0.00% - 1.50%	$—	$27	$154	$—	$181
	1.51% - 2.50%	11	61	—	—	72
	Greater than 2.50%	1,565	—	—	—	1,565
	Total	$1,576	$88	$154	$—	$1,818

EQUI-VEST Group	0.00% - 1.50%	$1	$927	$2,247	$194	$3,369
	1.51% - 2.50%	339	—	—	—	339
	Greater than 2.50%	5,762	—	—	—	5,762
	Total	$6,102	$927	$2,247	$194	$9,470

Momentum	0.00% - 1.50%	$—	$12	$283	$47	$342
	1.51% - 2.50%	90	—	—	—	90
	Greater than 2.50%	52	—	5	—	57
	Total	$142	$12	$288	$47	$489

Corporate and Other
Universal Life	0.00% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	—	83	279	664	1,026
	Greater than 2.50%	3,175	689	—	—	3,864
	Total	$3,175	$772	$279	$670	$4,896

Variable Universal Life	0.00% - 1.50%	$17	$2	$132	$66	$217
	1.51% - 2.50%	39	373	257	—	669
	Greater than 2.50%	3,678	81	—	—	3,759
	Total	$3,734	$456	$389	$66	$4,645

GMxB Legacy	0.00% - 1.50%	$—	$58	$2	$—	$60
	1.51% - 2.50%	16	—	—	—	16
	Greater than 2.50%	351	—	—	—	351
	Total	$367	$58	$2	$—	$427

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Separate Account - Summary
The following table reconciles the Separate Account liabilities to the Separate Account liability balance in the consolidated balance sheets:

	September 30, 2026	December 31, 2025
	(in millions)
Separate Account Reconciliation
Retirement
GMxB Core	$30,027	$30,720
EQUI-VEST Individual	4,838	4,836
Investment Edge	5,709	5,312
EQUI-VEST Group	35,711	33,714
Momentum	5,297	5,174
Corporate and Other
Variable Universal Life	21,862	20,383
GMxB Legacy	26,961	28,209
Other (1)	8,756	8,196
Total	$139,161	$136,544
______________
(1)Primarily reflects Corporate and Other products and Retirement products including Association and Retirement Other.
The following table presents the balances of and changes in Separate Account liabilities:

	Nine Months Ended September 30, 2026
	Retirement					Corporate and Other
	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum	VUL	GMxB Legacy
	(in millions)
Balance, beginning of period	$30,720	$4,836	$5,312	$33,714	$5,174	$20,383	$28,209
Premiums and deposits	1,238	65	1,964	1,926	443	989	138
Policy charges	(379)	(3)	—	(14)	(20)	(451)	(357)
Surrenders and withdrawals	(2,982)	(390)	(519)	(2,505)	(748)	(444)	(2,373)
Benefit payments	(207)	(46)	(35)	(61)	(11)	(232)	(476)
Investment performance (1)	1,563	391	344	2,896	443	1,827	1,931
Net transfers from (to) General Account	74	(15)	(1,357)	(245)	16	(213)	(7)
Other charges (2)	—	—	—	—	—	3	(104)
Balance, end of period	$30,027	$4,838	$5,709	$35,711	$5,297	$21,862	$26,961

Cash surrender value	$29,195	$4,811	$5,628	$35,387	$5,292	$21,292	$26,765
_____________
(1)Investment performance is reflected net of M&E fees.
(2)Other charges include the Separate Account value novated to Venerable, as described in Note 1 of the Notes to these Consolidated Financial Statements.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2025
	Retirement					Corporate and Other
	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum	VUL	GMxB Legacy
	(in millions)
Balance, beginning of period	$30,411	$4,782	$4,885	$30,546	$4,813	$18,176	$33,199
Premiums and deposits	1,369	73	1,347	1,822	488	1,026	163
Policy charges	(376)	(3)	—	(11)	(18)	(440)	(385)
Surrenders and withdrawals	(2,773)	(368)	(367)	(2,059)	(631)	(521)	(2,220)
Benefit payments	(218)	(57)	(37)	(54)	(9)	(85)	(517)
Investment performance (1)	2,391	507	496	3,448	615	2,159	2,530
Net transfers from (to) General Account	152	(8)	(1,071)	(333)	(14)	(186)	(7)
Other charges	—	—	—	—	—	—	(3,812)
Balance, end of period	$30,956	$4,926	$5,253	$33,359	$5,244	$20,129	$28,951

Cash surrender value	$30,115	$4,895	$5,169	$33,052	$5,237	$19,743	$28,740
______________
(1)Investment performance is reflected net of M&E fees.
The following table presents the aggregate fair value of Separate Account assets by major asset category:

	September 30, 2026
	Retirement	Corporate & Other			Total
		Legacy	Life	Other
	(in millions)
Asset Type
Equity securities	$648	$—	$71	$798	$1,517
Fixed-maturity securities	18	—	130	1,105	1,253
Mutual funds and other investments	85,385	26,970	22,352	1,684	136,391
Total	$86,051	$26,970	$22,553	$3,587	$139,161

	December 31, 2025 (1)
	Retirement	Corporate & Other			Total
		Legacy	Life	Other
	(in millions)
Asset Type
Equity securities	$568	$—	$65	$805	$1,438
Fixed-maturity securities	24	—	134	1,126	1,284
Mutual funds and other investments	82,978	28,276	20,878	1,690	133,822
Total	$83,570	$28,276	$21,077	$3,621	$136,544
______________
(1)Prior periods were revised to conform with current presentation.
11)    EMPLOYEE BENEFIT PLANS
Pension Plans
Holdings and Equitable Financial Retirement Plans
Holdings sponsors the MONY Life Retirement Income Security Plan for Employees (the “MONY Plan”) and Equitable Financial sponsors the Equitable Retirement Plan (the “Equitable Financial QP”), both of which are qualified defined benefit plans covering eligible employees and financial professionals and were frozen on December

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
31, 2013. These pension plans are non-contributory, and their benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period. Holdings has assumed primary liability for both plans. Equitable Financial remains secondarily liable for its obligations under the Equitable Financial QP and would recognize such liability in the event Holdings does not perform. Holdings and Equitable Financial also sponsor certain nonqualified deferred compensation plans, including the Equitable Excess Retirement Plan, that provide retirement benefits in excess of the amount permitted under the tax law for the qualified plans.
Effective January 1, 2025, Equitable changed how it provides certain retirement-related benefits to its eligible employees and financial professionals. Equitable discontinued the non-elective company contribution to its 401(k) plan but continues to provide a 401(k) matching contribution. Instead of the non-elective 401(k) contribution, eligible employees and financial professionals receive cash balance allocations in the Equitable Financial QP. The Equitable Financial QP is a qualified defined benefit plan that was frozen on December 31, 2013, but was reopened on January 1, 2025 to provide these cash balance allocations. Under the new cash balance feature, each eligible employee will receive monthly pay credits equal to four percent of their eligible monthly pay. Each eligible financial professional will receive pay credits equal to two and a half percent of eligible monthly pay up to the social security wage base, and then five percent for eligible monthly pay above the social security wage base up to the qualified plan pay maximum. Balances in these cash balance accounts in the Equitable Financial QP will be credited with interest at six percent from 2025 through 2027. Starting in 2028, the applicable interest crediting rate for these accounts will be based on the 10-year U.S. Treasury Yield (subject to a six percent cap).
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
Net Periodic Pension Expense
Components of net periodic pension expense for the Company’s plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Service cost	$8	$9	$24	$24
Interest cost	19	28	74	84
Expected return on assets	(32)	(33)	(97)	(100)
Prior period service cost amortization	(1)	(1)	(2)	(2)
Net amortization	15	20	44	43
Impact of settlement (1)	—	(3)	—	18
Net periodic pension expense	$9	$20	$43	$67
_____________
(1)During the nine months ended September 30, 2025, AB settled all future obligations under their defined benefits retirement plan and transferred the remaining benefit obligations to a qualified third party insurance provider under a group annuity contract, and as a result recognized a final settlement charge, net of true-up amount of $3 million, of approximately $18 million. The plan was formally terminated and the trust was closed effective September 30, 2025.
12)    INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2026 and 2025, was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
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
In the third quarter of 2025, the Company realized losses from the liquidity pool primarily due to the RGA Reinsurance Transaction, resulting in a deferred tax asset for realized capital losses. The valuation allowance against unrealized losses in OCI was reduced and a valuation allowance was established against the realized losses through net income. The Company expects to generate realized capital gains in 2026. As a result, for the three months ended September 30, 2026, the valuation allowance against the realized capital losses was reduced to $92 million through net income.
For the three and nine months ended September 30, 2026, the Company recorded increases to the valuation allowance of $20 million and $28 million, respectively, in OCI. For the three and nine months ended September 30, 2026, the Company recorded decreases to the valuation allowance of $84 million and $84 million, respectively, in net income. As of September 30, 2026, a valuation allowance of $146 million remains against deferred tax assets that are not more-likely-than-not to be realized.
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in accumulated other comprehensive income related to available-for-sale securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.
13)    EQUITY
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	September 30, 2026			December 31, 2025
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Series A	32,000	32,000	32,000	32,000	32,000	32,000
Series B	20,000	—	—	20,000	—	—
Series C	12,000	12,000	12,000	12,000	12,000	12,000
Total	64,000	44,000	44,000	64,000	44,000	44,000

On April 11, 2025, Holdings redeemed and retired $279 million of Series B Preferred Stock using proceeds from our Junior Subordinated Debt issuance. On September 30, 2025, Holdings redeemed the remaining $165 million of Series B Preferred Stock.
Dividends declared per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Series A dividends declared	$328	$328	$984	$984
Series B dividends declared	$—	$619	$—	$1,238
Series C dividends declared	$269	$269	$806	$806
Common Stock
Dividends declared per share of common stock were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Dividends declared	$0.30	$0.27	$0.87	$0.78

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

Share Repurchase
On September 9, 2025, the Company’s Board of Directors approved an additional $500 million under Holdings’ share repurchase program. On February 11, 2026, the Company’s Board of Directors approved an additional $1.0 billion share repurchase program. Under this program, the Company may, from time to time purchase shares of its common stock through various means. The Company may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate the Company to purchase any particular number of shares. As of September 30, 2026, Holdings had authorized capacity of approximately $1.2 billion remaining in its share repurchase program.
Holdings repurchased a total of 4.6 million and 16.4 million shares of its common stock at an average price of $51.80 and $45.77 through open market repurchases, ASRs and privately negotiated transactions for the three and nine months ended September 30, 2026, respectively, and repurchased a total of 12.7 million and 22.5 million shares of its common stock at an average price of $53.21 and $52.16 through open market repurchases, ASRs and privately negotiated transactions for the three and nine months ended September 30, 2025, respectively.
During the three and nine months ended September 30, 2026, Holdings repurchased 4.6 million and 14.3 million shares of its common stock through open market repurchases. During the three and nine months ended September 30, 2025, Holdings repurchased 10.9 million and 15.6 million shares of its common stock through open market repurchases.
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
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of September 30, 2026 and December 31, 2025, follow:

	September 30, 2026	December 31, 2025
	(in millions)
Unrealized gains (losses) on investments	$(7,898)	$(4,722)
Market risk benefits - instrument-specific credit risk component	(400)	(1,166)
Liability for future policy benefits - current discount rate component	550	204
Defined benefit pension plans	(503)	(563)
Foreign currency translation adjustments	(62)	(58)
Total accumulated other comprehensive income (loss)	(8,313)	(6,305)
Less: Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(27)	(25)
Accumulated other comprehensive income (loss) attributable to Holdings	$(8,286)	$(6,280)

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

The components of OCI, net of taxes for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(2,347)	$773	$(3,069)	$1,766
(Gains) losses reclassified into net income (loss) during the period (1)	21	899	55	933
Net unrealized gains (losses) on investments	(2,326)	1,672	(3,014)	2,699
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	25	15	72	(94)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(586), $154, $(746) and $451)	(2,301)	1,687	(2,942)	2,605
Change in LFPB discount rate and MRB credit risk, net of tax
Market risk benefits - changes in instrument-specific credit risk (net of deferred income tax expense (benefit) of $68, $(109), $161 and $1)	254	(412)	605	2
Liability for future policy benefits - changes in current discount rate (net of deferred income tax expense (benefit) of $56, $(12) $72 and $(37))	214	(47)	273	(139)
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost	11	15	60	41
Change in defined benefit plans (net of deferred income tax expense (benefit) of $(3), $(5), $(16) and $(5))	11	15	60	41
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	2	(8)	(3)	29
Foreign currency translation adjustment	2	(8)	(3)	29
Total other comprehensive income (loss), net of income taxes	(1,820)	1,235	(2,007)	2,538
Less: Other comprehensive income (loss) attributable to noncontrolling interest	1	(6)	(1)	17
Other comprehensive income (loss) attributable to Holdings	$(1,821)	$1,241	$(2,006)	$2,521
______________
(1)See “Reclassification adjustment” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(6) million, $(239) million, $(15) million and $(248) million for the three and nine months ended September 30, 2026 and 2025, respectively.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
14)    REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Balance, beginning of period	$365	$358	$322	$125
Net earnings (loss) attributable to redeemable noncontrolling interests	(17)	12	17	13
Deconsolidated funds	—	—	(26)	—
Purchase/change of redeemable noncontrolling interests	77	(26)	112	206
Balance, end of period	$425	$344	$425	$344
15)    COMMITMENTS AND CONTINGENT LIABILITIES
Litigation and Regulatory Matters
Litigation, regulatory and other loss contingencies arise in the ordinary course of the Company’s activities as a diversified financial services firm. The Company is a defendant in a number of litigation matters arising from the conduct of its business. In some of these matters, claimants seek to recover very large or indeterminate amounts, including compensatory, punitive, treble and exemplary damages. Modern pleading practice permits considerable variation in the assertion of monetary damages and other relief. Claimants are not always required to specify the monetary damages they seek, or they may be required only to state an amount sufficient to meet a court’s jurisdictional requirements. Moreover, some jurisdictions allow claimants to allege monetary damages that far exceed any reasonably possible verdict. The variability in pleading requirements and past experience demonstrate that the monetary and other relief that may be requested in a lawsuit or claim often bears little relevance to the merits or potential value of a claim. Litigation against the Company includes a variety of claims including, among other things, insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration, product design, features and accompanying disclosure, payments of death benefits and the reporting and escheatment of unclaimed property, alleged breach of fiduciary duties, alleged mismanagement of client funds and other matters.
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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2026, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100 million.

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
In addition, in June 2024, pursuant to the Purchase Agreement among Holdings, TD Securities (USA) LLC, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several initial purchasers, and Pine Street Trust III, a Delaware statutory trust ( the “2054 Trust”), completed the issuance and sale of 600,000 of its Pre-Capitalized Trust Securities redeemable May 15, 2054 (the “2054 P-Caps”) for an aggregate purchase price of $600 million to qualified institutional buyers in reliance on Rule 144A that are also “qualified purchasers” for purposes of Section 3(c)(7) of the Investment Company Act of 1940, as amended.
The P-Caps are an off-balance sheet contingent funding arrangement that, upon Holdings’ election, gives Holdings the right over a thirty-year period to issue senior notes to the 2049 Trust and the 2054 Trust. The Trusts have invested the proceeds from the respective sales of their P-Caps in separate portfolios of principal and/or interest strips of U.S. Treasury securities. In return, Holdings will, in the case of the 2054 Trust, pay, and in the case of the 2049 Trust, continue to pay, a semi-annual facility fee to the 2049 Trust and 2054 Trust calculated at a rate of 2.715% and 1.779% per annum, respectively, which will be applied to the unexercised portion of the contingent funding arrangement and Holdings will reimburse the Trusts for certain expenses. The facility fees are recorded in other operating costs and expenses in the consolidated statements of income (loss).
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $331 million and pledged collateral with a carrying value of $12.2 billion as of September 30, 2026. Equitable America has purchased FHLB stock of $23 million and pledged collateral with a carrying value of $3.7 billion as of September 30, 2026.
FABN
Under the FABN programs, Equitable Financial and Equitable America may issue funding agreements in U.S. dollar or other foreign currencies, in each case, to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the applicable Trust (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. As of September 30, 2026, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $10.0 billion for Equitable Financial and $8.0 billion for Equitable America.
FABCP
In May 2023, Equitable Financial and Equitable America established a FABCP program, pursuant to which a SPLLC may issue commercial paper and deposit the proceeds with Equitable Financial or Equitable America pursuant to a funding agreement issued by Equitable Financial or Equitable America to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP program is $3.0 billion for Equitable Financial and $1.0 billion for Equitable America. As of September 30, 2026, Equitable Financial had $202 million outstanding and Equitable America did not have any outstanding balances under the program, respectively.
Farmer Mac
Equitable Financial has an agreement with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”) pursuant to which the parties may enter into collateralized funding agreements in an aggregate amount of up to $1.5 billion. At September 30, 2026, agricultural mortgage loans with a carrying value of $892 million were pledged as collateral under this funding agreement program.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of September 30, 2026, these arrangements include commitments by the Company to provide equity financing of $1.1 billion to certain limited partnerships and real estate joint ventures under certain conditions as well as a guarantee of a subsidiary’s performance under a reinsurance arrangement that will no longer be in effect once certain conditions at the subsidiary are met and notice is provided. Management believes the Company will not incur material losses as a result of these commitments.
AB has a guarantee of unpaid obligations of a credit facility agreement that its broker dealer subsidiary of a joint venture, Bernstein Institutional Services, LLC, has with SocGen as lender. Effective January 1, 2026, the credit facility was terminated.
The Company has $17 million of undrawn letters of credit related to reinsurance as of September 30, 2026. The Company has $654 million of commitments under existing mortgage loan agreements as of September 30, 2026.
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
16)    BUSINESS SEGMENT INFORMATION
We have three reportable segments: Retirement, Asset Management and Wealth Management. These segments reflect the manner by which the Company’s Chief Operating Decision Maker (“CODM”) views and manages the business. A brief description of these segments follows:

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
The CODM is the President and Chief Executive Officer of Holdings. The CODM evaluates the reported measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. Significant segment expenses are part of the CODM review and are critically important to understand the level of profitability of operating segments and also the overall company performance. This assessment informs how resources are allocated among the different operating segments.
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
•Other adjustments, which primarily include restructuring costs related to severance and separation, lease write-offs related to non-recurring restructuring activities, net derivative gains (losses) on certain Non-GMxB derivatives, Net investment income from certain items including consolidated VIE investments, seed capital mark-to-market adjustments, unrealized gain/losses and realized capital gains/losses from sales or disposals of select securities, certain legal accruals, impact of the annual actuarial assumption updates attributable to LFPB when the majority of the impact relates to the non-core business, net results of businesses exited or to be exited as these are considered non-core, gains/losses from the sale of businesses; and
•Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period and changes to the deferred tax valuation allowance.
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

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Revenues derived from any customer did not exceed 10% of revenues for the three and nine months ended September 30, 2026 and 2025.
The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.
The table below presents operating earnings (loss) by segment and Corporate and Other (C&O):

	Three Months Ended September 30, 2026
	Retirement	Asset Management	Wealth Management	Corporate & Other	Eliminations	Total
	(in millions)
Segment revenues	$1,884	$1,141	$582	$433	$(253)	$3,787

Benefits and other deductions
Policyholders’ benefits	71	—	—	209	—	280
Interest credited to policyholders’ account balances	830	—	—	54	—	884
Commissions and distribution related payments	188	189	369	58	(247)	557
Amortization of deferred policy acquisition costs	182	—	—	48	—	230
Compensation and benefits	18	470	90	35	—	613
Interest expense and financing fees	—	5	—	59	(3)	61
Significant segment expenses	1,289	664	459	463	(250)	2,625
Other segment items (1)	77	177	24	42	(3)	317
Income taxes	(86)	(52)	(24)	11	—	(151)
Less: Operating (earnings) loss attributable to the noncontrolling interest	—	96	—	3	—	99
Operating earnings (loss)	$432	$152	$75	$(64)	$—	$595
_____________
(1)Other segment items include Remeasurement for liability for future policy benefits and Other operating expenses and costs. Additionally, other segment items reflected in the Asset Management segment are primarily driven by other operating expense and costs related to general and administrative costs and promotion and servicing expenses.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2025
	Retirement	Asset Management	Wealth Management	Corporate & Other	Eliminations	Total
	(in millions)
Segment revenues	$1,592	$1,144	$499	$737	$(235)	$3,737

Benefits and other deductions
Policyholders’ benefits	73	—	—	438	—	511
Interest credited to policyholders’ account balances	685	—	—	96	—	781
Commissions and distribution related payments	153	209	320	82	(227)	537
Amortization of deferred policy acquisition costs	153	—	—	50	—	203
Compensation and benefits	15	447	82	33	—	577
Interest expense and financing fees	—	7	—	61	(3)	65
Significant segment expenses	1,079	663	402	760	(230)	2,674
Other segment items (1)	70	188	19	144	(5)	416
Income taxes	(38)	(46)	(19)	8	—	(95)
Less: Operating (earnings) loss attributable to the noncontrolling interest	—	93	—	4	—	97
Operating earnings (loss)	$405	$154	$59	$(163)	$—	$455
_____________
(1)Other segment items include Remeasurement for liability for future policy benefits and Other operating expenses and costs. Additionally, other segment items reflected in the Asset Management segment are primarily driven by other operating expense and costs related to general and administrative costs and promotion and servicing expenses.

	Nine Months Ended September 30, 2026
	Retirement	Asset Management	Wealth Management	Corporate & Other	Eliminations	Total
	(in millions)
Segment revenues	$5,311	$3,389	$1,667	$1,506	$(746)	$11,127

Benefits and other deductions
Policyholders’ benefits	220	—	—	880	—	1,100
Interest credited to policyholders’ account balances	2,341	—	—	159	—	2,500
Commissions and distribution related payments	535	580	1,070	210	(720)	1,675
Amortization of deferred policy acquisition costs	506	—	—	147	—	653
Compensation and benefits	56	1,358	268	114	—	1,796
Interest expense and financing fees	—	19	—	183	(12)	190
Significant segment expenses	3,658	1,957	1,338	1,693	(732)	7,914
Other segment items (1)	233	570	79	169	(14)	1,037
Income taxes	(190)	(137)	(57)	44	—	(340)
Less: Operating (earnings) loss attributable to the noncontrolling interest	—	275	—	6	—	281
Operating earnings (loss)	$1,230	$450	$193	$(318)	$—	$1,555
_____________
(1)Other segment items include Remeasurement for liability for future policy benefits and Other operating expenses and costs. Additionally, other segment items reflected in the Asset Management segment are primarily driven by other operating expense and costs related to general and administrative costs and promotion and servicing expenses.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2025
	Retirement	Asset Management	Wealth Management	Corporate & Other	Eliminations	Total
	(in millions)
Segment revenues	$4,538	$3,326	$1,430	$2,723	$(695)	$11,322

Benefits and other deductions
Policyholders’ benefits	241	—	—	1,816	—	2,057
Interest credited to policyholders’ account balances	1,847	—	—	402	—	2,249
Commissions and distribution related payments	440	607	909	237	(667)	1,526
Amortization of deferred policy acquisition costs	435	—	—	149	—	584
Compensation and benefits	61	1,298	246	133	—	1,738
Interest expense and financing fees	—	23	—	185	(13)	195
Significant segment expenses	3,024	1,928	1,155	2,922	(680)	8,349
Other segment items (1)	198	569	69	344	(15)	1,165
Income taxes	(177)	(135)	(52)	75	—	(289)
Less: Operating (earnings) loss attributable to the noncontrolling interest	—	283	—	8	—	291
Operating earnings (loss)	$1,139	$411	$154	$(476)	$—	$1,228
_____________
(1)Other segment items include Remeasurement for liability for future policy benefits and Other operating expenses and costs. Additionally, other segment items reflected in the Asset Management segment are primarily driven by other operating expense and costs related to general and administrative costs and promotion and servicing expenses.
The table below presents a reconciliation to net income (loss) attributable to Holdings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net income (loss) attributable to Holdings	$1,121	$(1,309)	$1,289	$(1,595)
Adjustments related to:
Variable annuity product (1)	(796)	978	340	2,123
Investment (gains) losses (2)	84	1,170	178	1,255
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	14	19	42	41
Other adjustments (3)	125	(164)	(157)	(96)
Income tax expense (benefit) related to above adjustments	120	(437)	(85)	(714)
Non-recurring tax items	(73)	198	(52)	214
Operating earnings (loss)	$595	$455	$1,555	$1,228
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
(3)Includes a loss of $7 million and a gain of $315 million on Non-VA derivatives for the three and nine months ended September 30, 2026 and a gain of $230 million and $262 million for the three and nine months ended September 30, 2025, respectively.

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
•Other adjustments, which primarily includes net derivative gains (losses) on certain Non-GMxB derivatives and Net investment income from certain items including consolidated VIE investments, seed capital mark-to-market adjustments, unrealized gains/losses associated with equity securities, and revenues from businesses exited or to be exited.
The table below presents revenues by segment and C&O:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Segment revenues:
Retirement (1)	$1,884	$1,592	$5,311	$4,538
Asset Management (2)	1,141	1,144	3,389	3,326
Wealth Management (3)	582	499	1,667	1,430
Corporate and Other (1)	433	737	1,506	2,723
Eliminations	(253)	(235)	(746)	(695)

Adjustments related to:
Variable annuity product features, excluding change in MRBs	(24)	(1,314)	(1,835)	(1,888)
Investment gains (losses), net	(84)	(1,170)	(178)	(1,255)
Other adjustments to segment revenues	202	197	655	209
Total revenues	$3,881	$1,450	$9,769	$8,388
______________
(1)Includes investment expenses charged by AB of $47 million and $131 million for the three and nine months ended September 30, 2026, respectively,and $39 million and $115 million for the three and nine months ended September 30, 2025, respectively, for services provided to the Company.
(2)Inter-segment investment management and other fees of $51 million and $146 million for the three and nine months ended September 30, 2026, respectively,and $44 million and $130 million for the three and nine months ended September 30, 2025, respectively, are included in segment revenues of the Asset Management segment.
(3)Inter-segment distribution fees of $247 million and $720 million for the three and nine months ended September 30, 2026, respectively,and $227 million and $667 million for the three and nine months ended September 30, 2025, respectively, are included in segment revenues of the Wealth Management segment.
Total assets by segment were as follows:

	September 30, 2026	December 31, 2025
	(in millions)
Total assets by segment:
Retirement	$214,290	$196,794
Asset Management	10,934	10,386
Wealth Management	446	183
Corporate and Other	108,338	110,627
Total assets	$334,008	$317,990

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
17)    INSURANCE STATUTORY FINANCIAL INFORMATION
Prescribed and Permitted Accounting Practices
As of September 30, 2026, the following five prescribed and permitted practices resulted in net income (loss) and capital and surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the General Account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was a decrease of approximately $182 million in statutory special surplus funds as of September 30, 2026. The reinsurance treaty reduced the amount of interest rate hedging needed at Equitable Financial going forward, affecting future deferrals, but leaves our historical SSAP 108 deferred amounts unchanged. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable transaction.
The NAIC Accounting Practices and Procedures Manual (the “NAIC Manual”) has been adopted as a component of prescribed or permitted practices by the State of New York. However, Reg 213 adopted in May of 2019 and as amended in February 2020 and March 2021, differs from the NAIC variable annuity reserve and capital framework. Reg 213 requires Equitable Financial to carry statutory basis reserves for its variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the first amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that in current market conditions imposes more conservative reserving requirements for variable annuity contracts than the NAIC standard.
The impact of the application of Reg 213 was a decrease of approximately $51 million in statutory surplus as of September 30, 2026, compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of September 30, 2022, Equitable Financial’s Reg 213 reserves were 100% phased-in. As of September 30, 2026, given the prevailing market conditions and business mix, there are $50 million Reg 213 redundant reserves over the U.S. RBC CTE98 TAR.
During the fourth quarter of 2020, Equitable Financial received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our SCS product and Separate Account No. 69 (“SA 69”) for our EQUI-VEST product Structured Investment Option, to change the accounting basis of these two non-insulated Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law to align with how we manage and measure our overall General Account asset portfolio. In order to facilitate this change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $846 million in statutory surplus as of September 30, 2026.
During 2022, Equitable America received approval from the Arizona Department of Insurance and Financial Institutions pursuant to A.R.S. 20-515 for Separate Account No. 68A (“SA 68A”) for our SCS product, Separate Account No. 69A (“SA 69A”) for our EQUI-VEST product Structured Investment Option and Separate Account No. 71A (“SA 71A”) for our Investment Edge Structured Investment Option, to permit us to use book value as the accounting basis of these three non-insulated Separate Accounts instead of fair value in accordance with the NAIC Manual to align with how we manage and measure our overall General Account asset portfolio. The impact of the application is an increase of approximately $369 million in statutory surplus as of September 30, 2026.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
The Arizona Department of Insurance and Financial Institutions granted to Equitable America a permitted practice to deviate from SSAP 108 by applying special accounting treatment for specific derivatives hedging variable annuity benefits subject to fluctuations as a result of interest rate sensitivities. The permitted practice expands on SSAP 108 hedge accounting to include equity risks for the full scope of Variable Annuity (VA) contracts (i.e., not just the rider guarantees but for the VA total contract). The permitted practice allows Equitable America to adopt SSAP 108 retroactively from October 1, 2023 and applies to both directly held VA hedges as well as VA hedges in the Equitable America funds withheld asset that resulted from the reinsurance treaty. In the calculation of the amount of excess VA equity and interest rate derivative hedging gains/losses to defer (including Net investment income on our equity total return swaps), the permitted practice allows us to compare our total equity and interest derivatives gains and losses to 100% of our target liability change. Any hedge gain or loss deferrals will follow SSAP 108 amortization rules (i.e., 10-year straight line). The impact of applying this revised permitted practice relative to SSAP 108 was an increase of approximately $1.2 billion in statutory special surplus funds as of September 30, 2026.
18)    EARNINGS PER COMMON SHARE
The following table presents a reconciliation of net income (loss) and weighted-average common shares used in calculating basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except per share data)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding — basic	271.4	296.2	277.0	302.4
Effect of dilutive potential common shares:
Employee share awards (1)	2.0	—	1.8	—
Weighted-average common shares outstanding — diluted	273.4	296.2	278.8	302.4

Net income (loss):
Net income (loss)	$1,186	$(1,215)	$1,564	$(1,348)
Less: Net income (loss) attributable to the noncontrolling interest	65	94	275	247
Net income (loss) attributable to Holdings	1,121	(1,309)	1,289	(1,595)
Less: Preferred stock dividends	14	16	41	48
Net income (loss) available to Holdings’ common shareholders	$1,107	$(1,325)	$1,248	$(1,643)

Earnings per common share:
Basic	$4.08	$(4.47)	$4.50	$(5.43)
Diluted	$4.05	$(4.47)	$4.47	$(5.43)
______________
(1)Calculated using the treasury stock method.
For the three and nine months ended September 30, 2026 and 2025, 1.4 million, 1.8 million, 5.3 million and 5.6 million respectively, of outstanding stock awards were not included in the computation of diluted EPS because their effect was anti-dilutive.

EQUITABLE HOLDINGS, INC.
Notes to Consolidated Financial Statements (Unaudited), Continued
19)     SUBSEQUENT EVENTS
Accelerated Share Repurchase Agreement
In September 2026, Holdings established an obligation to enter into an ASR with a third-party financial institution to repurchase an aggregate of $95 million of Holdings’ common stock. Pursuant to the ASR, on October 2, 2026, Holdings made a pre-payment of $95 million and received initial delivery of 1.5 million shares. The ASR terminated in November 2026, at which time an additional 322,774 shares of common stock were received.
Sale of Employee Benefits business
On October 13, 2026, Equitable completed the sale of its Employee Benefits business to The Hartford. Under the terms of the transaction, The Hartford acquired the operating assets of the Employee Benefits business, including related technology systems, employees, books and records, and renewal rights associated with the in-force business.

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

Financial and Economic Environment
U.S. equity markets extended their gains in the third quarter 2026, with the S&P 500 Index returning 2.3% despite rising bond yields, renewed energy-price pressures, and persistent inflation uncertainty. Investors largely looked through rate volatility, focusing instead on the resilience of economic growth, continued earnings strength, and companies’ ability to sustain margins amid higher financing costs. A wide variety of factors continue to cause market volatility and heighten concerns regarding inflation. These factors include, among others, concerns around private credit, interest rate changes, AI-related concerns, and escalating geopolitical tensions, including increased tariffs and other trade restrictions and barriers, high fuel and energy costs, ongoing economic disruption, and other factors, including the Ukraine-Russia conflict and conflict in the Middle East. For further information on the risk of increased volatility in the financial markets to our business, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and Economy—Conditions in the global capital markets and the economy” and “—Equity market declines and volatility” in the 2025 Form 10-K.
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
Net Income Volatility
We have offered and continue to offer variable annuity products with GMxB features. The future claims exposure on these features is sensitive to movements in the equity markets and interest rates. Accordingly, we have implemented hedging and reinsurance programs designed to mitigate the economic exposure to us from these features due to equity market and interest rate movements. We are using a combination of General Account assets and derivatives to manage duration gap on an economic basis. The changes in the values of the derivatives associated with these programs due to equity and interest rate movements, together with the GMxB MRBs assets and liabilities are recognized in net income in the periods in which they occur, while the General Account asset gains and losses are recognized in OCI resulting in an offset between OCI and net income. In addition, we conduct macro hedging to protect our statutory capital which could also cause net income volatility as further described below. Net income is also impacted by changes in our reinsurers credit spreads, while changes in the Company’s credit spread are recorded in OCI. See “—Significant Factors Impacting Our Results—Impact of Hedging and GMxB Reinsurance on Results.”
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
Effect of Assumption Updates on Operating Results
During the third quarter of each year, we conduct our annual review of the assumptions underlying the valuation of DAC, deferred sales inducement assets, unearned revenue liabilities, liabilities for future policyholder benefits and MRBs for our Retirement business and blocks of policies reported in Corporate and Other. (Assumption reviews are not relevant for the Asset Management and Wealth Management segments.) Assumptions are based on a combination of Company experience, industry experience, management actions and expert judgment and reflect our best estimate as of the date of the applicable financial statements.
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

Impact of Assumption Updates and Model Changes on Income (Loss) from Continuing Operations Before Income Taxes and Net Income (Loss)
The table below presents the impact of our actuarial assumption update to our income (loss) from continuing operations, before income taxes and net income (loss).

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Impact of assumption update on Net income (loss):
Variable annuity product features related assumption update	$175	$(78)
Assumption updates for other business	(35)	(2)
Impact of assumption updates on Income (loss) from continuing operations, before income tax	140	(80)
Income tax benefit on assumption update	(29)	17
Net income (loss) impact of assumption update	$111	$(63)
2026 Assumption Updates
The impact of the economic assumption update in the third quarter 2026 was an increase of $140 million to income (loss) from continuing operations, before income taxes and an increase to net income (loss) of $111 million.
The net impact of this assumption update on income (loss) from continuing operations, before income taxes of $140 million consisted of an increase in other income of $43 million, an increase in remeasurement of liability for future policy benefits of $35 million and a decrease in change in MRBs and purchased MRBs of $132 million.
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
Model Changes
The impact of model changes during the three and nine months ended September 30, 2026 was a decrease to income (loss) from continuing operations, before income taxes of $27 million and a decrease to net income (loss) of $21 million. There were no material model changes during the three and nine months ended September 30, 2025.
Impact of Assumption Updates and Model Changes on Pre-tax Non-GAAP Operating Earnings Adjustments
The table below presents the impact on pre-tax Non-GAAP Operating Earnings of our actuarial assumption updates by segment and Corporate and Other.

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Impact of assumption updates by segment:
Retirement	$38	$3
Corporate and Other	(3)	(2)
Total impact on pre-tax Non-GAAP Operating Earnings	$35	$1

2026 Assumption Updates
The impact of our 2026 annual review on Non-GAAP Operating Earnings was favorable by $35 million before taking into consideration the tax impacts, or $28 million after tax.
The net impact of assumption changes on Non-GAAP Operating Earnings increased other income by $38 million and increased remeasurement of liability for future policy benefits by $3 million. Non-GAAP Operating Earnings excludes items related to variable annuity product features, such as changes in the MRBs and purchased MRBs.
2025 Assumption Updates
The impact of our 2025 annual review on Non-GAAP Operating Earnings was favorable by $1 million before taking into consideration the tax impacts, or $1 million after tax.
The net impact of assumption changes on Non-GAAP Operating Earnings increased other income by $5 million, increased remeasurement of liability for future policy benefits by $5 million and decreased policyholders’ benefits by $1 million. Non-GAAP Operating Earnings excludes items related to variable annuity product features, such as changes in the MRBs and purchased MRBs.
Model Changes
The impact of model changes on Non-GAAP Operating Earnings was favorable by $14 million before taking into consideration the tax impacts, or $11 million after tax, during the three and nine months ended September 30, 2026. There were no material model changes during the three and nine months ended September 30, 2025.
Key Operating Measures
In addition to our results presented in accordance with U.S. GAAP, we report Non-GAAP Operating Earnings, and Non-GAAP operating common EPS, each of which is a measure that is not determined in accordance with U.S. GAAP. Management principally uses these Non-GAAP financial measures in evaluating performance because they present a clearer picture of our operating performance and they allow management to allocate resources. Similarly, management believes that the use of these Non-GAAP financial measures, together with relevant U.S. GAAP measures, provides investors with a better understanding of our results of operations and the underlying profitability drivers and trends of our business. These Non-GAAP financial measures are intended to remove from our results of operations the impact of market changes (where there is a mismatch in the valuation of assets and liabilities) as well as certain other expenses which are not part of our underlying profitability drivers or likely to recur in the foreseeable future, as such items fluctuate from period-to-period in a manner inconsistent with these drivers. These measures should be considered supplementary to our results that are presented in accordance with U.S. GAAP and should not be viewed as a substitute for the U.S. GAAP measures. Other companies may use similarly titled Non-GAAP financial measures that are calculated differently from the way we calculate such measures. Consequently, our Non-GAAP financial measures may not be comparable to similar measures used by other companies.
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
•Other adjustments, which primarily include restructuring costs related to severance and separation, lease write-offs related to non-recurring restructuring activities, net derivative gains (losses) on certain Non-GMxB derivatives, Net investment income from certain items including consolidated VIE investments, seed capital mark-to-market adjustments, unrealized gains/losses and realized capital gains/losses from sales or disposals of select securities, certain legal accruals, impact of the annual actuarial assumption updates attributable to LFPB when the majority of the impact relates to the non-core business, net results of businesses exited or to be exited as these are considered non-core, gains/losses from the sale of businesses; and
•Income tax expense (benefit) related to the above items and non-recurring tax items, which includes the effect of uncertain tax positions for a given audit period and changes to the deferred tax valuation allowance.
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
The table below presents a reconciliation of net income (loss) attributable to Holdings to Non-GAAP Operating Earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net income (loss) attributable to Holdings	$1,121	$(1,309)	$1,289	$(1,595)
Adjustments related to:
Variable annuity product features (1)	(796)	978	340	2,123
Investment (gains) losses (2)	84	1,170	178	1,255
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	14	19	42	41
Other adjustments (3)	125	(164)	(157)	(96)
Income tax expense (benefit) related to above adjustments	120	(437)	(85)	(714)
Non-recurring tax items	(73)	198	(52)	214
Non-GAAP Operating Earnings	$595	$455	$1,555	$1,228
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
(3)Includes a loss of $7 million and a gain of $315 million on Non-VA derivatives for the three and nine months ended September 30, 2026, and a gain of $230 million and $262 million for the three and nine months ended September 30, 2025, respectively. ”
We calculate Non-GAAP Operating ROE by dividing Non-GAAP Operating Earnings for the previous twelve calendar months by consolidated average equity attributable to Holdings’ common shareholders, excluding AOCI. AOCI fluctuates period-to-period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities. Therefore, we believe excluding AOCI is more effective for analyzing the trends of our operations.
The following table presents return on average equity attributable to Holdings’ common shareholders, excluding AOCI and Non-GAAP Operating ROE for the trailing twelve months:

Trailing Twelve Months Ended September 30, 2026
(Dollars in millions)
Net income (loss) available to Holdings’ common shareholders	$1,450
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$5,168
Return on average equity attributable to Holdings’ common shareholders, excluding AOCI	28.1%

Non-GAAP Operating Earnings available to Holdings’ common shareholders	$2,014
Average equity attributable to Holdings’ common shareholders, excluding AOCI	$5,168
Non-GAAP Operating ROE	39.0%
Non-GAAP Operating Common EPS
Non-GAAP operating common EPS is calculated by dividing Non-GAAP Operating Earnings by diluted common shares outstanding. The following table sets forth Non-GAAP operating common EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(per share amounts)
Net income (loss) attributable to Holdings	$4.10	$(4.42)	$4.62	$(5.27)
Less: Preferred stock dividends	0.05	0.05	0.15	0.16
Net income (loss) available to Holdings’ common shareholders	4.05	(4.47)	4.47	(5.43)
Adjustments related to:
Variable annuity product features (1)	(2.91)	3.30	1.22	7.02
Investment (gains) losses (2)	0.31	3.95	0.64	4.15
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	0.05	0.06	0.15	0.14
Other adjustments (3)	0.46	(0.55)	(0.56)	(0.33)
Income tax expense (benefit) related to above adjustments	0.44	(1.48)	(0.30)	(2.36)
Non-recurring tax items	(0.27)	0.67	(0.19)	0.71
Non-GAAP operating common EPS	$2.13	$1.48	$5.43	$3.90
______________
(1)As a result of the novation of certain Legacy VA policies completed during the first quarter of 2025, the Company recorded an impact per common share of $1.65 for the nine months ended September 30, 2025.
(2)Includes $3.86 and $3.78 as a result of assets transferred related to the reinsurance transaction with RGA for the three and nine months ended September 30, 2025, respectively.
(3)Includes a loss of $0.03 and a gain of $1.13 on Non-VA derivatives for the three and nine months ended September 30, 2026 and a gain of $0.78 and $0.87 for the three and nine months ended September 30, 2025, respectively.
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
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss):
Consolidated Statements of Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except per share data)
REVENUES
Policy charges and fee income	$488	$471	$1,343	$1,733
Premiums	216	258	724	822
Net derivative gains (losses)	20	(1,117)	(1,455)	(1,692)
Net investment income (loss)	1,350	1,343	4,031	3,946
Investment gains (losses), net:
Credit and intent to sell losses on available-for-sale debt securities and loans	(64)	11	(101)	(43)
Other investment gains (losses), net	(20)	(1,181)	(77)	(1,212)
Total investment gains (losses), net	(84)	(1,170)	(178)	(1,255)
Investment management and service fees	1,407	1,316	4,062	3,873
Other income	484	349	1,242	961
Total revenues	3,881	1,450	9,769	8,388

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except per share data)
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	357	452	1,177	1,998
Remeasurement of liability for future policy benefits	15	59	9	44
Change in market risk benefits and purchased market risk benefits	(729)	(353)	(1,405)	(287)
Interest credited to policyholders’ account balances	793	798	2,397	2,272
Compensation and benefits	723	601	1,990	1,794
Commissions and distribution-related payments	577	537	1,695	1,526
Interest expense	55	61	173	177
Amortization of deferred policy acquisition costs	230	203	653	584
Other operating costs and expenses	472	440	1,298	1,817
Total benefits and other deductions	2,493	2,798	7,987	9,925
Income (loss) from continuing operations, before income taxes	1,388	(1,348)	1,782	(1,537)
Income tax (expense) benefit	(202)	133	(218)	189
Net income (loss)	1,186	(1,215)	1,564	(1,348)
Less: Net income (loss) attributable to the noncontrolling interest	65	94	275	247
Net income (loss) attributable to Holdings	1,121	(1,309)	1,289	(1,595)
Less: Preferred stock dividends	14	16	41	48
Net income (loss) available to Holdings’ common shareholders	$1,107	$(1,325)	$1,248	$(1,643)

EARNINGS PER COMMON SHARE
Net income (loss) applicable to Holdings’ common shareholders per common share:
Basic	$4.08	$(4.47)	$4.50	$(5.43)
Diluted	$4.05	$(4.47)	$4.47	$(5.43)
Weighted average common shares outstanding (in millions):
Basic	271.4	296.2	277.0	302.4
Diluted	273.4	296.2	278.8	302.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Non-GAAP Operating Earnings	$595	$455	$1,555	$1,228

The following table summarizes our Non-GAAP Operating Earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(per share amounts)
Non-GAAP Operating Earnings per common share:
Basic	$2.14	$1.48	$5.47	$3.90
Diluted	$2.13	$1.48	$5.43	$3.90

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Net Income (Loss) Attributable to Holdings
Net income attributable to Holdings increased $2.4 billion to $1.1 billion for the three months ended September 30, 2026 from a net loss of $1.3 billion in the three months ended September 30, 2025. The following notable items were the primary drivers for the change in net income (loss):

Favorable items included:
•Net derivative gains of $20 million increased from net derivative losses of $1.1 billion mainly due to lower equity market appreciation during the third quarter 2026 compared to the third quarter 2025.
•Investment losses decreased by $1.1 billion mainly due to the assets transferred in the prior year related to the reinsurance transaction with RGA.
•Change in market risk benefits and purchased market risk benefits decreased by $376 million mainly due to an increase in interest rates and lower equity market appreciation during the third quarter 2026 compared to a decrease in interest rates and higher equity market appreciation during the third quarter 2025.
•Fee-type revenue increased by $201 million mainly due to higher advisory fee-type revenue, higher Separate Account values, and higher performance fees related to AB Credit Value Fund, partially offset by the reinsurance transaction with RGA.
•Policyholders’ benefits decreased by $95 million mainly due to the reinsurance transaction with RGA.
•Remeasurement of liability for future policy benefits decreased by $44 million mainly due to one time impacts of the reinsurance transaction with RGA.
•Net income attributable to noncontrolling interest decreased by $29 million mainly due to losses from consolidated VIEs.
These were partially offset by the following unfavorable items:
•Compensation, benefits, interest and other operating expenses increased by $148 million mainly due to higher incentive compensation in our Asset Management segment.
•Commissions and distribution-related payments increased by $40 million mainly due to higher retirement sales and asset-based commissions.
•Amortization of DAC increased by $27 million mainly due to growth in our Retirement segment from sales momentum.
•Income tax expense was $202 million for the three months ended September 30, 2026 compared to an income tax benefit of $133 million for the three months ended September 30, 2025. This was primarily due to pre-tax income in the three months ended September 30, 2026 compared to a pre-tax loss in the three months ended September 30, 2025.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings increased by $140 million to $595 million for the three months ended September 30, 2026 from $455 million in the three months ended September 30, 2025. The following notable items were the primary drivers for the change in Non-GAAP Operating Earnings:
Favorable items included:
•Policyholders’ benefits decreased by $231 million mainly due to the reinsurance transaction with RGA and the quarterly impact of the Employee Benefits business exited in October 2026.
•Net investment income increased by $54 million mainly due to higher average asset balances, partially offset by the reinsurance transaction with RGA.
•Compensation, benefits, interest and other operating expenses decreased by $35 million mainly due to the quarterly impact of the Employee Benefits business exited in October 2026.
•Remeasurement of liability for future policy benefits decreased by $32 million mainly due to favorable mortality experience and premium calibration.
•Net derivative gain of $5 million increased from net derivative losses of $17 million mainly due to economically hedging seed capital investments.

These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $103 million mainly due to growth of account values in our Retirement segment, partially offset by the reinsurance transaction with RGA.
•Amortization of DAC increased by $27 million mainly due to growth in our Retirement segment from sales momentum.
•Fee-type revenue decreased by $26 million mainly due to the reinsurance transaction with RGA and the quarterly impact of the Employee Benefits business exited in October 2026, partially offset by higher advisory fee-type revenue and higher Separate Account values.
•Commissions and distribution-related payments increased by $20 million mainly due to higher retirement sales and asset-based commissions.
•Income tax expense increased by $56 million primarily due to higher pre-tax earnings and a higher effective tax rate for the three months ended September 30, 2026.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Net Income (Loss) Attributable to Holdings
Net income attributable to Holdings increased $2.9 billion to $1.3 billion during the nine months ended September 30, 2026, from a $1.6 billion net loss in the nine months ended September 30, 2025. The following were notable changes in net income (loss):
Favorable items included:
•Change in market risk benefits and purchased market risk benefits decreased by $1.1 billion mainly due to lower equity market appreciation and an increase in interest rates in the first nine months of 2026 compared to higher equity market appreciation and a decrease in interest rates in the first nine months of 2025.
•Investment losses decreased by $1.1 billion primarily due to the assets transferred in the prior year related to the reinsurance transaction with RGA.
•Policyholders’ benefits decreased by $821 million primarily due to the reinsurance transaction with RGA.
•Compensation, benefits, interest and other operating expenses decreased by $327 million mainly due to the Venerable novation loss recorded in the prior year, partially offset by higher incentive compensation in our Asset Management segment.
•Net derivative losses decreased by $237 million primarily due to lower equity market appreciation during the first nine months of 2026 compared to the first nine months of 2025.
•Net investment income increased by $85 million mainly due to higher average asset balances, partially offset by the reinsurance transaction with RGA.
•Remeasurement of liability for future policy benefits decreased by $35 million mainly due to one time impacts of the reinsurance transaction with RGA.
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $169 million mainly due to higher retirement sales and asset-based commissions.
•Interest credited to policyholders’ account balances increased by $125 million mainly due to growth of account values in our Retirement segment, partially offset by the reinsurance transaction with RGA.
•Amortization of DAC increased by $69 million mainly due to growth in our Retirement segment from sales momentum.
•Fee-type revenue decreased by $18 million mainly driven by the reinsurance transaction with RGA, partially offset by higher advisory fee-type revenue, higher Separate Account values, and higher performance fees related to AB Credit Value Fund.

•Net income attributable to noncontrolling interest increased by $28 million mainly due to increased gains from consolidated VIEs and higher AB pre-tax earnings, partially offset by an increase in average economic ownership of AB.
•Income tax expense was $218 million for the first nine months of 2026 compared to an income tax benefit of $189 million for the first nine months of 2025. This was primarily due to pre-tax income in the first nine months of 2026 compared to a pre-tax loss in the first nine months of 2025.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results” for more information regarding assumption updates.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings increased by $327 million to $1.6 billion for the nine months ended September 30, 2026 from $1.2 billion in the nine months ended September 30, 2025. The following were notable changes in Non-GAAP Operating Earnings:
Favorable items included:
•Policyholders’ benefits decreased by $957 million due to the impact of the reinsurance transaction with RGA and the quarterly impact of the Employee Benefits business exited in October 2026.
•Net investment income increased by $60 million mainly due to higher average asset balances, partially offset by the reinsurance transaction with RGA.
•Compensation, benefits, interest expense and other operating costs decreased by $52 million mainly due to the reinsurance transaction with RGA and the quarterly impact of the Employee Benefits business exited in October 2026, partially offset by higher incentive compensation and higher general and administrative expenses in our Asset Management segment.
•Net derivative losses decreased by $23 million primarily driven by economically hedging seed capital investments.
•Remeasurement of liability for future policy benefits decreased by $23 million mainly due to favorable term mortality experience and lower ceded premiums.
•Net income attributable to the noncontrolling interest decreased by $10 million mainly due to an increase in average economic ownership of AB, partially offset by higher pre-tax earnings.
These were partially offset by the following unfavorable items:
•Fee-type revenue decreased by $278 million mainly driven by the reinsurance transaction with RGA and the quarterly impact of the Employee Benefits business exited in October 2026, partially offset by higher advisory fee-type revenue and higher Separate Account values.
•Interest credited to policyholders’ account balances increased by $251 million mainly due to growth of Account Values in our Retirement segment, partially offset by the reinsurance transaction with RGA.
•Commissions and distribution-related payments increased by $149 million mainly due to higher retirement sales and asset-based commissions.
•Amortization of DAC increased by $69 million mainly due to growth in our Retirement segment from sales momentum.
•Income tax expense increased by $51 million primarily due to higher pre-tax earnings, partially offset by a lower effective tax rate for the nine months ended September 30, 2026
Results of Operations by Segment
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

The following table summarizes operating earnings (loss) on our segments and Corporate and Other:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Operating earnings (loss) by segment:
Retirement	$432	$405	$1,230	$1,139
Asset Management	152	154	450	411
Wealth Management	75	59	193	154
Corporate and Other	(64)	(163)	(318)	(476)
Non-GAAP Operating Earnings	$595	$455	$1,555	$1,228
Effective Tax Rates by Segment
The following table summarizes income tax expense which was allocated to the Company’s business segments:

	Nine Months Ended September 30,
	2026	2025
	(percentages)
Effective Tax Rates by Segment:
Retirement	13%	13%
Asset Management	23%	25%
Wealth Management	23%	25%
Consolidated Non-GAAP Operating Earnings	18%	19%
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
The following table summarizes operating earnings (loss) of our Retirement segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Operating earnings (loss)	$432	$405	$1,230	$1,139

Key components of operating earnings (loss) were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
REVENUES
Policy charges, fee income and premiums	$331	$296	$966	$889
Net investment income	1,315	1,116	3,742	3,151
Net derivative gains (losses)	(5)	(2)	(15)	(12)
Investment management, service fees and other income	243	182	618	510
Segment revenues	$1,884	$1,592	$5,311	$4,538

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$71	$73	$220	$241
Remeasurement of liability for future policy benefits	—	(1)	(3)	(2)
Interest credited to policyholders’ account balances	830	685	2,341	1,847
Commissions and distribution-related payments	188	153	535	440
Amortization of deferred policy acquisition costs	182	153	506	435
Compensation, benefits and other operating costs and expenses	95	86	292	261
Interest expense	—	—	—	—
Segment benefits and other deductions	$1,366	$1,149	$3,891	$3,222

The following table summarizes AV for our Retirement segment:

	September 30, 2026	December 31, 2025
	(in millions)
AV (1)
General Account	$109,017	$97,628
Separate Accounts	80,226	77,257
Total AV	$189,243	$174,885
_____________
(1)AVs presented are net of reinsurance.

The following table summarizes a roll-forward of AV for our Retirement segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Balance, beginning of period	$188,939	$161,442	$174,885	$151,198
Gross premiums and deposits	6,744	5,998	20,244	18,215
Surrenders, withdrawals and benefits	(5,647)	(4,878)	(16,175)	(13,552)
Net flows	1,097	1,120	4,069	4,663
Net flows ceded for third-party flow reinsurance	(526)	—	(1,417)	—
Change in market value and reinvestment	(1,768)	4,673	4,713	9,698
Change in fair value of embedded derivative instruments	1,501	3,721	6,993	5,397
Balance, end of period	189,243	170,956	189,243	170,956
End of period embedded derivative	25,628	21,215	25,628	21,215
Balance as of end of period, net of embedded derivative	163,615	149,741	163,615	149,741
Total spread lending balances, end of period	20,154	16,755	20,154	16,755
Reserves, end of period (excluding MRBs)	5,212	5,177	5,212	5,177
Balance, end of period, General Account asset value	$188,981	$171,673	$188,981	$171,673
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025 for the Retirement Segment
Operating Earnings
Operating earnings increased $27 million to $432 million during the three months ended September 30, 2026 from $405 million during the three months ended September 30, 2025. The following notable items were the primary drivers of the change in operating earnings:
Favorable items included:
•Net investment income increased by $199 million mainly due to higher average asset balances.
•Fee-type revenue increased by $96 million mainly due to higher Separate Account values from market appreciation.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $145 million mainly due to the growth of account values.
•Commissions and distribution-related payments increased by $35 million mainly due to higher asset-based commissions and sales volumes.
•Amortization of DAC increased by $29 million mainly driven by growth in the business from sales momentum.
•Compensation, benefits, interest expense and other operating costs increased by $9 million driven by higher allocated corporate expenses.
•Income tax expense increased by $48 million mainly driven by higher pre-tax earnings and a higher effective rate for the three months ended September 30, 2026.
Net Flows and AV
•The increase in AV of $304 million in the three months ended September 30, 2026, was driven by an increase of $1.1 billion in net inflows, partially offset by a decrease in investment performance as a result of change in fair value of embedded derivative instruments and market depreciation of $267 million in the third quarter 2026.
•Net inflows of $1.1 billion were $23 million lower than in the three months ended September 30, 2025, mainly driven by higher outflows, partially offset by higher gross premiums.

Nine Months Ended September 30, 2026, Compared to the Nine Months Ended September 30, 2025, for the Retirement Segment
Operating Earnings
Operating earnings increased $91 million to $1.2 billion during the nine months ended September 30, 2026, from $1.1 billion during the nine months ended September 30, 2025. The following were notable changes in operating earnings (losses):
Favorable items included:
•Net investment income increased by $591 million mainly due to higher average asset balances.
•Fee-type revenue increased by $185 million mainly due to higher Separate Account values from market appreciation.
•Policyholders’ benefits decreased by $21 million mainly due to lower annuitizations, offset by lower premiums in fee-type revenue.
These were partially offset by the following unfavorable items:
•Interest credited to policyholders’ account balances increased by $494 million mainly due to growth of account values.
•Commissions and distribution-related payments increased by $95 million mainly due to higher asset-based commissions and sales volumes.
•Amortization of DAC increased by $71 million mainly due to growth in the business from sales momentum.
•Compensation, benefits, interest expense and other operating costs increased by $31 million mainly due to higher allocated corporate expenses.
•Income tax expense increased by $13 million mainly driven by higher pre-tax earnings for the nine months ended September 30, 2026.
Net Flows and AV
•The increase in AV of $14.4 billion in the nine months ended September 30, 2026, was driven by an increase in investment performance as a result of market appreciation and change in fair value of embedded derivative instruments of $11.7 billion in the nine months ended September 30, 2026 and net inflows of $4.1 billion.
•Net inflows of $4.1 billion were $594 million lower than in the nine months ended September 30, 2025, mainly driven by higher outflows in the nine months ended September 30, 2026, partially offset by higher gross premiums.
Asset Management
The Asset Management segment provides diversified investment management and related services to a broad range of clients around the world. Operating earnings (loss), net of tax, presented here represents our average economic interest in AB of approximately 68%, 68%, 69% and 66% during the three and nine months ended September 30, 2026 and 2025, respectively. The increase in economic interest was due to the purchase of AB Holding Units relating to the AB Tender Offer completed on April 3, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Operating earnings (loss)	$152	$154	$450	$411

Key components of operating earnings (loss) were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
REVENUES
Net investment income (loss)	$1	$14	$7	$39
Net derivative gains (losses)	6	(4)	—	(28)
Investment management, service fees and other income	1,134	1,134	3,382	3,315
Segment revenues	$1,141	$1,144	$3,389	$3,326

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution related payments	$189	$209	$580	$607
Compensation, benefits and other operating costs and expenses	647	635	1,928	1,867
Interest expense	5	7	19	23
Segment benefits and other deductions	$841	$851	$2,527	$2,497

Changes in AUM in the Asset Management segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in billions)
Balance, beginning of period	$905.5	$829.1	$866.9	$792.2
Long-term flows
Sales/new accounts	47.1	42.4	127.4	106.4
Redemptions/terminations	(34.1)	(27.8)	(107.4)	(88.3)
Cash flow/unreinvested dividends	(6.4)	(16.9)	(19.7)	(24.7)
Net long-term (outflows) inflows	6.6	(2.3)	0.3	(6.6)
Market appreciation (depreciation)	(11.7)	33.3	33.2	74.5
Net change	(5.1)	31.0	33.5	67.9
Balance, end of period	$900.4	$860.1	$900.4	$860.1

Average AUM in the Asset Management segment for the periods presented by distribution channel and investment services were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in billions)
Distribution Channel:
Institutions	$381.0	$343.5	$368.0	$332.7
Retail	360.5	349.5	356.5	339.2
Private Wealth	166.8	147.8	162.9	141.9
Total	$908.3	$840.8	$887.4	$813.8

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in billions)
Investment Service:
Equity Actively Managed	$272.4	$276.1	$273.7	$266.3
Equity Passively Managed (1)	88.6	74.3	83.5	70.6
Fixed Income Actively Managed – Taxable	205.0	212.8	208.9	211.2
Fixed Income Actively Managed – Tax-exempt	97.6	82.2	95.5	79.6
Fixed Income Passively Managed (1)	18.0	10.1	12.9	10.2
Alternatives/Multi-Asset Solutions (2)	226.7	185.3	212.9	175.9
Total	$908.3	$840.8	$887.4	$813.8
____________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025 for the Asset Management Segment
Operating Earnings
Operating earnings decreased $2 million to $152 million during the three months ended September 30, 2026 from $154 million during the three months ended September 30, 2025. The following notable items were the primary drivers of the change in operating earnings:
Unfavorable items included:
•Net investment income decreased by $13 million mainly due to lower gains from seed capital investments (partially offset by Net derivative losses).
•Compensation, benefits and other operating costs and expenses increased by $12 million primarily due to higher incentive compensation and professional fees, partially offset by lower office related expenses.
These were partially offset by the following favorable items:
•Commissions and distribution-related payments decreased by $20 million mainly due to lower distribution expenses from shift in product mix of funds with lower distribution rates partially offset by higher average AUM.
•Net derivative gain of $6 million increased from a net derivative loss of $4 million mainly due to higher gains from economically hedging seed capital investments (partially offset in Net investment income).
Long-Term Net Flows and AUM
•Total AUM as of September 30, 2026 was $900.4 billion, down $5.1 billion or 0.6%, compared to June 30, 2026. During the third quarter 2026, AUM decreased as a result of market depreciation of $11.7 billion partially offset by net inflows of $6.6 billion. Market depreciation was attributed to Retail of $6.0 billion, Institutions of $4.4 billion, and Private Wealth of $1.3 billion. Net inflows were due to Institutions net inflows of $15.7 billion, partially offset by Retail net outflows of $8.4 billion and Private Wealth net outflows of $0.7 billion.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025 for the Asset Management Segment
Operating Earnings
Operating earnings increased $39 million to $450 million during the nine months ended September 30, 2026, from $411 million in the nine months ended September 30, 2025. The following were notable changes in operating earnings (losses):

Favorable items included:
•Fee-type revenue increased by $67 million primarily due to higher base investment advisory fees from higher average AUM partially offset by lower base portfolio fee rates, lower distribution fees and lower performance fees.
•Net derivative losses decreased by $28 million mainly due to lower losses from economically hedging seed capital investments (primarily offset in Net investment income).
•Commissions and distribution-related payments decreased by $27 million mainly due to lower distribution expenses from shift in product mix of funds with lower distribution rates partially offset by higher average AUM.
These were partially offset by the following unfavorable items:
•Compensation, benefits and other operating costs and expenses increased by $61 million primarily due to higher incentive compensation and higher general and administrative expenses.
•Net investment income decreased by $32 million mainly due to lower gains from seed capital investments (primarily offset by Net derivatives losses).
Long-Term Net Flows and AUM
•Total AUM as of September 30, 2026, was $900.4 billion, up $33.5 billion, or 3.9%, compared to December 31, 2025. The increase is primarily the result of market appreciation of $33.2 billion and net inflows of $0.3 billion. Market appreciation of $33.2 billion is attributed to Institutions of $12.8 billion, Retail of $10.9 billion and Private Wealth of $9.5 billion. Net inflows were driven by Institutions net inflows of $14.3 billion, partially offset by net outflows by Retail of $13.3 billion and Private Wealth of $0.7 billion.
Wealth Management
The Wealth Management segment is an emerging leader in the wealth management space with a differentiated advice value proposition that offers discretionary and non-discretionary investment advisory accounts, financial planning and advice, life insurance, and annuity products.
The following table summarizes operating earnings (loss) of our Wealth Management segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Operating earnings (loss)	$75	$59	$193	$154

Key components of operating earnings (loss) were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
REVENUES
Net investment income	$4	$3	$10	$8
Investment management, service fees and other income	578	496	1,657	1,422
Segment revenues	$582	$499	$1,667	$1,430

BENEFITS AND OTHER DEDUCTIONS
Commissions and distribution-related payments	$369	$320	$1,070	$909
Compensation, benefits and other operating costs and expenses	114	101	347	315
Segment benefits and other deductions	$483	$421	$1,417	$1,224

The following table summarizes revenue by activity type for our Wealth Management segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Revenue by Activity Type
Investment management, service fees and other income:
Investment management and advisory fees	$253	$197	$717	$562
Distribution fees	305	280	886	811
Interest income	11	11	29	32
Service and other income	9	8	25	17
Total Investment management, service fees and other income	$578	$496	$1,657	$1,422

The following table summarizes a roll-forward of AUA for our Wealth Management segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Total Wealth Management Assets
Advisory assets:
Balance, beginning of period	$95,748	$73,293	$82,594	$65,839
Acquired assets	—	—	4,508	—
Net new assets	2,724	2,210	6,736	6,218
Market appreciation (depreciation) and other	(1,383)	3,875	3,251	7,321
Advisory ending assets	$97,089	$79,378	$97,089	$79,378

Acquired assets, brokerage and direct	$—	—	—	—
Brokerage and direct assets	43,350	38,818	43,350	38,818

Balance, end of period (1)	$140,439	$118,196	$140,439	$118,196
_____________
(1)Some operating metrics have been revised for prior periods. Net New Assets consist of total client deposits into advisory accounts less total client withdrawals from advisory accounts, plus dividends, plus interest, minus advisory fees. AUA reflects adjusted balances with no financial impact.
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025 for the Wealth Management Segment
Operating Earnings
Operating earnings increased by $16 million to $75 million during the three months ended September 30, 2026 from $59 million in the three months ended September 30, 2025. The following were notable changes in operating earnings:
Favorable items included:
•Investment management, service fees and other income increased by $82 million mainly due to higher advisory fee type revenue attributed to higher average asset balances combined with increased distribution fees from higher retirement sales.
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $49 million mainly due to higher distribution and advisory fee type revenue from higher retirement sales and average asset balances.

•Compensation, benefits and other operating costs and expenses increased by $13 million mainly due to increased advisor benefits and variable compensation driven by higher sales, as well as the non-repeat of a benefit in third quarter 2025 from reducing reserves for loans made to experienced advisor hires.
Net Flows and AUA
•The increase in AUA of $1.3 billion in the three months ended September 30, 2026 was mainly driven by strong advisory net new assets of $2.7 billion, partially offset by market depreciation of $1.4 billion.
•Advisory net new assets of $2.7 billion were $514 million higher than in the three months ended September 30, 2025.
Nine Months Ended September 30, 2026, Compared to the Nine Months Ended September 30, 2025, for the Wealth Management Segment
Operating Earnings
Operating earnings increased $39 million to $193 million during the nine months ended September 30, 2026, compared to $154 million in the nine months ended September 30, 2025. The following were notable changes in operating earnings:
Favorable items included:
•Investment management, service fees and other income increased by $235 million mainly due to higher advisory fee-type revenue attributed to higher average asset balances combined with increased distribution fees from higher retirement sales.
These were partially offset by the following unfavorable items:
•Commissions and distribution-related payments increased by $161 million mainly driven by higher distribution and advisory fee-type revenue from higher retirement sales and average asset balances.
•Compensation, benefits and other operating costs and expenses increased by $32 million mainly due to higher variable compensation from higher sales.
Net Flows and AUA
•The increase in AUA of $14.5 billion in the nine months ended September 30, 2026, was mainly driven by net new assets of $6.7 billion and $4.5 billion of acquired assets, as well as market appreciation of $3.3 billion.
•Net new assets of $6.7 billion increased by $518 million mainly driven by higher inflows.
Corporate and Other
Corporate and Other includes the Closed Block, results from our run-off blocks of business, and certain strategic investments and unallocated items, including interest and corporate expenses. In addition, beginning with the third quarter of 2025, results for the Individual Life and Employee Benefits businesses are reported in Corporate and Other. On October 13, 2026, Equitable completed the sale of its Employee Benefits business to The Hartford. The transaction is not expected to have a material impact on the financial results of the Company. AB’s results of operations are reflected in the Asset Management segment. Accordingly, Corporate and Other does not include any items applicable to AB.
The following table summarizes operating earnings (loss) of Corporate and Other:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Operating earnings (loss)	$(64)	$(163)	$(318)	$(476)

Key components of operating earnings (loss) were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
REVENUES
Policy charges, fee income and premiums	$262	$433	$990	$1,666
Net investment income	45	183	170	684
Net derivative gains (losses)	(2)	(13)	(22)	(16)
Investment management, service fees and other income	128	134	368	389
Segment revenues	$433	$737	$1,506	$2,723

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$209	$438	$880	$1,816
Remeasurement of liability for future policy benefits	(17)	16	(20)	2
Interest credited to policyholders’ account balances	54	96	159	402
Commissions and distribution-related payments	58	82	210	237
Amortization of deferred policy acquisition costs	48	50	147	149
Compensation, benefits and other operating costs and expenses	94	161	303	475
Interest expense	59	61	183	185
Segment benefits and other deductions	$505	$904	$1,862	$3,266
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025 for Corporate and Other
Operating Earnings (Losses)
Operating losses decreased by $99 million to $64 million during the three months ended September 30, 2026 from an operating loss of $163 million during the three months ended September 30, 2025. The following were notable changes in operating earnings:
Favorable items included:
•Policyholders’ benefits decreased by $229 million primarily due to the reinsurance transaction with RGA and the quarterly impact of the Employee Benefits business exited in October 2026.
•Compensation, benefits, interest expense and other operating costs decreased by $69 million primarily due to the reinsurance transaction with RGA and the quarterly impact of the Employee Benefits business exited in October 2026.
•Interest credited to policyholders’ account balances decreased by $42 million primarily due to the reinsurance transaction with RGA.
•Remeasurement of liability for future policy benefits decreased by $33 million primarily due to favorable mortality experience and premium calibration.
•Commissions and distribution related payments decreased by $24 million primarily due to the quarterly impact of the Employee Benefits business exited in October 2026.
•Net derivative losses decreased by $11 million primarily due to economically hedging higher losses from seed capital, offset by Net investment income.
These were partially offset by the following unfavorable items:
•Fee-type revenue decreased by $177 million primarily due to the reinsurance transaction with RGA and the quarterly impact of the Employee Benefits business exited in October 2026.
•Net investment income decreased by $138 million primarily due to the reinsurance transaction with RGA.

Nine Months Ended September 30, 2026, Compared to the Nine Months Ended September 30, 2025, for Corporate and Other
Operating Earnings (Losses)
Operating losses decreased by $158 million to $318 million during the nine months ended September 30, 2026, from an operating loss of $476 million during the nine months ended September 30, 2025. The following were notable changes in operating earnings:
Favorable items included:
•Policyholders’ benefits decreased by $936 million primarily due to the impact of the reinsurance transaction with RGA and the quarterly impact of the Employee Benefits business exited in October 2026.
•Interest credited to policyholders’ account balances decreased by $243 million primarily due to the reinsurance transaction with RGA.
•Compensation, benefits, interest expense and other operating costs decreased by $174 million primarily due to the reinsurance transaction with RGA.
•Commissions and distribution related payments decreased by $27 million primarily due to the quarterly impact of the Employee Benefits business exited in October 2026 and lower Life insurance sales.
•Remeasurement of liability for future policy benefits decreased by $22 million due to favorable term mortality experience and lower ceded premiums.
These were partially offset by the following unfavorable items:
•Fee-type revenue decreased by $697 million primarily due to the reinsurance transaction with RGA and the quarterly impact of the Employee Benefits business exited in October 2026.
•Net investment income decreased by $514 million primarily due to lower average asset balances primarily related to the reinsurance transaction with RGA.
•Income tax benefit decreased by $31 million primarily due to a lower pre-tax loss for the nine months ended September 30, 2026.
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
Risk tolerances are established for credit risk, market risk, liquidity risk and concentration risk across issuers and asset classes, each of which seeks to mitigate the impact of cash flow variability arising from these risks. Significant interest rate increases and market volatility since 2022 have reduced the fair value of fixed maturities from a net unrealized gain position to a net unrealized loss. As a part of asset and liability management, we maintain a weighted average duration for our General Account investment portfolio that is within an acceptable range of the estimated duration of our liabilities given our risk appetite and hedging programs.
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

	Three Months Ended September 30,
	2026		2025
	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	4.59%	$1,007	4.37%	$912
Ending assets		89,715		80,416
Mortgages:
Income (loss)	5.58%	346	4.95%	270
Ending assets		24,671		22,150
Other Equity Investments: (1)
Income (loss)	5.58%	49	5.58%	50
Ending assets		3,559		3,527
Trading Securities:
Income (loss)	5.88%	14	12.45%	25
Ending assets		940		863
Policy Loans:
Income (loss)	5.05%	23	4.55%	35
Ending assets		1,845		1,855
Cash and Short-term Investments:
Income (loss)	3.41%	120	3.80%	107
Ending assets		14,261		10,200
Total:
Investment income (loss)	4.69%	1,559	4.51%	1,399
Less: investment fees (3)	(0.18)%	(59)	(0.16)%	(51)
Investment Income, Net	4.52%	1,500	4.35%	1,348
Ending Net Assets		$134,991		$119,011

	Nine Months Ended September 30,				Year Ended December 31
	2026		2025		2025
	Yield	Amount (2)	Yield	Amount (2)	Yield	Amount (2)
	(Dollars in millions)
Fixed Maturities:
Income (loss)	4.60%	$2,928	4.37%	$2,771	4.41%	$3,693
Ending assets		89,715		80,416		81,816
Mortgages:
Income (loss)	5.42%	967	4.97%	786	4.96%	1,061
Ending assets		24,671		22,150		22,718
Other Equity Investments: (1)
Income (loss)	4.41%	117	5.70%	151	5.22%	185
Ending assets		3,559		3,527		3,519
Trading Securities:
Income (loss)	5.96%	39	10.63%	54	5.80%	42
Ending assets		940		863		804
Policy Loans:
Income (loss)	4.97%	69	4.83%	142	4.57%	168
Ending assets		1,845		1,855		1,862
Cash and Short-term Investments:
Income (loss)	3.25%	271	4.03%	233	3.94%	323
Ending assets		14,261		10,200		9,103
Total:
Investment income (loss)	4.65%	4,391	4.54%	4,137	4.51%	5,472
Less: investment fees	(0.18)%	(171)	(0.16)%	(148)	(0.16)%	(199)
Investment Income, Net	4.47%	4,220	4.38%	3,989	4.35%	5,273
Ending Net Assets		$134,991		$119,011		$119,822
_____________
(1)Includes, as of September 30, 2026, September 30, 2025 and December 31, 2025 respectively, $443 million, $424 million and $439 million of other invested assets. Amounts for certain consolidated VIE investments are shown net of associated non-controlling interest.
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
AFS Fixed Maturities by Industry
The following table sets forth these fixed maturities by industry category along with their associated gross unrealized gains and losses:

AFS Fixed Maturities by Industry (1)

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(Dollars in millions)
As of September 30, 2026
Corporate Securities:
Finance	$16,539	$—	$22	$1,430	$15,131	19%
Manufacturing	10,618	3	21	1,496	9,140	11
Utilities	8,355	—	13	1,005	7,363	9
Services	7,398	7	29	1,026	6,394	8
Energy	2,717	—	4	297	2,424	3
Retail and wholesale	3,197	—	14	376	2,835	3
Transportation	2,407	—	16	261	2,162	3
Other	551	—	7	72	486	1
Total corporate securities	51,782	10	126	5,963	45,935	57
U.S. government	5,119	—	—	1,721	3,398	4
Residential mortgage-backed (2)	9,142	—	9	397	8,754	11
Preferred stock	54	—	2	—	56	—
State & political	359	—	—	86	273	—
Foreign governments	508	—	—	99	409	1
Commercial mortgage-backed	5,333	—	2	347	4,988	6
Asset-backed securities (3)	17,418	—	21	282	17,157	21
Total	$89,715	$10	$160	$8,895	$80,970	100%

As of December 31, 2025
Corporate Securities:
Finance (4)	$14,676	$—	$172	$902	$13,946	18%
Manufacturing (4)	9,904	—	129	1,041	8,992	12
Utilities	7,873	—	102	656	7,319	10
Services (4)	7,328	—	123	728	6,723	9
Energy	2,373	—	32	207	2,198	3
Retail and wholesale	3,047	—	51	262	2,836	3
Transportation	2,162	—	46	185	2,023	3
Other	376	—	2	29	349	—
Total corporate securities	47,739	—	657	4,010	44,386	58
U.S. government	5,040	—	1	1,304	3,737	5
Residential mortgage-backed (2)	7,093	—	85	92	7,086	9
Preferred stock	54	—	4	—	58	—
State & political	378	—	3	71	310	—
Foreign governments	556	—	3	77	482	1
Commercial mortgage-backed	4,814	—	26	250	4,590	6
Asset-backed securities (3) (4)	16,142	—	126	46	16,222	21
Total	$81,816	$—	$905	$5,850	$76,871	100%
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
The following table sets forth the General Account’s fixed maturities portfolio by NAIC rating:
AFS Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
As of September 30, 2026
1................................	Aaa, Aa, A	$64,253	$—	$62	$6,140	$58,175
2................................	Baa	24,070	—	91	2,682	21,479
	Investment grade	88,323	—	153	8,822	79,654
3................................	Ba	519	—	—	34	485
4................................	B	645	5	2	17	625
5................................	Caa	169	2	3	16	154
6................................	Ca, C	59	3	2	6	52
	Below investment grade	1,392	10	7	73	1,316
Total Fixed Maturities		$89,715	$10	$160	$8,895	$80,970

As of December 31, 2025:
1................................	Aaa, Aa, A	$56,880	$—	$513	$3,896	$53,497
2................................	Baa	23,488	—	380	1,884	21,984
	Investment grade	80,368	—	893	5,780	75,481
3................................	Ba	554	—	2	32	524
4................................	B	622	—	5	12	615
5................................	Caa	248	—	5	23	230
6................................	Ca, C	24	—	—	3	21
	Below investment grade	1,448	—	12	70	1,390
Total Fixed Maturities		$81,816	$—	$905	$5,850	$76,871

Mortgage Loans
The mortgage portfolio primarily consists of commercial, agricultural, and residential mortgage loans. The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The commercial mortgage loan portfolio is backed by high quality properties located in primary markets typically owned by experienced institutional investors with a demonstrated ability to manage their assets through business cycles. Our commercial loan portfolio is monitored on an ongoing basis, assigning credit quality ratings for each loan, with particular emphasis on loans that are scheduled to mature in the next 12 months. Scheduled maturities for the remainder of 2026 are $1.0 billion and 6% of the commercial mortgage portfolio. The commercial mortgage portfolio consists of 75% fixed rate loans and 25% floating rate loans. For floating rate loans, the borrower is typically required to purchase an interest rate cap to the scheduled maturity of the loan to protect against rising rates.

Commercial mortgage loans are evaluated annually to determine a current LTV ratio. Property financial statements, current rent roll, lease maturities, tenant creditworthiness, property physical inspections, and forecasted leasing market strength are used to develop projected cash flows. A discounted cash flow methodology which incorporates market data is used to determine property values. The average LTV ratio at origination provided by a certified appraisal firm was 54%. The average LTV ratio was 69% and 66% at September 30, 2026 and December 31, 2025, respectively, which reflects the most recent opinion of value on the underlying collateral.
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
Residential mortgage loans are pooled by loan type (e.g., Jumbo, Agency Eligible, Non-Qualified, etc.) and pooled by similar risk profiles (including consumer credit score and LTV ratios). The portfolio is monitored monthly primarily based on payment activity, occurrence of regional natural disasters and borrower interactions with the mortgage servicer.
The tables below show the breakdown of the amortized cost of the General Account’s investments in mortgage loans by geographic region and property type. Mortgage loans carried at fair value using the fair value option of $71 million as of September 30, 2026, are excluded from the below tables.
Mortgage Loans by Region and Property Type

	September 30, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
By Region:
U.S. Regions:
Pacific	$6,203	25%	$5,781	25%
Middle Atlantic	4,406	18	4,844	21
South Atlantic	4,111	16	3,529	16
East North Central	1,219	5	1,245	5
Mountain	2,415	10	1,865	8
West North Central	889	3	940	4
West South Central	2,292	9	2,007	9
New England	948	4	826	4
East South Central	1,148	5	950	4
Total U.S.	23,631	95	21,987	96
Other Regions:
Europe	1,343	5	994	4
Total Other	1,343	5	994	4
Total Mortgage Loans	$24,974	100%	$22,981	100%

By Property Type:
Office	$4,121	17%	$4,686	20%
Multifamily	8,812	35	8,629	38
Agricultural loans	2,699	11	2,650	12
Retail	755	3	673	3
Industrial	2,335	9	2,523	11
Hospitality	828	3	781	3
Residential	4,033	16	1,946	8
Other	1,391	6	1,093	5
Total Mortgage Loans	$24,974	100%	$22,981	100%

Private Credit
We invest in an array of private credit strategies, including private placements, private ABS, and direct lending. At September 30, 2026 and December 31, 2025, the amortized cost of these investments was $22.6 billion and $18.3 billion, respectively.
Private Credit Investments

	September 30, 2026		December 31, 2025
	Amortized Cost	%	Amortized Cost	%
	(in millions)
Private placements (1)	$15,185	67%	$13,292	72%
Private ABS	6,697	30	4,338	24
Direct middle market loans	682	3	666	4
Total	$22,564	100%	$18,296	100%
_____________
(1)Private placements primarily include investment‑grade corporate and infrastructure debt.

	September 30, 2026		December 31, 2025
	Amortized Cost	%	Amortized Cost	%
	(in millions)
Investment grade	$21,575	96%	$17,449	95%
Below investment grade	989	4	847	5
Total	$22,564	100%	$18,296	100%
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
At September 30, 2026 and December 31, 2025, the fair value of alternative investments was $3.2 billion and $3.2 billion, respectively. Alternative investments were 2.2% and 2.4% of cash and invested assets at September 30, 2026 and December 31, 2025, respectively.
Alternative Investments (1)

	September 30, 2026		December 31, 2025
	Fair Value	%	Fair Value	%
	(in millions)
Private Equity	$1,695	53%	$1,677	52%
Private Debt	317	10	307	10
Infrastructure	163	5	204	6
Real Estate	665	20	674	21
Hedge Funds	65	2	64	2
Other (2)	320	10	272	9
Total (3)	$3,225	100%	$3,198	100%
_____________
(1)Reported in Other Equity Investments in the consolidated balance sheets.
(2)Includes CLO equity, co-investments and investments in other strategies. CLO equity investments are consolidated and assets are reported in Fixed Maturities, at fair value using the fair value option in the consolidated balance sheets.
(3)Includes $981 million and $993 million of non-General Account assets as of September 30, 2026 and December 31, 2025, respectively.

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
On September 9, 2025, Holdings’ Board approved an additional $500 million under Holdings’ share repurchase program. The repurchase program does not obligate Holdings to purchase any particular number of shares. On February 11, 2026, Holdings’ Board approved an additional $1.0 billion share repurchase program. As of September 30, 2026, Holdings had authorized capacity of approximately $1.2 billion remaining in its share repurchase program. See Note 13 of the Notes to the Consolidated Financial Statements for additional details on the repurchase program.
Sources and Uses of Liquidity
The Company has sufficient cash flows from operations to satisfy liquidity requirements in 2026.
Cash Flows of Holdings
As a holding company with no business operations of its own, Holdings primarily derives cash flows from dividends from its subsidiaries and distributions related to its economic interest in AB, all of which is currently held outside our insurance company subsidiaries. These principal sources of liquidity are augmented by cash and short-term investments held by Holdings and access to bank lines of credit and the capital markets. The main uses of liquidity for Holdings are interest payments and debt repayment, payment of dividends and other distributions to stockholders (which may include stock repurchases), loans and capital contributions, if needed, to our insurance subsidiaries. Our principal sources of liquidity and our capital position are described in the following paragraphs.
Sources and Uses of Holding Company Highly Liquid Assets
The following table sets forth Holdings’ principal sources and uses of highly liquid assets:

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Highly Liquid Assets, beginning of period	$1,239	$1,982
Dividends from subsidiaries	1,023	1,885
Capital contributions to subsidiaries	—	—
M&A Activity	—	—
Purchase of AllianceBernstein Units	—	(758)
Total Business Capital Activity	1,023	1,127

Purchase of treasury shares	(751)	(1,173)
Shareholder dividends paid	(241)	(237)
Total Share Repurchases, Dividends and Acquisition Activity	(992)	(1,410)

Issuance/(redemption) of preferred stock	—	(444)
Preferred stock dividend	(41)	(48)
Total Preferred Stock Activity	(41)	(492)

Issuance of long-term debt	—	500
Repayment of long-term debt	—	(500)
Total External Debt Activity	—	—

	Nine Months Ended September 30,
	2026	2025
	(in millions)

Repayments of loans from affiliates	(675)	—
Proceeds from loans from affiliates	600	—
Net decrease (increase) in existing facilities to affiliates (1)	55	245
Total Affiliated Debt Activity	(20)	245

Interest paid on external debt and P-Caps	(157)	(158)
Others, net	42	(44)
Total Other Activity	(115)	(202)

Net increase (decrease) in highly liquid assets	(145)	(732)
Highly Liquid Assets, end of period	$1,094	$1,250
_______________
(1)     Represents net activity of draws and repayments of existing credit facilities between Holdings and affiliates.
Capital Contribution to Our Subsidiaries
Holdings did not make any capital contributions to its subsidiaries during the nine months ended September 30, 2026.
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
Cash Distributions from Our Non-Insurance Subsidiaries
During the nine months ended September 30, 2026, Holdings received cash distributions of $494 million from AB and $137 million from the investment management contracts with EFIM and EIM.
Distributions from Insurance Subsidiaries
Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Holdings and other affiliates under applicable insurance law and regulation. Also, more generally, the ability of our insurance subsidiaries to pay dividends can be affected by market conditions and other factors beyond our control.
Equitable’s primary insurance regulators in the U.S. are the NYDFS and the Arizona Department of Insurance and Financial Institutions. Under New York’s insurance laws, which are applicable to Equitable Financial, a domestic stock life insurer may not pay an Ordinary Dividend exceeding an amount calculated based on a statutory formula without prior approval of the NYDFS. Extraordinary Dividends require the insurer to file a notice of its intent to declare the dividends with the NYDFS and obtain prior approval or non-disapproval from the NYDFS. Similarly, under Arizona insurance law, which is applicable to Equitable America, a domestic life insurer may not pay a dividend to its shareholders that exceeds an amount calculated based on a statutory formula without prior approval of the Arizona Department of Insurance and Financial Institutions.
In 2025, Equitable America had Ordinary Dividend capacity of $347 million. In June 2025, Equitable America received approval from the Arizona Department of Insurance and Financial Institutions for an Extraordinary Dividend of $1.7 billion. During 2025 Holdings received dividend distributions from Equitable America of $1.5 billion under the Extraordinary Dividend capacity. In 2026, Equitable America estimates it will have Ordinary Dividend capacity of $408 million. In June 2026, Equitable America received approval from the Arizona Department of Insurance and Financial Institutions for an Extraordinary Dividend of $898 million. During 2026 Holdings received dividend distributions from Equitable America of $250 million under the Extraordinary Dividend capacity.

Based on the NYDFS formula, Equitable Financial had no Ordinary Dividend capacity in 2025 and 2026.
During 2026, Holdings received dividend distributions from Equitable Financial L&A of $59 million, of which $51 million was an Extraordinary Dividend.
During 2026, Holdings received dividend distributions from EQ AZ Life Re of $83 million with approval from the Arizona Department of Insurance and Financial Institutions.
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
AB Holding is required to distribute all of its Available Cash Flow, as defined in the Amended and Restated Agreement of Limited Partnership of AB Holding, to holders of AB Holding Units pro rata in accordance with their percentage interest in AB Holding. Available Cash Flow is defined as the cash distributions AB Holding receives from ABLP minus such amounts as the General Partner determines, in its sole discretion, should be retained by AB Holding for use in its business (such as the payment of taxes) or plus such amounts as the General Partner determines, in its sole discretion, should be released from previously retained cash flow. AB Holding is dependent on the quarterly cash distributions it receives from ABLP, which are subject to the performance of capital markets and other factors beyond our control. Distributions from AB Holding are made pro rata based on the holder’s percentage ownership interest in AB Holding.
As of September 30, 2026, Holdings and its non-insurance company subsidiaries hold approximately 199.3 million AB Units, 0.1 million AB Holding Units and the 1% General Partnership interest in ABLP.
As of September 30, 2026, the ownership structure of ABLP, including AB Units outstanding as well as the General Partner’s 1% interest, was as follows:

Owner	Percentage Ownership
EQH and its subsidiaries	68.3%
AB Holding	31.1
Unaffiliated holders	0.6
Total	100.0%
Including both the general partnership and limited partnership interests in AB Holding and ABLP, Holdings and its subsidiaries had an approximate 68.3% economic interest in AB as of September 30, 2026.
Holdings Credit Facilities
On July 29, 2025, Holdings entered into a new Revolving Credit Agreement with respect to a $1.0 billion five-year senior unsecured revolving credit facility (the “Credit Facility”), and terminated the Amended and Restated Revolving Credit Agreement, dated as of June 24, 2021, as amended.
The Credit Facility may provide significant support to our liquidity position when alternative sources of credit are limited. In addition to the Credit Facility, we have letter of credit facilities with an aggregate principal amount of $525 million (the “LOC Facilities”), primarily to be used to support our life insurance business reinsured to EQ AZ Life Re in April 2018. As of September 30, 2026, $445 million was outstanding under the LOC Facilities. In August 2025 Holdings entered into amendments with two of the issuers of its bilateral letter of credit facilities to effect changes in terms similar to the provisions of the Credit Facility and in one instance add two years of extension options. In August 2025 the Company also terminated six of its bilateral letter of credit facilities with different counterparties.
The Credit Facility and LOC Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of certain indebtedness that may be incurred by our subsidiaries and the dollar amount of certain secured indebtedness that may be incurred by us, which could restrict our operations and use of funds. The right to borrow funds under the Credit Facility and LOC Facilities is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow thereunder is also subject to the continued ability of the lenders that are or will be parties to the facilities to provide funds. As of September 30, 2026, we were in compliance with the covenants under the Credit Facility and LOC Facilities.
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
The payment of dividends on our common stock will be substantially restricted in the event that we do not declare and pay (or set aside) dividends on the Series A and the Series C Preferred Stock for the last preceding dividend period. For additional information on our preferred stock, see “—Series A Preferred Stock and Series C Preferred Stock”.
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
We manage the liquidity of our insurance subsidiaries with the objective of ensuring that they can meet payment obligations linked to our businesses and to their outstanding debt and derivative positions, including in our hedging programs, without support from Holdings. We employ an asset/liability management approach specific to the requirements of each of our insurance businesses. We measure liquidity against internally developed benchmarks that consider the characteristics of our asset portfolio and the liabilities that it supports in both the short-term (the next 12 months) and long-term (beyond the next 12 months). We consider attributes of the various categories of our liquid assets (for example, type of asset and credit quality) in calculating internal liquidity indicators for our insurance and reinsurance operations. Our liquidity benchmarks are established for various stress scenarios and durations, including company-specific and market-wide events. The scenarios we use to evaluate the liquidity of our subsidiaries are defined to allow operating entities to operate without support from Holdings.
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
AB Commercial Paper
As of September 30, 2026 and December 31, 2025, AB had $0 million of commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings for the commercial paper outstanding during the nine months ended September 30, 2026, and full year 2025 were $187 million and $200 million, respectively, with weighted average interest rates of approximately 3.9% and 4.4%, respectively.
AB Credit Facility
AB has an $800 million committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders. The AB Credit Facility has a maturity date of August 5, 2030. The AB Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200 million. Any such increase is subject to the consent of the affected lenders. The AB Credit Facility is available for AB business purposes, including the support of AB’s commercial paper program. AB can draw directly under the AB Credit Facility and AB management expects to draw on the AB Credit Facility from time to time.
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of September 30, 2026, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
Amounts under the AB Credit Facility may be borrowed, repaid and re-borrowed by AB from time to time until the maturity of the facility. Voluntary pre-payments and commitment reductions requested by AB are permitted at any time without a fee (other than customary breakage costs relating to the pre-payment of any drawn loans) upon proper notice and subject to a minimum dollar requirement. Borrowings under the AB Credit Facility bear interest at a rate per annum, which will be, at AB’s option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AB, plus one of the following indices: a term SOFR; a Prime rate; or the Federal Funds rate.
As of September 30, 2026 and December 31, 2025, AB had no amounts outstanding under the AB Credit Facility. During the nine months ended September 30, 2026 and full year 2025, AB and SCB LLC did not draw upon the AB Credit Facility.
SCB LLC had three uncommitted lines of credit with three financial institutions. Two of these lines of credit allowed SCB LLC to borrow up to an aggregate of $150 million. One of those lines of credit was terminated March 20, 2026. As of September 30, 2026 SCB LLC has two uncommitted lines of credit with two financial institutions. One of these lines of credit permits SCB LLC to borrow up to an aggregate of approximately $100 million, with AB named as an additional borrower, while the other has no stated limit. AB has agreed to guarantee the obligations of SCB LLC under these lines of credit. As of September 30, 2026 and December 31, 2025, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings during the nine months ended September 30, 2026 and the full year 2025, were $1 million and $1 million with weighted average interest rates of approximately 6.8% and 7.3%, respectively.

EQH Facility
AB has a $900 million committed, unsecured senior credit facility (the “EQH Facility”). The EQH Facility matures on August 31, 2029. The EQH Facility is available for AB’s general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.
The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. As of September 30, 2026, AB was in compliance with these covenants. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.
Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by AB from time to time until the maturity of the facility. AB or Holdings may reduce or terminate the commitment at any time without penalty upon proper notice. Holdings also may terminate the facility immediately upon a change of control of AB’s General Partner.
As of September 30, 2026 and December 31, 2025, AB had $755 million and $810 million outstanding under the EQH Facility, with interest rates of approximately 3.9% and 3.7%, respectively. Average daily borrowings of the EQH Facility during the first nine months of 2026 and full year 2025 were $420 million and $392 million, respectively, with weighted average interest rates of approximately 3.6% and 4.2%, respectively.
EQH Uncommitted Facility
In addition to the EQH Facility, AB has a $300 million uncommitted, unsecured senior credit facility (the “EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on August 31, 2029 and is available for AB’s general business purposes. Borrowings under the EQH Uncommitted Facility bear interest generally at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants, which are substantially similar to those in the EQH Facility. As of September 30, 2026, AB was in compliance with these covenants.
As of September 30, 2026 and December 31, 2025, AB had no amounts outstanding under the EQH Uncommitted Facility. During the first nine months of 2026 and full year 2025, AB did not draw upon the EQH Uncommitted Facility.
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
The following table sets forth the Company’s total consolidated borrowings. Short-term and long-term debt consists of the following:

	September 30, 2026	December 31, 2025
	(in millions)
Short-term debt:
CLO Short-term debt (4.91%)	—	25
Total short-term debt	$—	$25
Long-term debt:
Senior Debenture (7.00%, due 2028)	250	250
Senior Note (4.35%, due 2028)	997	995
Senior Note (4.57%, due 2029)	311	307
Senior Note (5.59%, due 2033)	498	498
Senior Note (5.00%, due 2048)	1,290	1,290
Junior Sub Debt Securities due 2055	495	495
Total long-term debt	3,841	3,835
Total short and long-term debt	$3,841	$3,860
Notes and Debentures
The senior notes and senior debentures contain customary affirmative and negative covenants, including a limitation on certain liens and a limit on the Company’s ability to consolidate, merge or sell or otherwise dispose of all or substantially all of its assets. The senior notes and senior debentures also include customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding senior notes and senior debentures may be accelerated. As of September 30, 2026, the Company is in compliance with all debt covenants.
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
Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Holdings during the three months ended September 30, 2026, of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/26 through 7/31/26	—	$—	—	$1,487,403,725
8/1/26 through 8/31/26	2,478,075	$50.85	2,478,075	$1,361,404,283
9/1/26 through 9/30/26	2,116,899	$52.91	2,116,899	$1,249,404,801
Total	4,594,974	$51.80	4,594,974	$1,249,404,801

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

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our executive officers during the three months ended September 30, 2026, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans. The plan listed below is only executed when the stock price reaches a required minimum. In addition, the executive identified in the table below is required to maintain an ownership of our common stock with a value equal to at least a multiple of their annual base salary (three times for Mr. Hurd).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Start Date of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to be Purchased or Sold
Jeffrey J. Hurd Chief Operating Officer	8/27/2026	11/25/2026	5/25/2027	Sale of up to 54,517 shares(2) of common stock in several transactions through the scheduled expiration date in 2027.
(1)In each case, a Rule 10b5-1 trading plan may also expire on such earlier date as all transactions under the Rule 10b5-1 trading plan are completed.
(2)54,517 of Mr. Hurd’s shares consist of stock options.

Other than as set forth above, during the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.     Exhibits

Number		Description and Method of Filing
10.1	†	Retirement Agreement, dated as of October 3, 2026, among AllianceBernstein L.P., AllianceBernstein Holding L.P., AllianceBernstein Corporation, and Seth Bernstein (incorporated by reference to Exhibit 10.1 to AB Holding’s Quarterly Report on Form 10-Q filed October 29, 2026).
10.2	†	Offer Letter, dated as of October 19, 2026, between Onur Erzan and AllianceBernstein L.P. (incorporated by reference to Exhibit 10.2 to AB Holding’s Quarterly Report on Form 10-Q filed October 29, 2026).
31.1	#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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

Additional insurance liabilities	Additional liabilities for contract or contract feature that provide for benefits in addition to the account balance but are not MRBs or embedded derivatives.

Alternative investments	Investments in real estate and real estate joint ventures and other limited partnerships.

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

Deferred sales inducements (“DSI”)	Represent amounts that are credited to a policyholder’s account balance that are higher than the expected crediting rates on similar contracts without such an inducement and that are an incentive to purchase a contract and also meet the accounting criteria to be deferred as an asset that is amortized over the life of the contract.

Extraordinary Dividend	Dividends in excess of the amount permitted under statutory formula.

Fee-type revenue	Revenue from fees and related items, including policy charges and fee income, premiums, investment management and service fees, and other income.

Gross premiums	First year premium and renewal premium and deposits

Invested assets	Includes fixed maturity securities, equity securities, mortgage loans, policy loans, alternative investments and short-term investments.

Life Reserves	Equals the aggregate value of Policyholders’ account balances and Future policy benefits for policies in Corporate and Other.

Ordinary Dividend	Dividends allowable under statutory formula.

Policy Reserves	Equals the aggregate value of Policyholders’ account balances and future policy benefits for policies in our Policy Reserves.

Reinsurance	Insurance policies purchased by insurers to limit the total loss they would experience from an insurance claim.

Renewal premium and deposits	Premiums and deposits after the first twelve months of the policy or contract.

Risk-based capital (“RBC”)	Rules to determine insurance company statutory capital requirements. It is based on rules published by the NAIC.

Total adjusted capital (“TAC”)	Primarily consists of capital and surplus, and the asset valuation reserve.

Product Terms

403(b)	A tax-deferred retirement savings plan available to certain employees of public schools and certain tax-exempt organizations. 403(b) refers to the section of the Code pursuant to which these plans are established.

Annuitant	The person who receives annuity payments or the person whose life expectancy determines the amount of variable annuity payments upon annuitization of an annuity to be paid for life.

Annuitization	The process of converting an annuity investment into a series of periodic income payments, generally for life.

Benefit base	A notional amount (not actual cash value) used to calculate the owner’s guaranteed benefits within an annuity contract. The death benefit and living benefit within the same contract may not have the same benefit base.

Cash surrender value	The amount an insurance company pays (minus any surrender charge) to the policyholder when the contract or policy is voluntarily terminated prematurely.

Dollar-for-dollar withdrawal	A method of calculating the reduction of a variable annuity benefit base after a withdrawal in which the benefit is reduced by one dollar for every dollar withdrawn.

EQUI-VEST Group (“EG”)	A traditional variable deferred annuity without enhanced guaranteed benefits with single and ongoing premiums sold in the tax-exempt 403(b)/457(b) markets.

EQUI-VEST Individual (“EI”)	A traditional variable deferred annuity without enhanced guaranteed benefits sold in the individual market.

Future policy benefits	Future policy benefits for the annuities business are comprised mainly of liabilities for life-contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.

Future policy benefits for the life business are comprised mainly of liabilities for traditional life and certain liabilities for universal and variable life insurance contracts (other than the Policyholders’ account balance).

General Account Investment Portfolio	The invested assets held in the General Account.

General Account	The assets held in the general accounts of our insurance companies as well as assets held in our Separate Accounts on which we bear the investment risk.

GMxB	A general reference to all forms of variable annuity guaranteed benefits, including guaranteed minimum living benefits, or GMLBs (such as GMIBs, GMWBs and GMABs), and guaranteed minimum death benefits, or GMDBs (inclusive of return of premium death benefit guarantees).

GMxB Core	Retirement Cornerstone and Accumulator sold 2011 and later.

GMxB Legacy	Fixed-rate GMxB business written prior to 2011.

Guaranteed income benefit (“GIB”)	An optional benefit which provides the policyholder with a guaranteed lifetime annuity based on predetermined annuity purchase rates applied to a GIB benefit base, with annuitization automatically triggered if and when the contract AV falls to zero.

Guaranteed minimum accumulation benefits (“GMAB”)	An optional benefit (available for an additional cost) which entitles an annuitant to a minimum payment, typically in lump-sum, after a set period of time, typically referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying AV.

Guaranteed minimum death benefits (“GMDB”)	An optional benefit (available for an additional cost) that guarantees an annuitant’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying AV, upon the death of the annuitant.

Guaranteed minimum income benefits (“GMIB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the underlying AV.

Guaranteed minimum living benefit (“GMLB”)	A reference to all forms of guaranteed minimum living benefits, including GMIBs, GMWBs and GMABs (does not include GMDBs).

Guaranteed minimum withdrawal benefits (“GMWB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the annuitant could be greater than the underlying AV.

Guaranteed withdrawal benefit for life (“GWBL”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for the duration of the policyholder’s life, regardless of account performance.

Indexed Universal Life (“IUL”)	A permanent life insurance offering built on a universal life insurance framework that uses an equity-linked approach for generating policy investment returns.

Investment Edge (“IE”)	A traditional variable deferred annuity without enhanced guaranteed benefits that provides tax-efficient distribution.

Living benefits	Optional benefits (available at an additional cost) that guarantee that the policyholder will get back at least their original investment when the money is withdrawn.

Mortality and expense risk fee (“M&E fee”)	A fee charged by insurance companies to compensate for the risk they take by issuing life insurance and variable annuity contracts.

Net flows	Net change in customer account balances in a period including, but not limited to, gross premiums, surrenders, withdrawals and benefits. It excludes investment performance, interest credited to customer accounts and policy charges.

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

Return of premium (“ROP”) death benefit	This death benefit pays the greater of the account value at the time of a claim following the owner’s death or the total contributions to the contract (subject to adjustment for withdrawals). The charge for this benefit is usually included in the M&E fee that is deducted daily from the net assets in each variable investment option. We also refer to this death benefit as the Return of Principal death benefit.

Rider	An optional feature or benefit that a policyholder can purchase at an additional cost.

Separate Account	Refers to the separate account investment assets of our insurance subsidiaries excluding the assets held in those Separate Accounts on which we bear the investment risk.

Surrender charge	A fee paid by a contract owner for the early withdrawal of an amount that exceeds a specific percentage or for cancellation of the contract within a specified amount of time after purchase.

Surrender rate	Represents annualized surrenders and withdrawals as a percentage of average AV.

Universal life (“UL”) products	Life insurance products that provide a death benefit in return for payment of specified annual policy charges that are generally related to specific costs, which may change over time. To the extent that the policyholder chooses to pay more than the charges required in any given year to keep the policy in force, the excess premium will be placed into the AV of the policy and credited with a stated interest rate on a monthly basis.

Variable annuity	A type of annuity that offers guaranteed periodic payments for a defined period of time or for life and gives purchasers the ability to invest in various markets through the underlying investment options, which may result in potentially higher, but variable, returns.

Variable Universal Life (“VUL”)	Universal life products where the excess amount paid over policy charges can be directed by the policyholder into a variety of Separate Account investment options. In the Separate Account investment options, the policyholder bears the entire risk and returns of the investment results.

ACRONYMS
•“A.R.S.” means Arizona Revised Statutes
•“AB” or “AllianceBernstein” means AB Holding and ABLP
•“AB Holding” means AllianceBernstein Holding L.P., a Delaware limited partnership
•“AB Holding Units” means units representing assignments of beneficial ownership of limited partnership interests in AB Holding
•“AB Units” means units of limited partnership interests in ABLP
•“ABLP” means AllianceBernstein L.P., a Delaware limited partnership and the operating partnership for the AB business
•“ABS” means asset-backed securities
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
•“DSC” means debt service coverage
•“EB” means Employee Benefits
•“EBITDA” means earnings before interest, taxes, depreciation and amortization
•“EDP” means electronic data processing
•“EFIM” means Equitable Financial Investment Management, LLC
•“EFS” means Equitable Financial Services, LLC, a Delaware limited liability company and a wholly-owned direct subsidiary of Holdings
•“EIM” means Equitable Investment Management, LLC
•“EOP” means end of period
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
•“Reg 213” means New York Insurance Regulation 213
•“RGA” means Reinsurance Group of America
•“RMBS” means residential mortgage-backed securities
•“ROE” return on equity
•“S&P” means Standard & Poor’s
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
•“TAR” means total asset requirement
•“TIPS” means treasury inflation-protected securities
•“U.S. GAAP” or “GAAP” means accounting principles generally accepted in the United States of America
•“UL” means universal life
•“VA” means variable annuity
•“Venerable” means Venerable Holdings, Inc.
•“VIE” means variable interest entity
•“VOE” means voting interest entity
•

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Equitable Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2026	EQUITABLE HOLDINGS, INC.

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2026	By:	/s/ William J. Eckert, IV
		Name:	William J. Eckert, IV
		Title:	Chief Accounting Officer (Principal Accounting Officer)